Form 10QSB
period 2000-06-30
DSTAGE COM INC
filed 2000-08-17
CIK 1115818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _____ to______


                             COMMISSION FILE NUMBER




                                DSTAGE.COM, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                        52-2195605
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


  1600 Broadway, Suite 2400, Denver, Colorado 80202           (720) 904-0844
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]X No [ ]


The number of shares of the registrant's common stock as of June 30, 2000:
6,262,727 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                               Table of Contents
                               -----------------


Part I                                                    3
Item 1                                                    3
Balance Sheet                                             3
Income Statement                                          4
Cash Flow Statement                                       5
Notes to Financial Statements                             6
MD&A                                                      8
Signature                                                12

                                               DSTAGE.COM, INC.
                                        (A Development Stage Company)
                                                BALANCE SHEETS

                               Assets                                      June 30,               December 31,
                                                                             2000                     1999
                                                                     -------------------       ------------------
                                                                         (Unaudited)                (Audited)
CURRENT ASSETS
Cash                                                                 $            5,755        $          16,686
Prepaid expenses  (Note 6)                                                       75,858                    1,347
                                                                     -------------------       ------------------

        Total current assets                                                     81,613                   18,033

Computer equipment and software, net of depreciation                              3,689                    2,449
Office furniture and equipment, net of depreciation                               1,205                    1,106
Deposits                                                                            923                      379
                                                                     -------------------       ------------------

        Total assets                                                 $           87,430        $          21,967
                                                                     ===================       ==================


        Liabilities and Stockholders' Equity


CURRENT LIABILITIES
Accounts payable                                                     $            6,463        $              72
Accrued expenses                                                                  2,500                        0
Note payable - stockholder                                                        6,186                        0
                                                                     -------------------       ------------------

        Total current liabilities                                                15,149                       72

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares authorized;
issued and outstanding 6,262,727 at June 30, 2000 and                             6,263                    4,434
4,434,569 at December 31, 1999
Additional paid-in capital                                                      195,587                   84,257
(Deficit) accumulated during development stage                                 (129,569)                 (66,796)
                                                                     -------------------       ------------------

        Total stockholders' equity                                               72,281                   21,895
                                                                     -------------------       ------------------

        Total liabilities and stockholders' equity                   $           87,430        $          21,967
                                                                     ===================       ==================

                               See accompanying summary of accounting policies
                                    and notes to the financial statements


                                               DSTAGE.COM, INC.
                                        (A Development Stage Company)
                                           STATEMENT OF OPERATIONS
                                                 (Unaudited)

                                                  Cumulative
                                                     During           Three Months Ended        Six Months Ended
                                                  Development              March 31,                June 30,
                                                     Stage                   2000                     2000
                                              -------------------     -------------------      -------------------
Revenue:                                      $                -      $                -       $                -

Operating expenses:
        Consulting                                        67,000                  10,000                   15,000
        General and administrative                        62,569                   3,802                   47,773
                                              -------------------     -------------------      -------------------

              Total operating expenses                   129,569                  13,802                   62,773

              Net (loss)                      $         (129,569)     $          (13,802)      $          (62,773)
                                              ===================     ===================      ===================

Net (loss) per common share
        Basic and dilutive                    $           (0.021)     $           (0.002)      $            (0.01)
                                              ===================     ===================      ===================

Weighted average shares outstanding
        Basic and dilutive                             6,188,699               6,190,420                6,196,271
                                              ===================     ===================      ===================

                               See accompanying summary of accounting policies
                                    and notes to the financial statements


                                               DSTAGE.COM, INC.
                                        (A Development Stage Company)
                                           STATEMENT OF CASH FLOWS
                                                 (Unaudited)

                                                                            Cumulative
                                                                               During                  Six Months Ended
                                                                            Development                    June 30,
                                                                               Stage                         2000
                                                                         -------------------          -------------------
Cash flows from operating activities:
      Net (loss)                                                         $         (129,569)          $          (62,773)

      Adjustments to reconcile net (loss)
                to cash provided (used) by operating activities:
           Depreciation                                                                 460                          460
           Issuance of stock for services                                            67,000                       15,000
           Issuance of stock for expense reimbursement                               18,962                        7,159
           Decrease in other current assets                                             (55)                         (55)
           Increase in accrued liabilities                                            8,686                        8,686
           Increase in accounts payable                                               6,463                        6,391
                                                                         -------------------          -------------------

                Net cash (used) by operating activities                             (28,053)                     (25,132)

Cash flows from investing activities:
           Acquisition of fixed assets                                               (2,192)                      (1,799)
                                                                         -------------------          -------------------

                Net cash (used) by investing activities                              (2,192)                      (1,799)

Cash flows from financing activities:
           Proceeds from issuance of common stock
           Proceeds from convertible note payable                                    36,000                       16,000
                                                                         -------------------          -------------------

                Net cash provided by financing activities                            36,000                       16,000
                                                                         -------------------          -------------------

Net increase in cash                                                                  5,755                      (10,931)

Cash, beginning of period                                                                 -                            -
                                                                         -------------------          -------------------

Cash, end of period                                                      $            5,755           $            5,755
                                                                         ===================          ===================

Non-cash transactions
      Purchased of equipment by issuance of stock                        $            3,162           $                -
                                                                         ===================          ===================
      Payment of prepaid and other assets by issuance of stock           $            1,726           $                -
                                                                         ===================          ===================
      Prepayment of services for stock                                   $           75,000           $           75,000
                                                                         ===================          ===================

                               See accompanying summary of accounting policies
                                    and notes to the financial statements

                                DSTAGE.COM, INC.
                          (A Development Stage Company)
                 Notes to the Financial Statements June 30, 2000

Note 1 - Basis of Presentation

         The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements on Form 10-SB12G to the Securities and Exchange Commission filed on June 12, 2000. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2000 and the results of operations for the six-month period then ended have been made. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.

Note 2 - Nature of Business and Organization

         Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, creation and restructuring services to other development stage companies. For the period October 12, 1999 (Inception) to June 30, 2000, the Company has been in the development stage. The Company's activities since inception have consisted of; building a network of individuals and organizations participating in the development of the Dstage.com online resources for development stage companies; Completing development and testing of our proprietary indexes to track various types of development stage company activity; and developing concepts that can be successfully converted into new development stage ventures. Through June 30, 2000, the Company has expended costs of organizing the Company and developing the business in the amount of $129,569. The Company has not generated any revenues as of June 30, 2000.

         The Company is dependent on the continued financial support of its largest stockholder and the contributions of time from its officers and directors. While the Company operates independently of its largest stockholder, a loss of this support in the near term could have a detrimental effect on the Company.

Note 3 - Other information

         On July 1, 2000 we relocated to a 255 square foot office at a cost of $924 per month located at 1600 Broadway, Suite 2400, Denver, Colorado 80202


Note 4 - Legal Proceedings

         There are no pending legal proceedings involving the Company and we are not aware of any proceeding that any governmental authority or any other party is contemplating.


Note 5 - Stockholders' Equity

         On May 1, 2000, the Company issued a Private Placement Memorandum promulgated under Regulation D, Rule 504 of the Securities and Exchange Act of 1933, as amended, for the purpose of raising $500,000 for audit and legal fees, marketing advertising and sales costs, site and content development, administrative and occupancy costs, capital expenditures and the establishment of a reserve. The Company has filed its Form D with the Securities and Exchange Commission, and has also filed in the states of New York and New Jersey. In addition, the Company plans to file in the states of California, Colorado, Nevada and Washington. As of the date of this filing, the Company has received $6,885 in cash from its private Placement Memorandum.

         On May 20, 2000, we entered into a promissory note with BulletProof Business Plans, Inc., the Company's largest stockholder. The promissory note provided for the Company to receive up to $10,000 in cash advances and administrative expenses paid on our behalf. Interest is to accrue on the unpaid principal balance at a rate equal to the prime rate. Outstanding principal and accrued interest is due and payable on demand by the stockholder. Terms of the promissory note includes conversion provisions, allowing the holder to convert all advances to common stock at a rate of $1.00 per share. As of June 30, 2000, the Company had accrued $6,186 in administrative expenses of the balance allowed under the BulletProof note payable agreement. As of the date of this filing, BulletProof had not converted the note payable to common stock.

         On June 17, 2000, our Board of Directors approved the issuance of 75,000 shares at $1.00 per share of common stock, in lieu of cash for prepayment of professional services to be rendered to the Company. We expect to fully utilize these services for the value given.


Note 6 - Prepaid expenses

         The Company entered into an agreement whereby a professional service provider, agreed to provide document preparation, filing, and consulting services in exchange for common shares of the Company. As of June 30, 2000, 75,000 common shares were issued under this agreement. This transaction has been recorded at $75,000, the estimated fair value of the professional services to be received. As the preparation, filing and consulting services had not yet been provided as of June 30, 2000, the amount has been recorded as a prepaid expense. As services are rendered, the prepaid will be reduced and professional service expense will be expensed in the statement of operations.


Note 7 - Subsequent Events

         On July 28, 2000, our Board of Directors approved the issuance of 10,000 shares at $1.00 per share of common stock, in lieu of cash for prepayment of technology development service to be rendered to the Company. We expect to fully utilize these services for the value given.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

         The statements contained in this report on Form 10-QSB concerning our business outlook or future economic performance; anticipated profitability, gross revenues, commissions and expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matter are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors, which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, adequate funding, competition, external factors that we cannot control and regulatory.


Overview

         As in the fiscal year ended December 31, 1999, Dstage.com, Inc., continues to concentrate primarily on three core business elements: 1) building a network of individuals and organizations participating in the development of the Dstage.com online resources for development stage companies; 2) completing development and testing of our proprietary indexes to track various types of development stage company activity; and 3)developing concepts that can be successfully converted into new development stage ventures.

         Although we have had no revenues as of June 30, 2000, we have completed our business plan and have completed the steps that will eventually result in us becoming a publicly traded company. In addition, we have had preliminary discussions with potential affiliates, including some influential industry leaders in the Internet marketplace.


Plan of Operation

         As in the fiscal year ended December 31, 1999, Dstage.com, Inc., continues to concentrate primarily on three core business elements. 1)Building a network of individuals and organizations participating in the development of the Dstage.com online resources for development stage companies; 2) Completing development and testing of our proprietary indexes to track various types of development stage company activity; and 3) developing concepts that can be successfully converted into new development stage ventures.


Cash Flow and The Need To Raise Cash

         From October 12, 1999 Inception to June 30, 2000, we had incurred net operating losses of $129,569, primarily due to costs associated with organizing the Company, developing the business model and raising capital. We will rely totally on the proceeds from our initial Private Placement Memorandum for our initial liquidity and capital resources. The Private Placement Memorandum, dated May 1, 2000, will attempt to produce approximately $425,000 in net proceeds. Our business is designed to allow the largest expenses, namely the cost of personnel, consultants, license and royalties for third-party information use to be paid for with stock in lieu of cash. We expect that shares issued under these arrangements may be subject to lockup provisions and certain other restrictions. There can be no assurance that personnel, consultants or other parties will accept stock in lieu of cash. However, if they do, we expect our immediate operational cash needs over the next twelve months will not exceed $250,000. In the event this Private Placement memorandum is not fully subscribed, we can sustain operations for the next twelve months, albeit at a much slower rate, with as little as $20,000.


Net Profits

         We have not realized a net profit from operations as of June 30, 2000. We have an operating loss to date of $129,569. This net operating loss is due in part to initial general and administrative costs, organizational costs and initial start up operations.


Revenues

         We have not generated any revenues. We are a development stage company and have been developing our business model since inception. As part of our business model, we plan to incur expenses for services for which we will pay stock of our company in lieu of cash. As a result, our ability to generate initial revenues is subject to our ability to earn management fees by providing our services to potential clients once we are ready to enter that stage of our development. We hope to begin generating initial revenues during the third quarter of 2000.


Operating Expenses

         Our operating expenses from inception to June 30, 2000 were $129,569. Consulting expenses totaled $67,000 and general and administrative expenses totaled $62,840. Other expense (income) totaled $(271). General and Administrative expenses were comprised of sales and marketing, Internet access and hosting, professional fees, rent, telephone and travel and entertainment. We had budgeted approximately $100,000 for these initial expenses. As we begin to enter the next stage of our business model, many of our internal service requirements will be paid for by issuance of stock in lieu of cash. As we grow and our common stock increases in value, we will adjust the value of our common stock to reflect the market price at the time the services are provided. This approach will enable us to minimize overhead costs while providing both the company and the employee the maximum benefit for the services being performed.

            Operating expenses from January 1, 2000 to June 30, 2000 were $62,773. Consulting expense totaled $15,000 and general and administrative expenses totaled $47,942. Other expense (income) totaled $(169). General and Administrative expenses were comprised of sales and marketing, Internet access and hosting, professional fees, rent, telephone, and travel and entertainment.

Income Taxes

         There is no current or deferred tax expense for the period from October 12, 1999 to June 30, 2000 due to net losses from operations by the Company. As of June 30, 2000, we had operating loss carryforwards of approximately $129,569 (unaudited). The operating loss carryforwards expire beginning in 2019.


Liquidity and Capital Resources

         Our primary source of capital has been our initial capitalization, private equity sales and a loan from BulletProof Business Plans, Inc. Our immediate liquidity needs are expected to come from the proceeds of our Private Placement Memorandum, services provided to us for stock in lieu of cash and our initial management and indexing fees.


Net Cash Provided by Operations

         Since inception we have not had any revenues to date and operating activities have consumed cash of $28,053. In addition, we have had services provided to us by our management team for which the consideration was stock in lieu of cash. As a result, our consumption of cash has been primarily directed to third party out-of-pocket costs, including consulting, rent, telephone, legal and audit fees. To date, we have received $20,000 in proceeds from the issuance of common stock and $16,000 in proceeds from issuance of a convertible note payable to BulletProof Business Plans, Inc., which has resulted in cash at the end of period of $5,755. Our cumulative net loss to date is $129,569, all of which is a direct result of operations. Our current accounts payable is $6,463. The majority of our expenses have been paid for by the issuance of common stock, greatly reducing our cash dependence.

         From January 1, 2000 to June 30, 2000, we incurred a net operating loss of $62,773. We consumed $25,132 in cash in our operating activities. We spent $1,799 to acquire computer hardware, software and office furniture. We received $16,000 in proceeds from the issuance of a note payable which was converted to 800,000 shares of common stock. These transactions resulted in a decrease of net cash for the period of $10,931. All of the cash outlays for this period were paid to third parties. As of June 30, 2000, our cash position was $5,755.


Capital Expenditures

         We require funding primarily for computer hardware and software, furniture and fixtures and general working capital needs. Substantially all of our capital expenditures have been paid for by the issuance of stock to our shareholders.

Trends on Liquidity

         To date we have had no revenues and we have not had to heavily rely on cash availability since we have been dependent on our management and shareholders providing services for stock in lieu of cash. In order for our business model to be successful, this trend will have to continue. We plan to build up a cash reserve that will be available in the event additional cash is needed in the future. Nonetheless, our business model is designed to be functional with minimum cash requirements.

Sources of Liquidity

         We will derive most of our cash from revenues generated through the normal course of business and from the proceeds of our initial Private Placement Memorandum. A significant factor to preserving our liquidity will be management and our shareholders, who will preserve cash by providing services for stock in lieu of cash consideration.


Material Commitments for Capital Expenditures and the Expected Sources of Funds for These

         While we have budgeted approximately $250,000 for working capital and operating expenditures in 2000, we have no material commitments for those expenditures. Our expected source of funds for these expenditures will be a combination of future revenues from management and indexing fees and the proceeds from our initial Private Placement memorandum. In the event we do not receive enough proceeds from our Private Placement memorandum and management and indexing fees, we will reduce our operating activity to coincide with working capital available.


Trends, Events and Uncertainties that could have an Impact on Net Operating Results

         We believe that the need for the services we provide will continue for the foreseeable future as more companies enter the B2B and e-commerce marketplace. In the event that we are unable to continue our business model due to a major shift in the economy or some other unforeseen reason, and as a result we have to adjust our business model to a more traditional reliance on cash consideration, this event could have an impact on net operating results by, among other things, requiring us to obtain various fiscal tools to meet obligations, which could result in interest payments and other debt expenses.


Interim Periods

         There was no material change in our financial position between December 31, 1999 and June 30, 2000, the current interim period. Accumulated deficit increased from $66,796 to $129,569. During this period our cash position declined from $16,686 to $5,755. We received in exchange for notes payable an additional $16,000 in cash from our largest shareholder, and the majority of our operating expense was paid for by management's acceptance of our common stock in lieu of cash consideration.


Discussion on Material Events That Would Cause Reported Information Not to be Indicative of the Future

         Since we are in our first full year of operations, there have been no material events that would be indicative of the future.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DSTAGE.COM, INC.


         Dated: August 16, 2000      By: /s/ Sue Perrault
                                        ----------------------------------------
                                        Sue Perrault, President