Form 10QSB/A
period 2000-06-30
DSTAGE COM INC
filed 2000-10-24
CIK 1115818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               Amendment No. 1 to
                                  FORM 10QSB/A



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _____ to______


                             COMMISSION FILE NUMBER




                                DSTAGE.COM, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                        52-2195605
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


  1600 Broadway, Suite 2400, Denver, Colorado 80202           (303) 542-1802
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed

AMENDED FILING OF FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2000
CHANGES TO CERTAIN DISPLAYED QUARTERLY INFORMATION FOR PURPOSES OF PRESENTATION

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

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                Table of Contents
                               -----------------


Part I                                                    3
Item 1                                                    3
Balance Sheet                                             3
Income Statement                                          4
Cash Flow Statement                                       5
Notes to Financial Statements                             6
MD&A                                                      8
Signature                                                12
                                        2


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
                                                                     ===================       ==================

                               See accompanying summary of accounting policies
                                    and notes to the financial statements


                                               DSTAGE.COM, INC.
                                        (A Development Stage Company)
                                           STATEMENT OF OPERATIONS
                                                 (Unaudited)
                                           (As amended see Note 8)

                                                  Cumulative
                                                     During           Three Months Ended        Six Months Ended
                                                  Development              June 30                June 30,
                                                     Stage                   2000                     2000
                                              -------------------     -------------------      -------------------
Revenue:                                      $                -      $                -       $                -

Operating expenses:
        Consulting                                        67,000                   5,000                   15,000
        General and administrative                        62,569                  43,973                   47,773
                                              -------------------     -------------------      -------------------

              Total operating expenses                   129,569                  48,973                   62,773

              Net (loss)                      $         (129,569)     $          (48,873)      $          (62,773)
                                              ===================     ===================      ===================

Net (loss) per common share
        Basic and dilutive                    $           (0.021)     $           (0.008)      $            (0.01)
                                              ===================     ===================      ===================

Weighted average shares outstanding
        Basic and dilutive                             6,188,699               6,190,420                6,196,271
                                              ===================     ===================      ===================

                               See accompanying summary of accounting policies
                                    and notes to the financial statements


                                               DSTAGE.COM, INC.
                                        (A Development Stage Company)
                                           STATEMENT OF CASH FLOWS
                                                 (Unaudited)
                                          (As amended see Note 8)

                                                                            Cumulative
                                                                               During                  Six Months Ended
                                                                            Development                    June 30,
                                                                               Stage                         2000
                                                                         -------------------          -------------------
Cash flows from operating activities:
      Net (loss)                                                         $         (129,569)          $          (62,773)

      Adjustments to reconcile net (loss)
                to cash provided (used) by operating activities:
           Depreciation                                                                 460                          460
           Issuance of stock for services                                            67,000                       15,000
           Issuance of stock for expense reimbursement                               18,962                        7,159
           Decrease in other current assets                                             (55)                         (55)
           Increase in accrued liabilities                                            8,686                        8,686
           Increase in accounts payable                                               6,463                        6,391
                                                                         -------------------          -------------------

                Net cash (used) by operating activities                             (28,053)                     (25,132)

Cash flows from investing activities:
           Acquisition of fixed assets                                               (2,192)                      (1,799)
                                                                         -------------------          -------------------

                Net cash (used) by investing activities                              (2,192)                      (1,799)

Cash flows from financing activities:
           Proceeds from issuance of common stock                                    20,000                            -
           Proceeds from convertible note payable                                    16,000                       16,000
                                                                         -------------------          -------------------

                Net cash provided by financing activities                            36,000                       16,000
                                                                         -------------------          -------------------

Net increase in cash                                                                  5,755                      (10,931)

Cash, beginning of period                                                                 -                            -
                                                                         -------------------          -------------------

Cash, end of period                                                      $            5,755           $            5,755
                                                                         ===================          ===================

Non-cash transactions
      Purchased of equipment by issuance of stock                        $            3,162           $                -
                                                                         ===================          ===================
      Payment of prepaid and other assets by issuance of stock           $            1,726           $                -
                                                                         ===================          ===================
      Prepayment of services for stock                                   $           75,000           $           75,000
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

Note 8  Amendment to Second Quarter 10-QSB

The Company has discovered an oversight in that it did not display the three months ended June 30, 2000. Instead, the Company had inadvertently quoted the quarter ending March 31, 2000. As a result of these findings, the Company's financial statements have been amended to reflect the proper periods. In addition, the Company has reclassified the amount in the unaudited Statement of Cash Flows for the cumulative period during the development stage. These revisions do not result in a change of the Company's year to date financial position or results of operations.

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

                                     DSTAGE.COM, INC.


         Dated: October 24, 2000      By: /s/ Sue Perrault
                                        ----------------------------------------
                                        Sue Perrault, President