Form 10QSB
period 2000-09-30
DSTAGE COM INC
filed 2000-11-06
CIK 1115818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _____ to______


                             COMMISSION FILE NUMBER




                                DSTAGE.COM, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                           52-2195605
-------------------------------              ----------------------------------
(State or other jurisdiction of              (IRS Employer  Identification No.)
incorporation or organization)


  1600 Broadway, Suite 2400, Denver, Colorado 80202           (303) 542-1802
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


The number of shares of the registrant's common stock as of September 30, 2000:
7,272,034 shares.

Transitional Small Business Disclosure Format (check one): Yes ____No __X__

                                DSTAGE.COM, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                     Assets                     September 30,   December 31,
                                                                    2000            1999
                                                                ------------    ------------
                                                                (Unaudited)       (Audited)
                                                                                <C.
CURRENT ASSETS
Cash                                                            $     4,804     $    16,686
Prepaid expenses  (Note 5)                                          193,203           1,347
                                                                ------------    ------------

       Total current assets                                         198,007          18,033

Computer equipment and software, net of depreciation                  3,485           2,449
Office furniture and equipment, net of depreciation                   3,505           1,106
Deposits                                                              1,468               -
Investments in other companies, less impairment
       of $713,592  (Note 6)                                          7,208               -
Other assets                                                              -             379
Prepaid expenses                                                     33,000               -
                                                                ------------    ------------

       Total assets                                             $   246,673     $    21,967
                                                                ============    ============


       Liabilities and Stockholders' Equity


CURRENT LIABILITIES
Accounts payable                                                $       281     $        72
Accrued expenses                                                      3,193               0
Note payable - stockholder                                            1,680               0
                                                                ------------    ------------

       Total current liabilities                                      5,154              72

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares authorized;
issued and outstanding 7,272,034 at September 30, 2000 and            7,272           4,435
4,434,569 at December 31, 1999
Additional paid-in capital                                        1,203,884          84,256
(Deficit) accumulated during development stage                     (969,637)        (66,796)
                                                                ------------    ------------

       Total stockholders' equity                                   241,519          21,895
                                                                ------------    ------------

       Total liabilities and stockholders' equity               $   246,673     $    21,967
                                                                ============    ============

                See accompanying summary of accounting policies
                     and notes to the financial statements

                                DSTAGE.COM, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                    Cumulative         Three            Nine
                                                      During        Months Ended    Months Ended
                                                    Development     September 30,   September 30,
                                                       Stage            2000            2000
                                                    ------------    ------------    ------------
Revenue:
      Professional services                         $       108     $       108     $       108

Operating expenses:
      Cost of services                                   15,000          15,000          15,000
      Sales and marketing                                 4,153               -               -
      Operations and development                        108,624         107,450         107,450
      General and administrative                        139,417          14,903          77,846
      Reserve for impairment of long term assets        702,900         702,900         702,900
                                                    ------------    ------------    ------------
Total operating expenses                                970,094         840,253         903,196

Income (loss) from operations                          (969,986)       (840,145)       (903,088)

Interest income (expense), net                              349              77             247
                                                    ------------    ------------    ------------

Income (loss) before income taxes                      (969,637)       (840,068)       (902,841)
                                                    ------------    ------------    ------------

Provision for (benefit from) income taxes                     -               -               -
                                                    ------------    ------------    ------------

Net income (loss)                                   $  (969,637)    $  (840,068)    $  (902,841)
                                                    ============    ============    ============

Net income (loss) per share:
      Basic                                         $     (0.15)    $     (0.13)    $     (0.14)
                                                    ============    ============    ============

      Diluted                                       $     (0.15)    $     (0.13)    $     (0.14)
                                                    ============    ============    ============

Weighted average shares used in computing
net income (loss) per share
      Basic                                           6,278,314       6,532,221       6,304,354
                                                    ============    ============    ============

      Diluted                                         6,278,314       6,532,221       6,304,354
                                                    ============    ============    ============

                See accompanying summary of accounting policies
                     and notes to the financial statements

                                DSTAGE.COM, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                 Cumulative
                                                                   During    Nine Months Ended
                                                                 Development   September 30,
                                                                    Stage         2000
                                                                 ----------    ----------
Cash flows from operating activities:
     Net (loss)                                                  $(969,637)    $(902,841)

     Adjustments to reconcile net (loss)
          to cash provided (used) by operating activities:
        Depreciation                                                   710           710
        Issuance of stock for services                             174,000       122,000
        Issuance of stock for expense reimbursement                 26,933        15,130
        Impairment of investments in other companies               702,900       702,900
        Investment in other companies for services                    (108)         (108)
        Increase in other current assets                            14,055        14,055
        Increase in accounts payable                                   281           209
        Increase in accrued liabilities                              3,193         3,193
        Increase in notes payable                                    1,680         1,680
                                                                 ----------    ----------

            Net cash (used) by operating activities                (45,993)      (43,072)

Cash flows from investing activities:
        Acquisition of fixed assets                                 (4,538)       (4,145)
                                                                 ----------    ----------

            Net cash (used) by investing activities                 (4,538)       (4,145)

Cash flows from financing activities:
        Proceeds from issuance of common stock                      30,835        10,835
        Proceeds from convertible note payable                      24,500        24,500
                                                                 ----------    ----------

            Net cash provided by financing activities               55,335        35,335
                                                                 ----------    ----------

Net increase in cash                                                 4,804       (11,882)

Cash, beginning of period                                                -        16,686
                                                                 ----------    ----------

Cash, end of period                                              $   4,804     $   4,804
                                                                 ==========    ==========

Non-cash transactions
     Purchased of equipment by issuance of stock                 $   3,162     $       -
                                                                 ==========    ==========
     Payment of prepaid and other assets by issuance of stock    $   1,726     $       -
                                                                 ==========    ==========
     Prepayment of services for stock                            $ 240,000     $ 240,000
                                                                 ==========    ==========
     Investments in other companies                              $ 710,000     $ 710,000
                                                                 ==========    ==========


                See accompanying summary of accounting policies
                     and notes to the financial statements

                                DSTAGE.COM, INC.
                          (A Development Stage Company)
              Notes to the Financial Statements September 30, 2000

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements on Form 10-SB12G to the Securities and Exchange Commission filed on June 12, 2000. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of September 30, 2000 and the results of operations for the nine-month period then ended have been made. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.


Note 2 - Nature of Business and Organization

Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, creation and restructuring services to development stage companies. For the period October 12, 1999 (Inception) to September 30, 2000, the Company has been in the development stage. The Company's activities since inception have consisted of; building a network of individuals and organizations participating in the development of the Dstage.com online resources for development stage companies; Completing development and testing of our proprietary indexes to track various types of development stage company activity; and developing concepts that can be successfully converted into new development stage ventures. Through September 30, 2000, the Company has expended costs of organizing the Company and developing the business in the amount of $980,438. The Company has not generated any revenues as of September 30, 2000.

The Company is dependent on the continued financial support of its largest stockholder and the contributions of time from its officers and directors. While the Company operates independently of its largest stockholder, a loss of this support in the near term could have a detrimental effect on the Company.


Note 3 - Legal Proceedings

There are no pending legal proceedings involving the Company and we are not aware of any proceeding that any governmental authority or any other party is contemplating.

Note 4 - Stockholders' Equity

On May 20, 2000, the Company entered into a promissory note with BulletProof Business Plans, Inc., the Company's largest stockholder. The promissory note provided for the Company to receive up to $10,000 in cash advances and administrative expenses paid on our behalf. Interest is to accrue on the unpaid principal balance at a rate equal to the prime rate. Outstanding principal and accrued interest is due and payable on demand by the stockholder. Terms of the promissory note includes conversion provisions, allowing the holder to convert all advances to common stock at a rate of $1.00 per share. On August 2, 2000, BulletProof converted the $10,000 note payable into 10,000 shares of the Company's common stock as full payment of the note payable balance outstanding.

On August 2, 2000, the Company entered into a promissory note with BulletProof Business Plans, Inc., the Company's largest stockholder. The promissory note provided for the Company to receive up to $5,000 in cash advances and administrative expenses paid on our behalf. Interest is to accrue on the unpaid principal balance at a rate equal to the prime rate. Outstanding principal and accrued interest is due and payable on demand by the stockholder. Terms of the promissory note includes conversion provisions, allowing the holder to convert all advances to common stock at a rate of $1.00 per share. On August 2, 2000, BulletProof converted the $5,000 note payable into 5,000 shares of the Company's common stock as full payment of the note payable balance outstanding.

On September 8, 2000, the Company entered into a promissory note with BulletProof Business Plans, Inc., the Company's largest stockholder. The promissory note provided for the Company to receive up to $5,000 in future cash advances and expenses paid on our behalf. Interest is to accrue on the unpaid principal balance at a rate equal to the prime rate. Outstanding principal and accrued interest is due and payable on demand by the stockholder. Terms of the promissory note includes conversion provisions, allowing the holder to convert all advances to common stock at a rate of $2.00 per share. As of September 30, 2000, the Company had accrued $1,680 as payable under the BulletProof note payable agreement for purchase of fixed assets. As of the date of this filing, BulletProof had not converted the note payable to common stock.


Note 5 - Prepaid expenses

On June 17, 2000, the Company entered into an agreement with Eagle Consulting Group whereby Eagle Consulting agreed to provide document preparation, filing, and consulting services in exchange for 75,000 common shares of the Company. As of September 30, 2000, 75,000 common shares were issued under this agreement. As the preparation, filing and consulting services had not yet been provided as of September 30, 2000, the amount has been recorded as a prepaid expense. The Company plans to utilize these prepaid services in October, November, and December of 2000. As services are rendered, the prepaid will be reduced and professional service expense will be expensed in the statement of operations.

On July 25, 2000, the Company entered into an agreement with Direct Marketing Consultants whereby Direct Marketing Consultants agreed to provide advertising and marketing services in exchange for 10,000 common shares of the Company. As of September 30, 2000, 10,000 common shares were issued under this agreement. As the advertising and marketing services had not yet been provided as of September 30, 2000, the amount has been recorded as a prepaid expense. The Company plans to utilize these services in October, and November of 2000. As services are rendered, the prepaid will be reduced and advertising and marketing expense will be expensed in the statement of operations.

On July 28, 2000, the Company entered into an agreement with Sagacorp whereby Sagacorp agreed to provide design and development services in exchange for 10,000 common shares of the Company. As of September 30, 2000, 10,000 common shares were issued under this agreement. As the design and development services had not yet been provided as of September 30, 2000, the amount has been recorded as a prepaid expense. The Company plans to utilize these services in October and November of 2000. As services are rendered, the prepaid will be reduced and professional service expense will be expensed in the statement of operations.

On August 2, 2000, the Company entered into an agreement with BulletProof Business Plans whereby BulletProof Business Plans agreed to provide business planning and consulting services in connection with the development of GOTO-MD in exchange for 45,000 common shares of the Company. As of September 30, 2000, 45,000 common shares were issued under this agreement. As of September 30, 2000, professional services of $15,000 had been expensed in connection with the development of GOTO-MD. The entire business planning and consulting services had not yet been provided as of September 30, 2000, the balance has been recorded as a prepaid expense. The Company plans to utilize the remainder of these services in October and November of 2000. As services are rendered, the prepaid will be reduced and professional service expense will be expensed in the statement of operations.

On August 4, 2000, the Company entered into an agreement with Trainingscape.com whereby Trainingscape.com agreed to co-brand, redistribute, and jointly develop proprietary training courses. Further, Trainingscape.com agreed to provide celebrity speakers in the development of training courses under this agreement in exchange for 100,000 common shares of the Company. As of September 30, 2000, 100,000 common shares were issued under this agreement. As the content and services had not yet been provided as of September 30, 2000, two-thirds of the amount has been recorded as a current prepaid expense and one-third as a non-current prepaid expense. The Company plans to utilize these services over the next twelve to eighteen months. As services are rendered, the prepaid will be reduced and professional service expense will be expensed in the statement of operations.

Note 6 - Investment in other companies

On August 1, 2000, the Company acquired a warrant in exchange for 50,000 shares of the Company's common stock. The warrant entitles the Company to purchase up to the aggregate exercise price of $1,400,000 of GOTO-MD common stock. The warrant entitles the Company to acquire the greater of up to $700,000 of GOTO-MD common stock or at least 10% of GOTO-MD's outstanding common stock in exchange for 650,000 common shares of the Company. The warrant also entitles the Company to acquire up to $700,000 of GOTO-MD common stock in exchange for professional services rendered by the Company.

As GOTO-MD is in the development stage, an adjustment has been made to recognize the impairment of the investment. The Company has recorded the investment in GOTO-MD at $50,000 less an impairment of $49,500.

On August 8, 2000, the Company acquired 1% of AmeriBank Card Services in exchange for 10,000 common shares of the Company. The Company has recorded the investment in AmeriBank Card Service at $10,000 less an impairment of $9,900.

On September 25, 2000, the Company exercised the warrant to purchase 10% of GOTO-MD's outstanding common stock in exchange for 650,000 of common shares of the Company. The Company exchanged 650,000 shares at $1.00 per share for 1,111,111 shares at $0.63 per share of GOTO-MD's outstanding common shares. The Company has recorded an adjustment to recognize the impairment of the investment of $643,500.

As of September 30, 2000, the Company has provided professional services for the development of GOTO-MD in the contractual amount of $10,800 in exchange for 17,143 GOTO-MD common shares under the exercised warrant with GOTO-MD. However, the Company has valued the stock received from GOTO-MD for services rendered at 1% of the stock's face value. The Company has recorded the revenue earned and the investment in GOTO-MD at $108. As of September 30, 2000, GOTO-MD had issued 1,128,254 common shares to the Company under this agreement.


Note 7 - Expenses

On August 11, 2000, the Company entered into an agreement with NVST.com whereby NVST.com agreed to provide licensing, development, and hosting services in exchange for 107,000 common shares of the Company. The Company expenses all costs associated with acquiring technologies in developing its application until a functional prototype has been developed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

         The statements contained in this report on Form 10-QSB concerning our business outlook or future economic performance; anticipated profitability, gross revenues, commissions and expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, adequate funding, competition and external factors that we cannot control.

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

         We have completed the steps that will eventually result in us becoming a publicly traded company. We have acquired the technology that will become an integral part the infrastructure of our online resources. We have also agreed to co-develop, co-brand, and distribute a series of training courses that are consistent with the needs of development stage enterprises. We anticipate the completion of our initial training product to be November of 2001. In addition, we have had preliminary discussions with potential "Concept Sponsors", including some influential industry leaders in the Internet marketplace.


Accounting for Affiliate Company Ownership

         The various interests that we acquire in our affiliate companies are accounted for under the following: equity method and cost method. The applicable accounting method is generally determined based on our voting interest in an affiliate company.

Equity Method. The equity method of accounting is used for affiliate companies and other investments in which we have a significant influence (at least 20%) are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its equity ownership share of the affiliate's earnings, losses, and dividends paid.

Cost Method. The cost method of accounting is used for affiliate companies and other investments in which we do not have significant influence (less than 20% of the voting stock). Under the cost method of accounting, our share of the earnings or losses of these companies is not recorded and the investments are recorded at historical cost.

         Affiliate companies accounted for under the cost method of accounting at September 30, 2000 included:
                                                     Voting Ownership
                                                     ----------------
                  GOTO-MD                                   10%
                  AmeriBank Card Services                    1%

Our cost method affiliate companies are in the development stage and have not generated significant revenues.


Changes in Financial Position, Liquidity and Capital Resources

Results of Operations

Net Loss from Operations

         For the three months ended September 30, 2000, we had incurred a net operating loss of $840,145. We have had a net loss from operations for each period since inception. Our net operating losses are primarily due to recording a reserve of $702,900 for impairment of investments in other companies, the costs associated with organizing the Company and developing the business model. Impairment of investments in other companies is recorded in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Our business is designed to allow the largest expenses, namely the cost of personnel, consultants, license, and royalties for third-party information use to be paid for with stock in lieu of cash. We expect that shares issued under these arrangements may be subject to lockup provisions and certain other restrictions. There can be no assurance that personnel, consultants, or other parties will accept stock in lieu of cash. However, if they do, we expect our immediate operational cash needs over the next twelve months will not exceed $250,000. We can sustain operations for the next twelve months, albeit at a much slower rate, with as little as $20,000.

         From inception to September 30, 2000, we had incurred net operating losses of $969,986. Our net operating losses are due primarily to the recognition of impairment of investments in other companies, initial general and administrative costs, organizational costs, and initial start up operations. While our contractual agreements call for our professional services to be billed at our hourly rates, we recognize non-cash compensation for our services at fair market value. Fair market value is likely to be less than fair contractual value.

Revenues

         For the third quarter ended September 30, 2000, we generated initial revenues of $108. We classify our revenues as revenue from professional services, since this has been our only source of revenue. If our planned revenue streams materialize in the future, we expect to classify our revenues as revenue from professional services and revenue from online services. These classifications are expected to represent the way in which we will operate our business and the way in which we will position our offerings in the marketplace. Professional services revenue includes revenue from professional service and consulting agreements. It is anticipated that these agreements will typically involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. It is also anticipated that most of these contracts will accept payment by the customers stock, in lieu of cash or in addition to cash, for some or all of the services rendered. Similarly, it is expected that an hourly rate will be used to track contract progress and determine client billings. However, when the compensation earned is in a form other than cash we will value our services revenues at the fair value of the property received. Professional services under all types of agreements except those involving contingent consideration are recognized as the services are performed.

Operating Expenses

         Certain reclassifications have been made to the prior period and prior year financial statements to conform to the 2000 presentation.

         For the third quarter ended September 30, 2000, operating expenses were $850,945. Cost of services totaled $15,000, operations and development totaled $107,450, general and administrative expenses totaled $14,903. Our cost of services is comprised principally of consulting fees billed by outside parties delivering services we believe are necessary to meet the objectives of our customers. Since many of these consultants are currently, and will be in the future, compensated primarily or entirely by shares of our stock or certain shares of the customer's stock we acquire through delivery of the services, related party transactions are expected to be inherent to our operating structure and strategy. Sales and marketing is comprised of advertising and marketing related expenses. Operations and development are comprised of expenses related to the operations and the development of the company's technology infrastructure. General and Administrative expenses are comprised of, professional services, rent, telephone, and travel expenses. As we begin to enter the next stage of our business model, many of our internal service requirements will be paid for by issuance of stock in lieu of cash. As we grow and our common stock increases in value, we will adjust the value of our common stock to reflect the market price at the time the services are provided. This approach will enable us to minimize overhead costs while providing both the company and the employee the maximum benefit for the services being performed.

         Operating expenses from January 1, 2000 to September 30, 2000 were $913,888. Cost of services were $15,000. Operations and development costs were $107,450. Operations and development consist of licensing, development, and Internet access and hosting expenses. General and administrative expenses totaled $77,846. General and Administrative expenses are comprised of professional fees, rent, telephone, and travel. Interest income totaled $247. Since inception, we have incurred operating expense of $980,786.

Income Taxes

         There is no current or deferred tax expense for the period from October 12, 1999 (inception) to September 30, 2000 due to net losses from operations by the Company. As of September 30, 2000, we had operating loss carryforwards of approximately $969,637 (unaudited). The operating loss carryforwards expire beginning in 2019.


Liquidity and Capital Resources

         To date, we have not had substantial revenues and we have not had to heavily rely on cash availability since we have been dependent on our management and shareholders providing services for stock in lieu of cash. In order for our business model to be successful, this trend will have to continue. We plan to build a cash reserve that will be available in the event additional cash is needed in the future. Nonetheless, our business model is designed to be functional with minimum cash requirements.

         Our primary source of capital has been our initial capitalization, private equity sales and issuance of convertible notes payable to BulletProof Business Plans, Inc. Our immediate liquidity needs have been provided by the proceeds from our Private Placement Memorandum, and prepaid services for stock in lieu of cash. We will derive most of our cash from revenues generated through the normal course of business and from the issuance of convertible notes payable to our major shareholder.

         During the nine months ended September 30, 2000, we have received $24,500 in proceeds from the issuance of convertible notes payable that were converted to 808,500 shares of common stock. We have received cash and prepaid services from our Private Placement Memorandum that concluded on August 11, 2000. A significant factor to preserving our liquidity will be management and our shareholders, who will preserve cash by providing services for stock in lieu of cash consideration.

         To date, we have acquired $240,000 in prepaid services for our common stock, which allows us to preserve our capital resources. We plan to use these services to develop, enhance, and promote the Company. As of September 30, 2000, we have expensed $15,000 of prepaid professional services in the development of GOTO-MD. We plan to use our prepaid expenses for the development of our investments in other companies in October, November, and December of 2000. We also plan to use our prepayment with Trainingscape.com over the next twelve to eighteen months to jointly develop proprietary training courses. Since our development of training courses will extend beyond twelve months, we have recorded $33,000 in non-current assets. Our agreement with Sagacorp for $10,000 provides for design and development services of multimedia. We anticipate using these services in October and November of 2000. Our agreement with Eagle Consulting provides for document preparation, filing and consulting services. We anticipate using these services in October, November, and December of 2000. Our agreement with Direct Marketing Consultants provides for advertising and marketing services. We expect to use these services in October and November of 2000. As of September 30, 2000, our prepaid service expenses totaled $225,000.

Net Cash Provided by Operations

         For the nine months ended September 30, 2000, we incurred a net loss of $902,841 and consumed $43,072 in cash in our operating activities. We spent $4,145 to acquire computer hardware, software, and office furniture. We have received $10,835 from the issuance of common stock. We have received $24,500 in proceeds from issuance of notes payable, which were converted to 808,500 shares of common stock. These transactions resulted in a decrease of net cash for the period of $11,882. All of the cash outlays for this period were paid to third parties. As of September 30, 2000, our cash position was $4,804.

         Since inception, operating activities have consumed cash of $45,993. In addition, we have had services provided to us by our management team for which the consideration was stock in lieu of cash. As a result, our consumption of cash has been primarily directed to third party out-of-pocket costs, including consulting, rent, telephone, legal and audit fees. To date, we have received $30,835 in proceeds from the issuance of common stock and $24,500 in proceeds from issuance of convertible notes payable to our major shareholder. Our cumulative net loss to date is $969,637, the majority of which is a direct result of operations. Our current accounts payable is $281. The majority of our expenses have been paid for by the issuance of common stock, greatly reducing our cash dependence.

Capital Expenditures

         We require funding primarily for computer hardware and software, furniture, fixtures, and general working capital needs. Substantially all of our capital expenditures have been paid for by the issuance of convertible notes payable to our major shareholder and the proceeds from our Private Placement Memorandum.

Material Commitments for Capital Expenditures

         While we have budgeted approximately $250,000 for working capital and operating expenditures in 2000, we have no material commitments for those expenditures. Our expected source of funds for these expenditures will be a combination of future revenues from management and indexing fees. In the event we do not receive enough proceeds from indexing fees, we will reduce our operating activity to coincide with working capital available.

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


Interim Periods

         Between December 31, 1999 and September 30, 2000, the current interim period, our accumulated deficit increased from $66,796 to $980,438. During this period our cash position declined from $16,686 to $4,804. We received in exchange for notes payable an additional $35,000 from our largest shareholder, and the majority of our operating expenses were paid for by our common stock in lieu of cash consideration.

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




         Dated: November  3, 2000       By:  /s/ Sue Perrault
                                        ----------------------------------------
                                        Sue Perrault, President