Form 10KSB
period 2000-12-31
DSTAGE COM INC
filed 2001-04-17
CIK 1115818

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from ___________ to ___________

                        Commission file number: 000-00000

                                DSTAGE.COM, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                         52-2195605
------------------------------                ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)

1600 Broadway, Suite 2400, Denver, CO                     80202
----------------------------------------                ---------
(Address of principal executive offices)                (Zip Code)

                                 (303) 542-1802
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None


Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2000 were $108.

The Issuer's stock is not trading on any stock exchange. The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $0 as of December 31, 2000, as the Company's shares were not trading on any exchange.

As of December 31, 2000, the issuer had 7,316,034 shares of common stock outstanding.

     Documents incorporated by reference: None
     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                DSTAGE.COM, INC.

                                   FORM 10-KSB

                  For The Fiscal Year Ended December 31, 2000

 INDEX

PART I
                                                                           Page
                                                                           ----
Item 1.  Description of Business .......................................     3
Item 2.  Description of Properties .....................................    15
Item 3.  Legal Proceedings .............................................    15
Item 4.  Submission of Matters to a Vote of Security Holders............    15

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.......    16
Item 6.  Management Discussion and Analysis or Plan of Operation .......    18
Item 7.  Financial Statements ..........................................    23
Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures ....................................    35

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act .............    35
Item 10. Executive Compensation ........................................    37
Item 11. Security Ownership of Certain Beneficial Owners
          and Management ...............................................    39
Item 12. Certain Relationships and Related Transactions ................    40
Item 13. Exhibits and Reports on Form 8-K ..............................    40
Signatures .............................................................    41

Part I

Item 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements
--------------------------

EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS.



The statements contained in this report concerning our business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the Federal Securities Laws. All statements, other than historical financial information, may be deemed to be forward-looking statements. The words "believes", "plans", "anticipates", "plans", and similar expressions herein are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Forward-looking statements include, but are not limited to, those discussed in "Factors That May Affect Future Results," and elsewhere in this report, and the risks discussed in the Company's other SEC filings.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, some of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of our early stage of operations, inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.


Business Development
--------------------

Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, creation and restructuring services to other development stage companies. In the summer of 1999, the founders of Dstage.com agreed that culminating trends in venture development, venture funding and intellectual capital creation would result in a precipitous drop in valuations for thousands of technology driven companies worldwide. This shared perspective caused the team to devise a new model for venture creation and growth. The Dstage.com model attempts to substantially remove cash requirements from the earliest stages of venture formation and replace it with knowledge, expertise, technology and time contributed by various parties, applied directly to prospective startups. By building a universe of service and technology providers across as many disciplines and domains as achievable, using Dstage.com common stock as payment, the Company plans to offer advice and resources to entrepreneurs looking to launch novel products and ventures worldwide.

In analyzing, describing and discussing our business, we will be using certain terms and phrases that may not be readily understood. The following definitions are included to assist the reader in understanding our business:

         Intellectual Capital - A combination of knowledge, know-how and information representing the potential productive capacity with which to competitively develop novel products, novel services and novel ventures.

         B2B - (Business to Business) - Referring to one business communicating with or selling to another business.

         IT - (Information Technology) - Processing information by computer.

         e-commerce - (Electronic Commerce) - Doing business online, typically via the Web or Internet VC - (Venture Capitalist) - A person or organization that invests money in startup or small companies.

         Intellectual Property - New and useful technology, patents, copyrights, processes, products, circuits, chemicals, approaches, computer code, software, applications whose value is driven primarily by novelty and effectiveness. Intellectual property includes more than just copyrights, trademarks and patents; for example, customer databases, mailing lists, trade secrets and other business information are also included.

         Residual Intellectual Property Mining(TM) - existing idle or underperforming technology or intangible property, program code or resources of a third party that is licensed or purchased by Dstage.com for its development and use.

         Concept Affiliate - A person, an organization, or establishment associated with Dstage.com to provide expertise or technology to enhance a project, idea or segment of a development stage company.

         Concept Sponsors - An individual, organization, or establishment that is presenting a product, or service idea to Dstage.com in exchange for a fee or royalty of an accepted concept.

         Reverse Incubation - Formation or later stage business ventures that have failed or are failing and revitalizing them in hopes of developing viable business ventures.

         Venture - A risky enterprise; an unproven business enterprise involving risk in expectation of gain.

         Content - information, education or entertainment on the Internet, CD-ROMs or other software-based products.


Business Of Issuer - Plan of Operations

Dstage.com was established to pursue a self-developed approach to development stage company formation. Using our common stock as payment, we hope to license a critical mass of intellectual property, knowledge, expertise, software, applications, patents, content and a host of other resources needed by development stage enterprises. We intend to allow certain startup ventures (Concept Sponsors) screened by our network to request access to appropriate resources we hold in exchange for interests in their nascent ventures. To the best of our knowledge, our model is both new, risky and unproven. However, we believe it stands to potentially deliver benefits to entrepreneurs, technology providers, professional service providers, early stage investors, and later stage investors in many countries to the degree that the model effectively reduces barriers to developing new ventures and launching new products. We hope that by pursuing this model, Dstage.com will become the leading source for expert support, creation, and restructuring of development stage companies across the globe.

We plan to pursue the following business initiatives, which we consider central to our strategy:

1. Attempt To Acquire Resource Commitments From Concept Affiliates Across The Globe That We Believe Will Allow Our System And Approach To Support The Creation And Support Of Thousands Of Concepts Each Year For The Next Several Years. The resources we look to acquire from Concept Affiliates can be reduced to two major categories: professional services and technology. From our perspective, both of these components are central to providing intellectual capital to early stage ventures. Under our model, Concept Affiliates will be both motivated and compensated to participate in our approach by their ownership of our common stock and, in certain cases, by their ownership in associated development stage companies (Concept Sponsors) utilizing their intellectual capital.

2. Complete Functional Specification And Detail Designed Of Our Online Venture Formation Application (The Dstage.com Application). We believe that delivering the mass and range of resources we intend to aggregate, or mine, across the large and diverse range of startups we envision serving, is economically infeasible without the aid of online applications and technologies. The financial and business process costs of manually matching Appropriate Concept Screeners, Concept Affiliates and Concept Sponsors would, in our opinion, mandate hiring an unacceptable level of employees requiring payment in cash. This would be at odds with our business model, which seeks to compensate as many acquisitions of resources as possible solely with equity interests in Dstage.com and or equity interests in ventures (Concept Sponsors) employing the Dstage.com approach to venture formation. To this end, we are pursuing development of a collection of online resources that we hope will increasingly automate numerous tasks and processes such as web site development. In doing so, we anticipate substantially reducing the need for paid personnel, if and as our business develops.

3. Attempt To Engage Concept Affiliates, Service Concept Sponsors, And Review Potential Reverse Incubation And Residual Intellectual Property Mining Opportunities Manually Until The Dstage.com Application Is Completed. Despite our goal of automating as many tasks as possible through the Dstage.com Application, we believe that the realization of market opportunities that our model anticipates demands our continued development of a network of Concept Affiliates. We must also continue servicing Concept Sponsors as much as possible given the current limits of our network and reviewing opportunities for Reverse Incubation and Residual Intellectual Property Mining.

4. Attempt To Acquire Resource Commitments From Concept Screeners That We Believe Will Insure The Integrity And Quality Of Our Community And Network Over The Next Several Years. We believe it is critical that our network of Concept Affiliates and Concept Sponsors meet certain standards for competency and excellence. To address this requirement, we intend to build a network of Concept Screeners, which will review opportunities prior to inclusion in the network for consideration by Concept Affiliates, Officers and other parties involved in our approach to venture formation. We believe these Concept Screeners will serve as "gatekeepers" of our online community. Our current approach to screening opportunities, which has yet to be tested in a real life scenario, begins with a network of professionals with diverse, but proven backgrounds, in Finance, Marketing, Venture Development and a wide range of industries providing relevant "domain" expertise. Upon completion of the Dstage.com Application, we plan that each proposed concept submitted through the Application to first be screened by 4 independent "Concept Screeners." We plan that the prospective Concept Sponsor will have no direct communications with these screeners and no knowledge of their identity. Similarly, we anticipate that only general descriptions of the screening pool will be made public, with names of organizations and individuals participating kept private by Dstage.com. Under this model, each Concept Screener would cast a simple yes or no vote in favor or disfavor of the proposed venture. These votes would then determine whether or not the proposed concept makes its way into our network for further analysis and consideration.

5. Continue Building Out Our Management Team Worldwide To Establish "Stewards" Of Our Business Model Across The Globe. We believe that technology, product development and venture formation are best supported using a global pool of inputs and collaborators. In our view, a management team consisting of executive officers with strong ties, expertise and reputations in each major international region is clearly critical to realizing the global goals of Dstage. We view our current, and anticipated future, executive officers as being primarily charged with stewarding the Dstage.com model by choosing opportunities, strategies and network participants and engaging those that further the Company's objectives. We believe our model for officer compensation is consistent with the rest of our business model, primarily rewarding officers with shares of our common stock. In fact, to date none of our officers has received any cash compensation. For the twelve months ending December 31, 2000, we added a Vice President of Strategic Acquisitions, who also serves as a Director, a Vice President of Business Development - Europe, a Chief Technology Officer, and two new members of our Board of Directors, who serve on our Audit Committee. All of these new executives and officers currently serve on a part-time basis. Over the next twelve months we hope to fill the remaining eighteen officer positions our model currently calls for.


Business Model

Our business model is based upon three (3) primary assumptions:

1) We assume that entrepreneurs, inventors, developers and other parties conceiving new ventures, products and solutions often expend a preponderance of their early efforts seeking cash investments to fund initial development activities. In most cases, these parties do not hold a comparative advantage in raising funds, structuring a new venture, developing a comprehensive and compelling business strategy and recruiting vendors which share a common commitment to the new venture or product.

2) By creating a critical mass of professional service providers across a broad range of disciplines and industries, and combining this experience with access to a library of licensed technologies, applications, code and other intellectual property, we believe a sufficiently large collection of intellectual capital can be developed. We also believe that once a large enough collection of these resources has been acquired and positioned for direct placement into development stage ventures, inventors and entrepreneurs pursuing unique concepts (Concept Sponsors) and engaging our approach to venture formation will stand to gain two key advantages over their competitors. First, we believe our system will decrease the time they will have to expend raising startup funding, since venture defining resources will be available for immediate use by those conceiving new ventures. According to our model and assumptions, this should increase the amount of effort Concept Sponsors can spend moving their ventures or products to the next stage of development. Second, we believe our system stands to increase both the quantity and quality of intellectual inputs during the earliest stages of venture development. Should this occur, we plan that founders of untested ventures and products engaging our approach will benefit from a reduction in economic risks.

         3) We assume that by compensating resource providers (Concept Affiliates) primarily with equity, as opposed to cash, members of our network and other parties using our approach stand to gain a number of potential benefits. We believe that parties motivated by immediate cash compensation typically hold a significantly shorter-term view, than parties compensated by equity. Although parties compensated by equity bear the risk that their efforts never yield positive financial results, they also stand to potentially gain a much higher return on their efforts. Under our model, Dstage.com should act as a community and central repository for intellectual capital poised for direct placement into what we hope will be promising development stage ventures. We plan that our model will facilitate spreading many of the risks, associated with contributing intellectual capital to development stage companies, across a growing collection of participating startup ventures (Concept Affiliates).


Industry

The Internet And Venture Formation

The process of launching a new venture or product places a number of demands on entrepreneurs, inventors, developers and other parties pursuing new concepts in the earliest stages of venture formation. The Company believes that historically, many parties with novel concepts have been confronted with both limited available resources and limited access to qualified sources willing to supply cash, experience, technology or other inputs necessary to effectively pursue concept, product and venture development. According to a 1995 White House Sponsored study, over 300,000 growing ventures and 50,000 startups in the U.S. are in need of equity funding each year. Still, by many accounts, the past half a decade has experienced an increase in transfers of financial capital from wealthy investors to venture funds and from venture funds to private, technology companies. Although retail investors and venture capital firms have recently been reminded of the substantial risks associated with investing in development stage companies, the relatively high likelihood of losing one's entire investment, we believe the actions of both of these groups provide a unique set of market opportunities. We believe that corresponding actions taken by traditional and emerging private equity sources over the past half-decade have also created a unique set of market opportunities. Our model seeks to benefit from these opportunities by attempting to address the needs and desires of a number of parties comprising the venture development value chain.

According to a joint report by 3I Group, Plc, $99 billion in private equity and venture capital was invested in North America in 1999, compared to just over $56 billion in 1998. During this same period, technology and Internet related ventures commanded an increasingly dominant share of both private equity capital and initial public offerings. In the wake of the collapse of the prices of publicly traded technology companies, and the simultaneous devaluation of private equity backed technology companies, we believe there is a great deal of uncertainty concerning the future prospects of many technology firms, both public and private. Some observers have suggested the rapid increases in technology investments over the past half decade has resulted in an "oversupply" of technology. As a result, we believe technology vendors, as well as professional service organizations servicing technology vendors, face more difficulty in converting their expertise and intellectual property into revenue than they may have faced a year ago. We believe these challenges may potentially benefit our business model by making certain companies more open to exchanging their expertise and technology for our common stock, as a means of diversifying market risk, broadening their potential sales outlets and continuing to participate in the development of untested solutions without having to risk material amounts of cash.

Prior to the widespread use and availability of the Internet amongst development stage companies, private and public equity concerns and the public at large, we believe the costs associated with exchanging information would have made global pursuit of our model highly unattractive. Even with advances in communications mediums, like the Internet, we believe private venture funds and other sources of private equity are confronted with a cost benefit dilemma which makes funding startup ventures less appealing than participating in larger transactions, either in an early stage of growth or an expansion stage. Our business model can give companies a competitive advantage.

Principal Products, Services and Markets-Venture Formation and Network Access

Our operations are still in the early stages of development and the services we hope to deliver require significant refinement, effort and resources before we plan to deliver any meaningful offerings to the markets we hope to serve. We do have a plan identifying the services we hope to offer should such refinement, efforts and resources be successfully undertaken. We describe the core services we plan to develop as "Venture Formation" and "Network Access." Should such services be successfully developed, we plan to direct these services towards entrepreneurs, inventors and developers trying to launch new products or ventures ("Concept Sponsors"). To take advantage of the venture formation process that we hope to deliver, our plan proposes that Concept Sponsors will first have to gain access to our network of resources for development stage companies (our planned network of Concept Affiliates). This plan anticipates granting access to our network only after 1) Being successfully screened for further consideration through our planned network of "Concept Screeners", 2) Appearing to hold potential synergies between the Concept Sponsor and our professional resources that are available for direct placement into the proposed concept and 3) Paying a Network Access Fee with shares in the new venture, cash or a combination of both. Under this plan, prospective Concept Sponsors will have to submit a description of their proposed venture and or product, along with background information on the principals, their perceived market opportunity, how much time and financial capital has been invested to date and what existing commitments of time and other resources they have secured for the near future. We plan that this submission will occur using an online application, aided with an interactive presentation that will be used to insure compliance with our needs through real-time support and education. Once submitted, we expect our planned systems to enable assigning Concept Screeners to review the prospective Concept Sponsors. The current model also assumes that four (4) Concept Screeners will cast simple yes or no votes indicating whether or not they feel the Concept merits further consideration for inclusion in our network. If yes votes prevail, the plan calls for a Concept Administrator to be assigned to compare the needs of the proposed Concept Sponsor with the ability of our professional resources to meet those needs and create a competitive advantage. If so, we plan to assess a Network Access Fee, payable in shares of the new venture or a combination of cash and shares in the new venture. We intend to price the Network Access Fee in a manner that will cover our costs for screening and administering new concepts.

During the Concept Administrator's review, resources we hope to hold rights to, generally in the form of professional services and licensed technology, should be tentatively committed based on the Concept Sponsor's needs. In exchange for these resource commitments, we plan to receive additional interests in the Concept Sponsor's project. In addition, the plan calls for the Concept Administrator to assess potential Concept Affiliates that might be willing and able to commit additional resources in exchange for direct interests in the new venture. Based on this planned assessment, the model calls for a "broadcast" to be sent online to relevant affiliates, and at a higher level, to the network at large. To support the ongoing progression of venture growth and formation, our plan calls for development of a collaborative application for use by our Concept Sponsors and Concept Affiliates. As resources are committed alongside those Dstage plans to commit directly, we believe a higher quality foundation will be established, consisting of many direct inputs needed to move selected concepts to the next stage of development and increase the likelihood of successful growth thereafter.


Network Utilization and The Concept Affiliate Exchange

For our model to be successful, we must acquire a large collection of Concept Affiliates across a wide range of disciplines, technology and experience. Should we develop such a network, we believe an opportunity for Concept Affiliates to interact in two ways will extend beyond our focus of assisting venture formations. First, we believe many of these anticipated Concept Affiliates may have interests beyond our general intended focus on Information Technology, Life Sciences and Advanced Materials. As a result, they may still want to utilize the experience, solutions and connections of other members within the network of Concept Affiliates our plan calls for which would trigger a Network Utilization Fee. Our model calls for pricing this fee at a small fraction of the value of any merger or transaction between our Concept Affiliates. Second, we believe the quality of Concept Affiliates we seek to engage, along with their interest and ability to serve development stage companies, will facilitate these independent mergers and transactions between Concept Affiliates. While this exchange is not central to our mission, we believe such a feature stands to further generate the loyalty and support that we hope to obtain from all of our Concept Affiliates.

Reverse Incubation

We believe that the over funding of early stage Internet companies which did not have sound business models led to the failure of many of these ventures. Part of our strategy involves providing alternatives to certain technology firms, including Internet companies, headed for failure. One alternative for such companies is to license their technology to us in exchange for shares of our common stock. However, in cases where the probability of the licensing venture failing, we plan to seek options on core technology components in exchange for additional shares of our common stock. Another alternative involves failing ventures engaging our services in exchange for a fee, payable in shares of their common stock, cash or a combination of both. Using our planned network of Concept Affiliates, we hope that such engagements, if any, will involve us redirecting the core intellectual assets of these struggling companies to potentially productive markets. Ideally, these services will facilitate the sale or transfer of these ventures to VC firms, competing or complementary ventures, or other entities wishing to operate the ventures.


Professional Services Content

Our plan also calls for aggregating certain professional services content relevant to development stage companies. We hope to accomplish this by paying industry experts with stock in the Company. For this ownership consideration, the plan calls for each content provider to supply Dstage with 5 years worth of intellectual property or content to be updated at least annually. We realize that while the separate economies of the world are melding into one global economy, most companies will always have regional needs. Therefore, our plan is that as we recruit industry experts, an eye will be placed on ensuring the pool of experts is not only functionally diverse, but also geographically diverse. In addition, we intend to license additional content from established third party sources in exchange for shares of our common stock. We hope this content will aid the decision-making processes of our planned Concept Sponsors, Concept Affiliates and the extended development communities we hope to serve.


Dstage Indexes

We also plan to develop a collection of proprietary indexes which track development stage activities as measures by certain groups of publicly traded companies. Our planned indexes are planned to be comprised of a Dstage 100, Dstage Bio Index, Dstage IT Index and a Dstage Advanced Index. The Dstage 100 will feature the top 100 public Dstage companies, as determined by our executive staff. The Dstage Bio Index will be a proprietary ranking of selected private biotechnology and life sciences firms. The Dstage IT Index will list a proprietary ranking of selected private Information Technology firms, while the Dstage Advanced Index will include proprietary rankings of selected private advanced products and materials firms.


Research

We also plan to provide research and advice on many of the technology and development markets that we hope to serve. As with our other offerings, we hope to gain access to this research through licenses acquired in exchange for our common stock. Should we successfully gain access to such research, we plan for our entire value chain to benefit, including Concept Affiliates, Concept Sponsors and our extended online community. Our plan calls for senior executives at client companies to utilize this research to make informed business decisions in a complex and rapidly changing Internet and technology markets.


Distribution Methods-Sales and Marketing

To date, we have attempted to build interest in our approach to venture formation by inviting parties, which the Company, our officers, Concept Affiliates, vendors and other members of our network believe can add value, to join our network. Our planned approach to venture development, along with the risks and demands it places on Concept Affiliates and Concept Sponsors, is not suited for every technology provider, professional services provider or development stage company. Our marketing strategy reflects our belief that the mass of resources we envision developing is of little utility without adequate controls over quality. Going forward, we hope to incorporate this personalized approach to both network development and business development through the use of indirect, interactive media, which can be used to complement personal descriptions of our business model. Our primary means of marketing our approach to venture formation, and our network, is planned to be the efforts of our officers, our network of Concept Affiliates as it grows and word of mouth as

Concept Sponsors achieve success. To direct and support this approach, our model calls for specific executives to oversee network development and business development for each major international region we seek to serve. As efforts progress, we envision further global geographic and industry penetration.


Competitive Business Conditions

Competition

Nearly every business we plan to compete with is larger, more established, more experienced, better funded, and has higher brand-recognition than us. Competition for Internet products and services is intense. As the market for B2B e-commerce grows, we expect that competition will intensify. Our plan anticipates competition coming both from existing competitors and new market entrants for various elements embodied in our planned services. These include companies that provide incubation services such as idealab! and eCompanies, Internet holding companies such as Internet Capital Group and CMGI, index providers such as Dow Jones and NASDAQ, research firm such as Jupiter Communications and vertical market companies such as e-Chemicals. Each of these competitors pose a threat to our business model, should we successfully launch the services we envision.

Incubation Companies: Companies such as idealab!, SOFTBANK, and Iron Street Labs invest in the very early stages of promising Internet startups. Finding very few barriers to entry it is relatively easy to become an incubator, although those companies that aren't able to offer unique services to startups aren't likely to be successful. Full service incubators such as idealab! offer everything from office space to marketing to seed capital to business development. According to these firms, when starting a business, 90% of an entrepreneur's time and resources are typically spent raising money, finding partners, locating office space and numerous other tasks necessary when forming a company. The remaining 10% is spent on the important issues such as marketing and product development, the things that will ultimately make or break a startup in the marketplace. These firms argue that using an incubator frees up their time to concentrate on the critical matters at hand while the other essential ingredients are being skillfully taken care of.

Internet Holding Companies: There are numerous companies such as Internet Capital Group and CMGI that assist and invest in new companies. Our understanding is that CMGI concentrates on content, marketing, advertising and e-commerce. Recently, CMGI held stakes in over 60 Internet companies including AltaVista, Lycos, Vicinity and Engage Technologies. CMGI invests in companies through its Ventures funds and nurtures new companies in-house. According to published company reports, it is believed that substantial opportunities exist for companies such as these that can help conventional companies use the Internet to develop markets and implement e-commerce. ICG concentrates on two distinct types of companies: market makers and infrastructure service providers. Market makers generally operate in a specific industry, bringing together sellers and buyers for the exchange of services, information and goods. Infrastructure service providers sell services and software to companies involved in e-commerce, assisting businesses in developing business strategies to take advantage of the Internet.

Vertical Market Companies: Companies in the vertical market segment typically operate in a specific market such as auto parts, chemicals or livestock. Companies such as e-Chemicals, AgProducer Network and AUTOVIA Corporation providing distribution channels, products and services for their specific industries. e-Chemicals provides an Internet-based marketplace through which it sells a variety of industrial chemicals to businesses, eliminating the conventional distribution channels that overload customers with high administrative and transaction costs. e-Chemicals offers online support along with efficient Web-based ordering and logistics systems.

Research Firms: We believe the rapid growth of Internet commerce has led to an increase in groundbreaking services, products and technologies, making it extremely difficult for the average business to compete against new companies trying to keep up with the vast number of technological changes. We also believe that most of these companies do not have the resources available in-house to generate the extensive research on the issues and developments that are taking place daily in the ever-changing Internet environment. Companies such as Jupiter Communications and Forrester Research provide timely and trustworthy information analyzing consumer and market trends, the industry forecast, competitive landscape, and effective marketing and sales operations. In our opinion, these companies have extensive staff to provide research in a wide range of industries to help executives make informed business decisions.

In addition, our plan anticipates competition from service and capital providers including publicly traded Internet companies, venture capital companies, large corporations and Internet holding companies. Many of these competitors have greater financial resources and brand name recognition than we do. Although we believe our method and our brand differentiate us from our competitors, competition from these companies may limit our opportunity to hire quality entrepreneurs and other personnel to launch and support companies, or to acquire interests in attractive companies brought to our attention by others. If we are unable to hire quality entrepreneurs and other personnel to launch and work at our companies, or to acquire interests in attractive companies, we may not be able to meet our objective of expanding our business model.


Sources and Availability of Raw Materials

We intend to provide services that do not require raw materials.


Customer Dependence

We have not produced any meaningful revenue to date. As a service provider to a wide range of companies, we do not anticipate relying on any large single customer for a majority of our business.


Intellectual Properties

Intellectual Property

We intend to gain access to a broad range of Intellectual Property, using shares of our common stock as payment. In addition, we continue to approach certain ventures, whose continued existence is highly questionable (Reverse Incubation Candidates), and propose exchanging certain rights to their intellectual property for shares of our common stock. From time to time, we plan to register or acquire domain names that we believe may be useful to us or our Concept Affiliates in the future. On August 11, 2000, we entered into an agreement with NVST.com whereby NVST.com agreed to provide a license, development, and hosting services in exchange for 107,000 common shares of the Company. The Company expenses all costs associated with acquiring technologies in developing its application until a functional prototype has been developed. As a result, we expensed $107,000, as a research and development cost, which we believe may contribute to the online venture formation environment we have planned. On August 4, 2000, we issued 100,000 shares of our common stock, priced at $1.00 per share for a total value of $100,000, to Trainingscape.com, Inc. in exchange for future co-development of online training courses we believe will assist our Concept Affiliates and Concept Sponsors, discounts on speaker bureau fees and rights to resell other Trainingscape.com courses.

On March 24, 2000, we applied to register the market "DSTAGE" with the USPTO. A non-final action was mailed on August 31, 2000 and the application was approved for publication for opposition by the examining attorney on February 16, 2001.


Technology

We plan to maintain a network of highly experienced technology professionals and organizations which dedicate a specified portion of their efforts to helping Concept Sponsors with all facets of their initial and continuing technology development initiatives, including their web development process and information systems strategies. Our plan calls for many of the Concept Sponsors we hope to secure to share software tools we acquired licenses to in exchange for shares of our common stock.


Government Approval of Products and Services

Government Regulations

There are currently few laws or regulations directed specifically at Internet businesses. However, because of the Internet's popularity and increased use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from website visitors and related privacy issues, pricing, content, copyrights, trademarks, online gambling, distribution, taxation and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and Internet businesses, which could decrease the revenue of our affiliates and place additional financial burdens on them. Laws and regulations directly applicable to electronic commerce and Internet communications are becoming more prevalent. For example, Congress recently enacted laws regarding online copyright infringement and the protection of information collected online from children. Although these laws may not have a direct adverse effect on our business or those of our affiliates, they add to the legal and regulatory burden faced by Internet commerce and content companies.

To some extent, the rapid growth of the Internet in the United States has been due to the relative lack of government intervention in the marketplace for Internet access, which may not continue in the future. For example, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Some Internet service providers are seeking to have broadband Internet access over cable systems regulated in much the same manner as telephone services, which could slow the deployment of broadband Internet access services. Because of these proceedings or others, new laws or regulations could be enacted which could burden Internet infrastructure and services companies and slow the rapid expansion of the Internet and its availability to new users.

The growth of the Internet and electronic commerce may lead to the enactment of more stringent consumer protection laws. The Federal Trade Commission may use its existing jurisdiction to police electronic commerce activities, and it is possible that the Federal Trade Commission will seek authority from Congress to regulate certain online activities. The Federal Trade Commission has already issued for public comment proposed regulations governing the collection of information online from children. Generally applicable laws may affect us and our affiliates. The exact applicability of many of these laws to Internet infrastructure and services companies and Internet commerce and content companies, however, is uncertain.

Investment Company Act

The Investment Company Act of 1940 provides a set of regulations for companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. A company may become subject to regulation under the Investment Company Act if it owns "investment securities" with a value exceeding 40% of the value of its total assets. Although we are in the business of creating, building and operating new Internet companies, we could become subject to regulation under the Investment Company Act if enough of our future interests in our affiliates are considered investment securities under the Investment Company Act. Regulations applicable to investment companies are inconsistent with our fundamental business strategy of promoting collaboration among our affiliates. In order to avoid these regulations, we may have to take actions that we would not otherwise choose to take.

Cybersquatting

In 1999, Congress enacted anti-cybersquatting legislation to address the practice of domain name piracy. The legislation is designed to limit the practice of registering an Internet address of an established trademark with the hopes of selling the Internet address to the affected company. The legislation also includes a prohibition on the registration of a domain name that is the name of another living person, or a name that is confusingly similar to that name. The scope of this legislation has not been precisely defined. We, or our affiliates, may be subject to liability based on our or their use of domain names or trademarks that allegedly infringe the rights of third parties.

Taxes

Congress enacted a three-year moratorium, ending on October 21, 2001, on the application of "discriminatory" or "special" taxes by the states on Internet access or on products and services delivered over the Internet. Congress further declared that there will be no federal taxes on electronic commence until the end of the moratorium. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax. Furthermore, the moratorium does not apply to certain state taxes that were in place before the moratorium was enacted.

Recent Tax Developments

A key House committee on May 4, 2000 unexpectedly approved a five-year extension of the moratorium on new taxes that target the Internet. The highly controversial measure, attacked by traditional retailers and local tax authorities, was not even expected to be taken up in 2000. But congressional leaders have pushed the legislation forward, and an approval by the full House is widely expected. Under current law, the tax moratorium would end in October 2001. The legislation approved May 4 by the House Judiciary Committee would extend the exemption until 2006.

With the projected boom in the Internet, state and local jurisdictions would lose $8 billion in tax revenues annually by 2004, according to Forrester Research in Cambridge, Mass. Internet retailers say they are subject to the same rules applying to mail order firms, which collect sales taxes only in states in which they have operations. The current legislation would prevent states and localities from targeting Internet sales for additional taxes. As Internet sales heat up, the issue is bound to grow in importance. In 1999, consumers spent about $20.3 billion online, according to Forrester. By 2004, an estimated 7% of U.S. retail sales will be made using the Net, compared with roughly 2% currently.

There are currently three Internet bills that congressional leaders are trying to push through the House as quickly as possible. The others include a bill to permanently prohibit any tax on Internet access and a second measure that would repeal the 3% telephone excise tax. The three bills, which could reach the House floor as early as the middle of May, are aimed at insulating consumers buying goods on the Internet from the kind of taxes they pay in stores on Main Street. The measures have met with such little resistance that even opponents say an extension of the Internet tax moratorium is all but inevitable in the House.

The advent of long distance calling over the Internet, for instance, could one day rival the $90-billion market for long- distance dialing over ordinary telephone lines. A recent University of Tennessee study has forecasted losses even higher than other estimates. According to their report, by 2003 states could start losing as much as $20 billion annually in all categories of tax revenue if the Internet remains largely free of taxes.

Privacy Issues

Both Congress and the Federal Trade Commission are considering regulating the extent to which companies should be able to use and disclose information they obtain online from consumers. If any regulations are enacted, Internet companies may find some marketing activities restricted. Also, the European Union has directed its member nations to enact much more stringent privacy protection laws than are generally found in the United States and has threatened to prohibit the export of some personal data to United States companies if similar measures are not adopted. Such a prohibition could limit the growth of foreign markets for United States Internet companies. The Department of Commerce is negotiating with the Federal Trade Commission to provide exemptions from the European Union regulations, but the outcome of these negotiations is uncertain.


Effects of Government Regulations on Business
Government Regulation; Legal Uncertainties

In the United States and most countries in which we plan to conduct our major operations, we are not currently subject to direct regulation other than pursuant to laws applicable to businesses generally. Adverse changes in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Europe, Japan or elsewhere could have a material adverse effect on our business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunication regulation, access charges, encryption standards, content regulation, consumer protection, intellectual property, privacy, electronic commerce, and taxation, among others, are now under consideration. We are unable at this time to predict which, if any, of such proposals may be adopted and, if adopted, whether such proposals would have an adverse effect on our business, financial condition and operating results.

Moreover, the manner in which existing domestic and foreign laws (including Directive 95/46/EC of the European Parliament and of the European Council on the protection of individuals with regard to the processing of personal data and on the free movement of such data, to become effective in the individual member states by October 24, 1998) will or may be applied to online service and Internet access providers is uncertain, as is the effect on our business given different possible applications. Similarly, we are unable to predict the effect on us from the potential future application of various domestic and foreign laws governing content, export restrictions, privacy, consumer protection, export controls on encryption technology, tariffs and other trade barriers, intellectual property and taxes.

We will rely on Internet services, in part, through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wire line communications. We are not currently subject to direct regulation by the Federal Communications Commission (the "FCC") or any other governmental agency, other than regulations applicable to businesses generally. However, in the future we or one of our future partners could become subject to regulation by the FCC or another regulatory agency as a provider of basic telecommunications services. For example, a number of long distance telephone carriers recently filed a petition with the FCC seeking a declaration that Internet telephone service is a "telecommunications service "subject to common carrier regulation. Such a declaration, if enacted, would create substantial barriers to our future entry into the Internet telephone market. The FCC has requested comments on this petition, but has not set a deadline for issuing a final decision. Also, a number of local telephone companies have asked the FCC to levy access charges on "enhanced service providers," which may be deemed to include ISPs. Although the Chairman of the FCC has indicated his opposition to levying service charges against ISPs, local interconnection charges could be levied in the future. Moreover, the public service commissions of certain states are exploring the adoption of regulations that might subject ISPs to state regulation.

The recently enacted Telecommunications Act of 1996 (the "Telecommunications Act") contains certain provisions that lift, or establish procedures for lifting, certain restrictions relating to the RBOCs' ability to engage directly in the Internet access business. The Telecommunications Act also makes it easier for national long distance carriers such as AT&T to offer local telephone service and allows RBOCs to provide electronic publishing of information and databases. Competition from these companies could have a material adverse effect on some of our future plans.

As Internet commerce continues to grow, the risk that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services, increases. It is possible that legislation could expose companies involved in electronic commerce to liability, which could limit the growth of electronic commerce generally.

Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for our services.

One or more states may seek to impose sales tax collection obligations on out-of-state companies potentially like us that may engage in or facilitate electronic commerce throughout numerous states. These proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from these activities.

Effects of Compliance with Government Regulation

We will be subject to various federal, state and local laws, rules and regulations affecting our Internet businesses and operations. We and each of our potential partners may be subject to various licensing regulation and reporting requirements by numerous governmental authorities which may include Internet (domestic and worldwide) oversight regulations, production, manufacturing, OSHA, securities, banking, insurance, building, land use, industrial, environmental protection, health and safety and fire agencies in the state or municipality in which each business is located. Difficulties in obtaining or failures to obtain the necessary approvals, licenses or registrations, and unforeseen changes in government regulations directly affecting the Internet could delay or prevent the development or operation of a given business.

Future Regulation Could Increase Costs

As Internet e-commerce providers, we are not currently directly regulated by the Federal Communications Commission or any other agency, other than regulations applicable to businesses and publicly traded companies generally. In a report to Congress on April 10, 1998, the Federal Communications Commission reaffirmed that Internet service providers should be classified as unregulated "information service providers" rather than regulated telecommunications providers" under the terms of the Federal Telecommunications Act of 1996.

Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. For example, in the same report to Congress, the Federal Communications Commission stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated. We cannot predict whether in the future the Federal Communications Commission will modify its current policies against regulation of Internet service providers.

We also could be affected by any change in the ability of customers to reach our network through a dial-up telephone call without any additional charges. This practice has allowed Internet service providers to offer flat rate, non-usage sensitive pricing, and has been an important reason for the growth in Internet use. Recently, the Federal Communications Commission ruled that connections linking end users to their Internet service providers are jurisdictionally interstate rather than local, but the Federal Communications Commission did not subject such calling to the access charges that apply to traditional telecommunications companies. Local telephone companies assess access charges to long distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per-minute basis. We could be adversely affected by any regulatory change that would result in application of access charges to Internet service because this would substantially increase the cost of using the Internet. However, the FCC Chairman has stated that he opposes Internet-related access charges, and we believe that this development is unlikely, with one possible exception that is not currently relevant to our business.

Specifically, there is substantial debate as to whether carrier access charges should apply to Internet-based telephone services that substitute for conventional telephony. We have no current plans to install gateway equipment and other telephony, and so we do not believe we would be directly affected by these developments were they to occur.

The law relating to the liability of Internet service providers and on-line services companies for information carried on, stored on, or disseminated through their network is unsettled, even with the recent enactment of the Digital Millennium Copyright Act. While no one has ever filed a claim against us relating to information carried on, stored on, or disseminated through our network, someone may file a claim of that type in the future and may be successful in imposing liability on us. If that happens, we may have to spend significant amounts of money to defend ourselves against these claims and, if we are not successful in our defense, the amount of damages that we will have to pay may be significant. Any costs that we incur as a result of defending these claims or the amount of liability that we may suffer if our defense is not successful could materially adversely affect our business, financial condition and results of operations.

If, as the law in this area develops, we become liable for information carried on, stored on, or disseminated through our network, we may decide to take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering some of our products or services.

Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as:

        Content;
        Privacy;
        Access to some types of content by minors;
        Pricing;
        Bulk e-mail or "spam;"
        Encryption standards;
        Consumer protection;
        Electronic commerce;
        Taxation; Copyright infringement; and
        Other intellectual property issues.

We cannot predict the impact, if any, that any future regulatory changes or developments may have on our business, financial condition, and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on our business, financial condition and results of operations.


Research and Development

Our research and development process centers primarily around the development of approaches and systems, which we believe, will improve the new venture formation process. We hope to develop services and infrastructure that will provide an environment that can substantially improve a company's time-to-market and potential for success. In 2000, we issued 107,000 shares of our common stock, priced at $1.00 per share for a total value of $107,000, to NVST.com, Inc. As a result, we expensed $107,000, as a research and development cost, which we believe may contribute to the online venture formation environment we have planned. On August 4, 2000, we issued 100,000 shares of our common stock, priced at $1.00 per share for a total value of $100,000, to Trainingscape.com, Inc. in exchange for future co-development of online training courses we believe will assist our Concept Affiliates and Concept Sponsors, discounts on speaker bureau fees and rights to resell other Trainingscape.com courses.


Compliance with Environmental Laws

As a provider of incubation, research, vertical marketing and market index services for development stage businesses, we do not expect any compliance issues with environmental laws.


Employees

None of our current executive officers or other personnel currently receive cash compensation for their services. As a result, the company monitors the amount of time devoted by each executive officer and other personnel engaged as independent contractors. Part of this process involves determining how many executive officers and other personnel engaged as independent contractors have performed over 525 hours of service within a given quarter and how many have performed less than 525 hours of service within a given quarter. As of the year and quarter ended December 31, 2000, 3 of our executive officers were determined to have performed over 525 hours of service within the quarter. At such time, 2 of these executive officers were based in Denver, Colorado and 1 was based in Massapequa, New York. As of the quarter ended December 31, 2000, 5 other personnel, including 4 executive officers and 1 manager, contributed less than 525 hours of service within the quarter. Of the 4 executive officers contributing less than 525 hours within the quarter ended December 31, 2000, 1 was based in Hong Kong, 1 was based in the United Kingdom, 1 was based in San Francisco, California and 1 was based in Middletown, New York. The remaining independent contractor, a manager, performing less than 525 hours of service was based in Denver, Colorado.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SECs Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1- 800-SEC-0330.

The SEC maintains and Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information, once we complete our filing, will be available at http://www.sec.gov. It will also be available in the future on our web site once it is established.


Item 2. DESCRIPTION OF PROPERTIES

Our corporate headquarters are located at 1600 Broadway, Suite 2400, Denver, Colorado 80202. We currently occupy a 255 square foot office at a cost of $924 per month. The term of the lease is one year and expires on June 30, 2001. The Company owns computer equipment, software, and office furniture that are in good condition.


Item 3. LEGAL PROCEEDINGS

As of the date hereof, Dstage.com is not a party to any legal proceedings, and none are known to be contemplated against the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2000.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The common stock of the Company is currently not listed or traded on any formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. On November 6, 2000, the Company submitted its disclosure statement pursuant to Rule 15c2-11 under the Securities Exchange Act of 1934. The Company as of December 31, 2000, of the 7,316,034 total Common Stock shares issued and outstanding, 7,143,379 shares were considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). As of December 31, 2000, the Company has no outstanding options to purchase shares of our common stock.

(b) Holders: The number of holders of record of the Company's Common Stock as of December 31, 2001 was 57.

(c ) Dividends: There have been no cash dividends declared or paid since the inception of the Company, and no dividends are contemplated to be paid in the foreseeable future. The future payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

(d) Sale of Unregistered Securities. The sale and issuance of securities in the transactions described below were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, where the purchasers were accredited or sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about the Company, or in reliance on Rule 701 promulgated under the Securities Act.

           Person(s) Receiving      Number of
  Date           Shares              Shares           Description, Exemption, Supporting Facts
------------------------------------------------------------------------------------------------------------------------------
10/29/99  BulletProof Business       250,000    Issued for $5,000 cash.  Shares issued are exempt and are considered to be
           Plans, Inc.                          restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

10/29/99  BulletProof Business       500,000    Issued for $10,000 cash.  Shares issued are exempt and are considered to be
           Plans, Inc.                          restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

10/30/99  BulletProof Business       363,288    Issued as consideration for reimbursement of expenses in the amount of
           Plans, Inc.                          $7,266 paid on behalf of the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

11/22/99  BulletProof Business       229,217    Issued as consideration for reimbursement of expenses paid in the amount of
           Plans, Inc.                          $4,584 on behalf of the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

11/22/99  BulletProof Business       250,000    Issued for $5,000 cash. Issued as consideration for convertible notes
           Plans, Inc.                          payable. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

11/29/99  H. Chen                    250,000    Issued as consideration for services rendered to the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

11/29/99  K. LaPoure                 250,000    Issued as consideration for services rendered to the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

11/29/99  L. Xie                     250,000    Issued as consideration for services rendered to the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

11/29/99  Stacie Perrault            100,000    Issued as consideration for services rendered to the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.



11/29/99  S. Perrault                500,000    Issued as consideration for services rendered to the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

11/29/99  S. Perrault                500,000    Issued as consideration for services rendered to the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

11/29/99  S. Perrault                500,000    Issued as consideration for services rendered to the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

11/29/99  Workforce International    250,000    Issued as consideration for consulting services rendered to the Company.
           LLC                                  Shares issued are exempt and are considered to be restricted pursuant to
                                                Rule 144 under the Securities Act of 1933, as amended.

12/27/99  BulletProof Business        42,064    Issued as consideration for reimbursement of expenses in the amount of $841
           Plans, Inc.                          paid on behalf of the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

12/27/99  BulletProof Business       200,000    Issued as consideration for reimbursement of expenses in the amount of
           Plans, Inc.                          $4,000 paid on behalf of the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities
                                                Act of 1933, as amended.

3/13/00   K. LaPoure                 500,000    Issued as consideration for services rendered to the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

4/10/00   BulletProof Business      1,000,000   Issued as consideration for convertible notes payable. Shares issued are
           Plans, Inc.                          exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

4/10/00   F. Maresca, Jr             250,000    Issued as consideration for services rendered to the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

6/17/00 to Outside Vendors           195,000    Issued as consideration for prepaid services to the Company. Shares issued
 8/11/00                                        are exempt under Regulation D, 504 private placement offering that we underwent between June 17, 2000 and August 11, 2000. The services for which we issued shares include consulting, SEC compliance, development and marketing.

6/17/00 to Various Parties            10,835    We received $10,835 in cash from a Regulation D, 504 private placement
 8/11/00                                        offering that we underwent between June 17, 2000 and August 11, 2000.

6/17/00 to Various Parties             4,630    Issued as consideration for reimbursement of expenses in the amount of
 8/11/00                                        $4,630 paid on behalf of the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

8/1/00    GoTo-MD, Inc.               50,000    Issued as consideration in connection with the Investment of GOTO-MD, Inc.
                                                Shares issued are exempt under Regulation D, 504 private placement offering that we underwent between June 17, 2000 and August 11, 2000.

8/2/00    BulletProof Business        15,000    Issued for $15,000 cash. Issued as consideration for convertible notes payable.
           Plans, Inc.                          Shares issued are exempt under Regulation D, 504 private placement offering that we underwent between June 17, 2000 and August 11, 2000.

8/8/00    AmeriBank Card Services,    10,000    Issued as consideration in connection with the Investment of AmeriBank Card
           Inc.                                 Service, Inc. Shares issued are exempt under Regulation D, 504 private placement offering that we underwent between June 17, 2000 and August 11, 2000.

8/11/00   NVST.com, Inc.             107,000    Issued as consideration for prepaid services to the Company. Shares issued are exempt under Regulation D, 504 private placement offering that we underwent between June 17, 2000 and August 11, 2000.


9/25/00   GoTo-MD, Inc.              650,000    Issued as consideration in connection with the Investment of GOTO-MD, Inc.
                                                Shares issued are exempt and are considered to be restricted pursuant to
                                                Rule 144 under the Securities Act of 1933, as amended.

Various   Executive Officers,         89,000    Issued as deferred compensation to executive officers, directors and
dates     Directors and                         controlling parties. Shares issued are exempt and are considered to be
during    Controlling Parties                   restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.
2000

Notes Convertible to Common Stock

During 2000, we issued convertible notes payable in an approximate principal amount of $40,000 to our largest shareholder, BulletProof Business Plans, Inc. As of December 31, 2000, $35,000 of the outstanding notes payable was converted into 1,015,000 shares of the Company's common stock.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning our business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters which are "forward-looking statements" as that term is defined under the Federal Securities Laws. All statements, other than historical financial information, may be deemed to be forward-looking statements. The words "believes", "plans", "anticipates", "expects", and similar expressions herein are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Forward-looking statements include, but are not limited to, those discussed in "Factors That May Affect Future Results," and elsewhere in this report, and the risks discussed in the Company's other SEC filings.


Overview
Dstage.com, Inc. (Dstage.com or the Company) hopes to become the leading source for expert support, creation, and restructuring of development stage companies. We plan to accomplish this by implementing several methods, including utilizing Residual Intellectual Property Mining(TM), Reverse Incubation of troubled or failed ventures, the focused delivery of professional resources, and the development of our brand name identity. We believe that the skills and focus of professional services companies, combined with the efficiencies of domain experience, can come together to create a venture-shaping destination where decision-making is optimally supported. Our unique structure is designed to enable each of our affiliates, or "Concept Sponsors", to achieve focus and strength in its market as an independent entity, while allowing it to benefit from our network and the strength of the services we provide through our network of professional service providers and technology providers, or "Concept Affiliates."

We plan to accomplish this by building a substantial network of expert resources for development stage companies. We plan to provide domain expertise in each discipline critical to the success of development stage companies, including but not limited to, marketing, product development, information technology, research, law, corporate finance, and accounting. By bringing together a network of individuals, corporations, and other entities, the Company plans to bring the scale and depth needed to fundamentally change the speed and effectiveness with which concepts become marketable ventures or products. The long-term success of Dstage.com's strategy includes the establishment of a network of expert resource providers, or "Concept Affiliates". We can utilize part time employees to save money as we start to implement our model to be efficient and reserve resources. We intend to compensate parties that contribute to the development of ventures, products, and the mission of Dstage.com primarily with stock. It is also anticipated that parties involved in the creation of new ventures will be compensated with equity interests in the resulting new ventures. At all stages of a "Concept Sponsor's" growth, our internal management team will continually communicate the best practices developed by providing management mentoring, market intelligence, and operational support. We believe that synergy within our network will be achieved at all levels. As the corporate network hub, we are able to observe and encourage relationships between our affiliates. We believe that by providing our expert resources our affiliates will reduce the rate at which they consume capital, further slowing the immediate need for funding.


We plan to continue to concentrate our efforts in the development of our network of professional and technology resources for development stage companies. We are also focused on developing and managing our online application that will facilitate the rapid development of ventures and products. Before a new business concept becomes a part of our business model, or before we pursue any strategic acquisition, our internal strategy teams, known to us as "Concept Screeners", must first demonstrate that the venture has the potential to become a market leader. All strategic acquisitions or new business ventures must add value to our business model. In addition to creating and acquiring businesses, we intend to pursue opportunities in other growing markets that involve real-time interactive communications. A major component of our business strategy is our online community and application that will allow individuals and organizations to rapidly develop their concepts into successful businesses or products. Concept Screeners will thoroughly review each proposed concept submitted. Our Concept Screeners are professionals in their respective disciplines, which ensures each Concept is thoroughly and properly evaluated. We hope to enlist the professional services of as many as 300 Concept Screeners by the fourth quarter of 2001. While it is important to our business model to enlist a large pool of Concept Screeners, we expect the effect of a smaller enlisted pool of Concept Screeners would result in a reduction in the number of proposals the company could review and execute.

We believe that the over funding of early stage Internet companies which did not have sound business models led to the failure of many of these ventures. Our strategy involves acquiring these technologies or the venture in its entirety at liquidation valuations. We also intend to use a growing pool of entrepreneurial executives and technical professionals to reorganize and redevelop these ventures. These ventures will be temporarily staffed by Dstage.com affiliates and outside professionals. In exchange for participation, these parties will receive significant equity interests in the proposed ventures. These concepts or ventures will then be sold to outside firms, organizations, or other institutions wishing to operate the ventures. We have coined this strategy as "Reverse Incubation".

We believe that the marketing experience and assistance we plan to offer our affiliates can enable them to establish their brands and attract customers more quickly than many stand-alone competitors. We will provide guidance in marketing, advertising, and product positioning through commitments of our internal management and "Concept Affiliates". We plan to organize a marketing staff of committed "Concept Affiliates" with sales and marketing expertise to develop a dynamic marketing program for our affiliates. Resources incorporated in the marketing program by each marketing staff include; market related information, market research, advertising services, public relations functions, logo design and related branding services.

Results of Operations
We began operations on October 12, 1999. As a result, our operating results for the full year ended December 31, 2000 are not readily comparable to the short fiscal period ended December 31, 1999. Further, our fiscal years ended 2000 and 1999 may not be indicative of future results.

Net Loss from Operations
For the fiscal year ended December 31, 2000 and 1999, we have incurred net losses of $954,329 or ($0.14) per share and $66,796 or ($.02) per share, respectively. We have had a net loss from operations for each period since inception. Our net operating losses are primarily due to recording a reserve of $709,908 for impairment of investments in other companies, plus the costs associated with organizing the Company, and developing our business model. Impairment of investments in other companies is recorded in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Our business model is designed to allow the majority of our expenses, namely the cost of professional services, personnel, technology, consultants, and royalties for third-party information use to be paid for with our common stock in lieu of cash. We expect that shares issued under these arrangements may be subject to restrictions of transferability, lockup provisions, and certain other restrictions. There can be no assurance that personnel, consultants, or other parties will accept stock in lieu of cash. If they do accept in lieu of cash, we expect our immediate operational resource needs over the next twelve months will not exceed $250,000 in cash and services. However, we can sustain operations for the next twelve months, albeit at a much slower rate, with as little as $30,000 in cash alone.

From inception to December 31, 2000, we had incurred net losses of approximately $1,021,000 or ($0.16) per share. Our net operating losses are due primarily to the recognition of impairment of investments in other companies, professional consulting, general and administrative expenses, organizational costs, and initial start up operations. While our contractual agreements call for our professional services to be billed at our hourly rates, we recognize non-cash compensation for our services at fair market value. Fair market value is likely to be less than contractual value.

Revenues
To date our business has not achieved material revenues, nor do we anticipate producing material amounts of revenue in the near future. For the fiscal year ended December 31, 2000, we have generated net revenues of $108. We have classified our revenues as deriving from professional services. If our planned revenue streams materialize in the future, we expect to have revenue from professional services and revenue from online services. These classifications are expected to represent the way in which we will operate our business and the way in which we will position our offerings in the marketplace. Professional services revenue is expected to occur from professional service and consulting agreements. It is anticipated that these agreements will typically involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. It is also anticipated that in most of these contracts we will accept payment in the customers' stock, in lieu of cash or in addition to cash, for some or all of the services rendered. Similarly, it is expected that an hourly rate will be used to track contract progress and determine client billings. However, when the compensation earned is in a form other than cash we will value our service revenues at the fair value of the property received. Professional services under all types of agreements except those involving contingent consideration are recognized as the services are performed.

Operating Expenses

Cost of services
Our cost of services are comprised principally of consulting fees billed by outside parties delivering services to our customers. Since many of these consultants are currently, and will be in the future, compensated primarily or entirely by shares of our stock or certain shares of the customer's stock, related party transactions are expected to be inherent to our operating structure and strategy. This approach will enable us to minimize overhead costs while providing both the company and the employee the maximum benefit for the services being performed.

Sales and Marketing Expenses
During the fiscal year ended December 31, 2000, we had no sales and marketing expenses. Our efforts during the fiscal year 2000 were focused on the development of our business model, primarily in operations and development. From inception to date, our sales and marketing expenses have not been significant.

However, we anticipate that during the fiscal year 2001 our sales and marketing efforts will become a significant factor in the development of our business. Sales and marketing is comprised of advertising and marketing related expenses.

Research and Development Expenses
During the fiscal year ended December 31, 2000, we had research and development expenses of $117,040 compared with $1,584 in fiscal year 1999. Our research and development are comprised of expenses related to the development of the Company's technology infrastructure. We plan to continue to expand and improve our technology infrastructure and hope that its development during fiscal year 2001 will be an important factor in our success. Since inception, we have incurred research and development expenses of $118,624.

General and Administrative Expenses
General and administrative expenses for the fiscal year ended December 31, 2000 were $87,745 compared with $61,160 in fiscal year 1999. General and administrative expenses are comprised of professional services, rent, telephone and travel expenses.

Income Taxes
There is no current or deferred tax expense for the period from October 12, 1999 (inception) to December 31, 2000 due to net losses from operations by the Company. As of December 31, 2000, we had operating loss carryforwards of approximately $1,021,000. The operating loss carryforwards expire beginning in 2019.

Liquidity and Capital Resources
Our primary source of capital since inception has been our initial capitalization, private equity sales and issuance of convertible notes payable to BulletProof Business Plans, Inc. In order to preserve cash, our ability to acquire prepaid services for stock will continue to be an important factor in the success of our business model. In the future, we plan to generate cash from revenues generated through our business offerings in the normal course of business and the issuance of convertible notes payable to our major shareholder.

Since inception, we have been dependent on our management and shareholders providing services for stock in lieu of cash. In order for our business model to be successful, this trend will have to continue. We plan to build a cash reserve that will be available in the event additional cash is needed in the future. However, our business model is designed to be functional with minimum cash requirements.

During the twelve months ended December 31, 2000, we have borrowed $39,680 from our major shareholder through the issuance of convertible notes payable to compensate the shareholder for expenses it has paid on our behalf. During the fiscal year 2000, convertible notes payable of $35,000 were converted to 1,015,000 shares of common stock. We have received cash from our Private Placement Memorandum that concluded in August 2000. In November 2000, we have entered into another promissory note with our largest shareholder. This note provides for us to receive advances or payment of expenses on our behalf of up to $25,000. A significant factor to preserving our liquidity will be management and our shareholders, who will provide services for stock in lieu of cash consideration.

To date, we have acquired $195,000 in prepaid services for our common stock. As of December 31, 2000, we have expensed $30,000 of our prepaid professional services in the development of other companies. We plan to use our prepaid expenses for the development of our investee companies during 2001 and for certain administrative expenses. We also plan to use our prepayment with Trainingscape.com over the next twelve to eighteen months to jointly develop proprietary training courses. Since our development of training courses will extend beyond twelve months, we have recorded $33,000 in non-current assets. Our agreement with Sagacorp for $10,000 provides for design and development multimedia services. We anticipate using these services in 2001. Our agreement with Eagle Consulting provides for securities document preparation, filing, and consulting services. We anticipate using these services in 2001. Our remaining prepaid services total $165,000 at fiscal year end. To date, we have recorded $89,000 in deferred compensation from our major stockholder, audit committee members and officers and directors. As of December 31, 2000 we have expensed $21,920 of this deferred compensation.

The Company plans to continue to acquire services for stock in lieu of cash in the development of our business model. We plan to actively acquire investments in development stage companies for stock or other consideration. Should additional capital be needed to fund future operations, the Company may seek to raise additional capital through public or private offerings of the Company's stock.

Net Cash From Operating, Investing and Financing Activities
We have incurred a net loss of $954,329 and consumed $21,749 in cash in our operating activities during 2000. We spent $4,145 to acquire computer hardware, software, and office furniture during the year. We have received $10,835 from the issuance of common stock. We have borrowed $39,680 in proceeds from issuance of notes payable to our major stockholder as it has paid expenses on our behalf. Of the amount borrowed, $35,000 was converted to 1,015,000 shares of common stock. These transactions resulted in a decrease of net cash for the period of $15,059. All of the cash outlays during the year were paid to third parties. As of December 31, 2000, our cash position was $1,627.

Since inception, operating activities have consumed cash of $24,670. In addition, we have had services provided to us by our management team for which the consideration was stock in lieu of cash. Therefore, our consumption of cash has been primarily directed to third party out-of-pocket costs, including consulting, rent, telephone, legal and audit fees. Since inception, we have received $30,835 in proceeds from the issuance of common stock and have borrowed $39,680 through issuance of convertible notes payable to our major stockholder as it has paid expenses on our behalf. Our cumulative net loss to date is $1,021,125, the majority of which is a result of impairments of long-term assets. The majority of our expenses have been paid for by the issuance of common stock, greatly reducing our cash dependence.

Capital Expenditures
We require funding primarily for computer hardware and software, furniture, fixtures, and general working capital needs. Substantially all of our capital expenditures have been paid for by borrowing on convertible notes payable to our major shareholder and from the proceeds from our Private Placement.

Material Commitments for Capital Expenditures
While we have budgeted approximately $250,000 for working capital and operating expenditures in 2001, we have no material commitments for those expenditures. Our expected source of funds for these expenditures will be a combination of future revenues; the issuance of convertible notes payable and public or private stock offerings. In the event we do not receive enough proceeds from these sources, we will reduce our operating activity to coincide with the working capital available.

Accounting for Affiliate Company Ownership
The various interests that we acquire in our affiliate companies are accounted for under the following: equity method and cost method. The applicable accounting method is generally determined based on our voting interest in an affiliate company.

Equity Method. The equity method of accounting is used to account for our investment in affiliate companies and other investees in which we have a significant influence (at least 20%). Under the equity method of accounting, the Company records its equity ownership share of the affiliate's earnings, losses, and dividends paid.

Cost Method. The cost method of accounting is used to account for our investment in affiliate companies and other investees in which we do not have significant influence (less than 20% of the voting stock). Under the cost method of accounting, our share of the earnings or losses of these companies is not recorded and the investments are recorded at historical cost.

Affiliate companies accounted for under the cost method of accounting at December 31, 2000 included:
                                                     Voting Ownership
                  GOTO-MD                                   10%
                  AmeriBank Card Services                    1%

Our cost method affiliate companies are in the development stage and have not generated significant revenues.


Factors That May Affect Future Results
We operate in a rapidly changing business environment that involves several risks, some of which are beyond our control. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following.

Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of December 31, 2000 had an accumulated deficit of $1,021,125.

Our revenues, operating income or net income in the future are unpredictable. As a result of our limited operating history and the nature of the industry in which it competes, we are unable to accurately forecast revenues, operating income or net income. We anticipate continuing to incur significant operating expenses in the future. Our business strategy is designed to utilize professional services paid in our common stock in lieu of cash, which will permit us to operate under lower cash levels than traditional operations. Our current expense levels are based largely on the Company's efforts to develop its business model; therefore, current expense levels are not indicative of future expense levels. We can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.

Our quarterly results of operations may fluctuate widely. It is anticipated that future quarterly operating results could fluctuate significantly and that period-to-period comparisons of its results may not necessarily be meaningful and indicative of future results. There are many factors that may contribute to these quarterly fluctuations, some of which are beyond our control. Factors include, but are not limited to: (i) Charges for impairment of long-lived assets in future periods; (ii) Market acceptance of our ventures, services, and products; (iii) Economic conditions specific to the industry in which we operate; and (iv) General economic conditions. In the event that we are unable to continue our business model due to a major shift in the economy or some other unforeseen reason, we may have to adjust our business model to a more traditional reliance on cash consideration. This event could have an impact on net operating results by, requiring us to obtain various loans to meet obligations. This could result in interest payments and other debt expenses.

A substantial risk facing us is the issue of valuation of common stock in negotiating common stock for service. We anticipate having to negotiate the value of our stock in almost every transaction that will be completed for; stock in Dstage.com, private venture equity, interests in licensed technology, and other assets, for which market prices are highly subjective. We will be dependent on the vagaries of negotiation in many transactions. Negotiations may include subjective assessments of an asset or investment's value; therefore, an over-valuation could result in an adverse consequence to our value.

We depend on key contractors and the loss of those contractors may harm us. Our performance is dependent on the continued service and performance of our executive officers. Our success is dependent on its ability to attract and retain high quality personnel.

There may be conflicts of interest within our network. Our network of "Concept Sponsors", "Concept Affiliates", officers and directors may face potential conflicts of interest with each other and with Dstage.com shareholders. Some of the our executive officers and directors also serve as officers or directors of other companies.

We face competition from other investors, which may prevent us from realizing strategic opportunities. We intend to develop an extensive network of resources that will position us to acquire or invest in other companies. We expect to face competition from Internet-related companies, venture capital firms, and large corporations. Some of our competitors may have greater financial resources than we do, which may limit our opportunity to acquire interests that could compliment our business strategy.

We may experience adverse consequence in efforts costs to avoid the investment company status. The Investment Company Act of 1940 provides a set of regulations for companies engaged in the business of investing, reinvesting, owning, holding or trading securities. Under the Investment Company Act, a company may be deemed an investment company if it owns investment securities with a value exceeding 60% of its total assets, subject to certain exclusions and safe harbor provisions.

We could become subject to regulation under the Investment Company Act if enough of our future interests in our affiliates are considered investment securities. Unless an exclusion or safe harbor provision was available to us, we would have to reduce our investment securities as a percentage of total assets. In order to avoid these regulations, we may have to take actions that we would not otherwise choose to take. Regulations applicable to investment companies are inconsistent with our fundamental business strategy of promoting collaboration among our affiliates

Item 7. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Dstage.com, Inc. (A Development Stage Company)
Denver, Colorado

We have audited the accompanying balance sheets of Dstage.com, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000, the period October 12, 1999 (Inception) to December 31, 1999 and the cumulative period October 12, 1999 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dstage.com, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the year ended December 31, 2000, the period October 12, 1999 (Inception) to December 31, 1999 and the cumulative period October 12, 1999 (Inception) to December 31, 2000, in conformity with generally accepted accounting principles.


                                                 /s/ GORDON, HUGHES & BANKS

March 11, 2001
Englewood, Colorado

Dstage.com, Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2000 and 1999

                     Assets
                                                          2000          1999
                                                     ------------   ------------

CURRENT ASSETS
Cash                                                 $     1,627    $    16,686
Prepaid services (Note 2)                                132,000          1,347
Prepaid and deposit                                        1,134            379
                                                     ------------   ------------

        Total current assets                             134,761         18,412

Computer equipment and software, net of depreciation       3,282          2,449
Office furniture and equipment, net of depreciation        3,395          1,106
Investments in other companies, less impairment
   of $709,908 for 2000 (Note 3)                             200              -
Prepaid services (Note 2)                                 33,000              -
                                                     ------------   ------------


        Total assets                                 $   174,638    $    21,967
                                                     ============   ============


          Liabilities and Stockholders' Equity


CURRENT LIABILITIES
Accounts payable and accrued expenses                $     3,007    $        72
Note payable - stockholder  (Note 4)                       4,680              -
                                                     ------------   ------------

        Total current liabilities                          7,687             72

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares
 authorized; issued and outstanding 7,316,034 at
 December 31, 2000 and 4,434,569 at December 31,
 1999                                                      7,316          4,435
Additional paid-in capital                             1,247,840         84,256
(Deficit) accumulated during development stage        (1,021,125)       (66,796)
Deferred Compensation  (Note 6)                          (67,080)             -
                                                     ------------   ------------

        Total stockholders' equity                       166,951         21,895
                                                     ------------   ------------

        Total liabilities and stockholders' equity   $   174,638    $    21,967
                                                     ============   ============

See accompanying summary of accounting policies and notes to financial statements

Dstage.com, Inc.
(A Development Stage Company)
Statements of Operations
For the Year ended December 31, 2000 and the period ended December 31, 1999 And Cumulative Periods Since October 12, 1999 (Inception of Development Stage)

                                           Cumulative
                                              During
                                           Development
                                              Stage           2000           1999
                                           ------------   ------------   ------------
Revenue:
      Professional services                $       108    $       108     $        -

Operating expenses:
      Cost of services                          40,000         40,000              -
      Sales and marketing                        4,153              -          4,153
      Research and development                 118,624        117,040          1,584
      General and administrative               148,905         87,745         61,160
      Impairment of investments in other
         companies                             709,908        709,908              -
                                           ------------   ------------   ------------
Total operating expenses                     1,021,590        954,693         66,897
                                           ------------   ------------   ------------

Income (loss) from operations               (1,021,482)      (954,585)       (66,897)

Interest income (expense), net                     357            256            101
                                           ------------   ------------   ------------


Net income (loss)                          $(1,021,125)   $  (954,329)   $   (66,796)
                                           ============   ============   ============

Net income (loss) per share:
      Basic and diluted                    $     (0.16)   $     (0.14)   $     (0.02)
                                           ============   ============   ============

Weighted average shares used in
   computing net income (loss) per share
      Basic and diluted                      6,485,620      6,548,339      4,434,569
                                           ============   ============   ============

  See accompanying summary of accounting policies and notes to financial statements

Dstage.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Year ended December 31, 2000 and the period ended December 31, 1999 And Cumulative Periods Since October 12, 1999 (Inception of Development Stage)

                                                                  Cumulative
                                                                     During
                                                                  Development
                                                                     Stage           2000          1999
                                                                  ------------   ------------   ------------
Cash flows from operating activities:
     Net (loss)                                                   $(1,021,125)   $  (954,329)   $   (66,796)

     Adjustments to reconcile net (loss)
               to cash provided (used) by operating activities:
        Depreciation                                                    1,023          1,023              -
        Issuance of common stock for services                         174,000        122,000         52,000
        Issuance of common stock for expense reimbursement             16,434          4,631         11,803
        Impairment of investments in other companies                  709,908        709,908              -
        Revenue paid in common stock                                     (108)          (108)             -
        Prepaid services expensed                                      30,000         30,000              -
        Amortization of deferred compensation                          21,920         21,920              -
        Expenses paid through notes payable proceeds                   39,680         39,680              -
        Change in assets and liabilities:
             Increase in other current assets                             591            591              -
             Increase in accounts payable and accrued expenses          3,007          2,935             72
                                                                  ------------   ------------   ------------

               Net cash (used) by operating activities                (24,670)       (21,749)        (2,921)

Cash flows from investing activities:
             Acquisition of fixed assets                               (4,538)        (4,145)          (393)
                                                                  ------------   ------------   ------------

               Net cash (used) by investing activities                 (4,538)        (4,145)          (393)

Cash flows from financing activities:
             Proceeds from issuance of common stock                    30,835         10,835         20,000
                                                                  ------------   ------------   ------------

               Net cash provided by financing activities               30,835         10,835         20,000
                                                                  ------------   ------------   ------------

Net increase in cash                                                    1,627        (15,059)        16,686

Cash, beginning of period                                                   -         16,686              -
                                                                  ------------   ------------   ------------

Cash, end of period                                               $     1,627    $     1,627    $    16,686
                                                                  ============   ============   ============

Non-cash transactions
     Purchased of equipment by issuance of common stock           $     3,162     $        -    $     3,162
                                                                  ============   ============   ============
     Payment of prepaid and other assets by issuance of
     common stock                                                 $     1,726    $         -    $     1,726
                                                                  ============   ============   ============
     Prepayment of services for common stock                      $   195,000    $   195,000    $         -
                                                                  ============   ============   ============
     Investments in other companies                               $   710,000    $   710,000    $         -
                                                                  ============   ============   ============
      Conversion of debt to common stock                          $    35,000    $    35,000    $         -
                                                                  ============   ============   ============

          See accompanying summary of accounting policies and notes to financial statements

Dstage.com, Inc.
(A Development Stage Company)  Statement of Stockholders' Equity
For the Period October 12, 1999 (Inception) to December 31, 2000

                                                                                  Accumulated
                                                                                   (Deficit)
                                            Common Stock             Additional    During the
                                           -------------              Paid-in     Development     Deferred
                                           Shares        Amount       Capital        Stage       Compensation      Total
                                        ------------  ------------  ------------  ------------   ------------   ------------
Balance, October 12, 1999 (Inception)             -     $       -    $        -       $     -      $       -     $        -

Issuance of shares for cash at $.02
per share                                 1,000,000         1,000        19,000             -              -         20,000

Issuance of shares for services at
$.02 per share                            2,600,000         2,600        49,400             -              -         52,000

Issuance of shares for expense
reimbursement at $.02 per share             834,569           835        15,856             -              -         16,691


Net (loss)                                        -             -             -       (66,796)             -        (66,796)
                                        ------------  ------------  ------------  ------------   ------------   ------------

Balance, December 31, 1999                4,434,569         4,435        84,256       (66,796)             -         21,895

Issuance of shares for conversion of
notes payable at $.02 per share           1,000,000         1,000        19,000             -              -         20,000

Issuance of shares for services at
$.02 per share                              750,000           750        14,250             -              -         15,000

Issuance of shares for cash at $1.00
per share in private placement               10,835            11        10,824             -              -         10,835

Issuance of shares for conversion of
notes payable at $1.00 per share             15,000            15        14,985             -              -         15,000

Issuance of shares for expense
reimbursement at $1.00 per share              4,630             4         4,626             -              -          4,630

Issuance of shares for services at
$1.00 per share                             107,000           107       106,893             -              -        107,000

Investment in other companies by
Issuance of shares at $1.00 per share       710,000           710       709,290             -              -        710,000

Issuance of shares for prepaid
services at $1.00 per share                 195,000           195       194,805             -              -        195,000

Issuance of shares for deferred
compensation to officers, directors          89,000            89        88,911             -        (89,000)             -
and controlling parties at $1.00 per
share

Deferred compensation expensed                    -             -             -             -         21,920         21,920

Net (loss)                                        -             -             -      (954,329)             -       (954,329)

                                        ------------  ------------  ------------  ------------   ------------   ------------

Balance, December 31, 2000                7,316,034   $     7,316   $ 1,247,840   $(1,021,125)   $   (67,080)   $   166,951
                                        ============  ============  ============  ============   ============   ============

                See accompanying summary of accounting policies and notes to financial statements

Dstage.com, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION

Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to development stage companies.

For the period October 12, 1999 (Inception) to December 31, 2000, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital and initial business plan implementation.

From inception to December 31, 2000, the Company has had minimal revenues and has expensed costs in the amount of $1,021,590 during the development stage. The Company has nominal cash resources and has been largely dependent on the direct financial support from its largest stockholder to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors. A loss of continuing cash investment from its largest stockholder, contributed time from stockholders and directors and contributed services from key vendors in the near term would have a detrimental effect on the Company and might cause its closure. Management plans to continue to operate in the near term relying on contributed cash, time and services and without expending significant amounts of cash or incurring significant debt.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Substantial estimates have been used regarding lives of assets and impairment of investments in other companies.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market.

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information About Financial Instruments with Off- Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The Company transacts its business with one financial institution. The amount on deposit in that financial institution did not exceed the $100,000 federally insured limit at December 31, 2000. Management believes that the financial institution is financially sound.

PREPAID EXPENSES AND DEFERRED COMPENSATION

The Company has negotiated contracts to grant common stock in exchange for future services with various other companies and individuals. Where the other companies or individuals are independent or have minimal common stock ownership in the Company, those future services have been presented in the accompanying balance sheet as a prepaid expense (asset). Where the other companies or individuals have significant stock ownership or are functioning as, employees, officers or directors, such future services have been presented on the balance sheet as deferred compensation and a reduction to total equity. The Company expenses prepaid and deferred compensation amounts as services are rendered.

RESEARCH AND DEVELOPMENT

The Company expenses costs of research and development until the product under development reaches technological feasibility, after which the development costs are capitalized. Once the product is placed into service, the capitalized costs are amortized over the life of the product.

PROPERTY AND EQUIPMENT

Property and equipment, which consists of office computers, furniture, and purchased software, is stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on the straight-line basis over estimated useful life of the equipment. The Company recognizes gains or losses on the sale or disposal of equipment in the period of disposal. Long-lived assets held and utilized by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of such assets may not be recoverable. Depreciation expense for the periods ended December 31, 2000 and 1999 was $1,023 and none, respectively.

ORGANIZATION COSTS

The Company accounts for organization costs under the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" which requires that all organization costs be expensed as incurred.

INCOME TAXES

The Company accounts for deferred income taxes in accordance with the liability method as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the expected realizable amount. The provision (benefit) for income taxes consists of the current tax provision (benefit) and the change during the period in deferred tax assets and liabilities. Any liability for actual taxes to taxing authorities is recorded as income tax liability.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company adheres to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company reviews the carrying value of its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through undiscounted net cash flows. Impairment is calculated based on fair value of the asset, generally using net discounted cash flows. Any long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

REVENUE RECOGNITION

Revenues for services are recognized when the services are rendered. The amounts of such revenues are recorded based on the value of compensation received for the services. In the Company's current operations, compensation to the Company has consisted of stock in start up companies to whom the services were rendered. The value of the stock received for services has been minimal to date.

EARNINGS (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires two presentations of earnings per share - "basic" and "diluted." Basic earnings or (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potentially outstanding common shares consisting of common stock options and warrants and contingently issuable shares of common stock. Potentially outstanding common shares outstanding are calculated using the treasury stock method. There are no stock options, warrants or contingently issuable shares of common stock outstanding at December 31, 2000. In the case of a net (loss), the dilutive calculation is equivalent to the basic earnings per share since including additional potential shares outstanding would be antidilutive.

STOCK BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock based compensation. Under APB 25, the Company recognizes no compensation expense related to employee or director stock options unless options are granted with an exercise price below fair value on the day of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") provides an alternative method of accounting for stock-based compensation arrangements for employees and directors, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock. Stock, options or warrants issued to consultants and outsiders are recorded at fair value under SFAS No.
123. The Financial Accounting Standards Board encourages, but does not require, entities to adopt the fair-value based method. The Company will continue its accounting under APB No. 25 for employees and directors but uses the disclosure-only provisions of SFAS No. 123 for any options issued to employees and directors. No options or warrants have been granted or are outstanding.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net (loss).

CAPITAL STRUCTURE

The Company utilizes Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires companies to disclose all relevant information regarding their capital structure.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the presentation and disclosure of all changes in equity from non-owner sources as "Comprehensive Income". The Company had no items of comprehensive income in the period from the date of inception through December 31, 2000.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") replaces the industry segment approach under previously issued pronouncements with the management approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. At present, the Company only operates in one segment.

PENSION AND OTHER POST RETIREMENT BENEFITS

The Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Retirement Benefits" requires certain disclosures about employers' pension and other post retirement benefit plans and specifies the accounting and measurement or recognition of those plans. SFAS No. 132 requires disclosure of information on changes in the benefit obligations and fair values of the plan assets that facilitates financial analysis. This standard currently has no impact on the Company.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Currently, as the Company has no derivative instruments, the adoption of SFAS 133 has no impact on the Company's financial condition or results of operations.

MORTGAGE BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS BY MORTGAGE BANKING ENTERPRISES

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises" ("SFAS No. 134"). SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises. The Company believes this statement has no impact on its financial statements.

NOTE 2 - PREPAID EXPENSES
During 2000, the Company entered into with four contracts in which vendors agreed to provide future professional services in exchange for common stock of the Company. The services include multimedia design, securities filings preparation, promotion, interactive database technology license, training course design and development, and direct marketing. The services were negotiated at the market value of the Company's stock, which was $1.00 per share. The total value of services recorded was $195,000, of which $30,000 has been expensed for services rendered through December 31, 2000. The Company plans to use the prepaid services over the next twelve to eighteen months as follows:

          2001                         $132,000
          2002                           33,000
                                       ---------

          Total                        $165,000
                                       =========
Double score
The shares issued by the Company in connection with this transaction are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

NOTE 3 - INVESTMENT IN OTHER COMPANIES
In August 2000, the Company acquired a warrant to purchase stock in another company in exchange for issuance of 50,000 shares of the Company's common stock. The warrant further entitled the Company to purchase additional stock of GOTO-MD up to the aggregate value of $1,400,000. In September 2000, the Company exercised the warrant to purchase 10% of GOTO-MD's outstanding common stock in exchange for 650,000 of common shares of the Company. The Company exchanged 650,000 shares of its common stock at $1.00 per share for 1,111,111 shares, at $0.63 per share, of GOTO-MD's outstanding common shares. As GOTO-MD is in the development stage, an adjustment has been made to recognize the impairment of the investment to its estimated fair value. The Company has recorded the investment in GOTO-MD at $700,000 and has impaired substantially all of that amount to recognize the fair value of the investment in 2000.

In August 2000, the Company acquired 1% of AmeriBank Card Services in exchange for 10,000 common shares of the Company. The Company has recorded the investment in AmeriBank Card Service at $10,000 less an impairment of $9,900 to recognized the estimated fair value of the acquisition.

In September 2000, the Company provided professional services for the development of GOTO-MD in the contractual amount of $10,800 in exchange for 17,143 GOTO-MD common shares under the exercised warrant with GOTO-MD. However, the Company has valued the stock received from GOTO-MD for services rendered at a minimal amount to reflect the fair value of GOTO-MD. As a result, the Company has recorded the revenue earned and the investment in GOTO-MD at $108. As of December 31, 2000, GOTO-MD had issued 1,128,254 common shares, or 10.1% of its outstanding stock, to the Company under this agreement.

NOTE 4 - NOTE PAYABLE - STOCKHOLDER
In 1999, the Company entered into promissory note agreement under which BulletProof Business Plans, Inc. ("BulletProof"), the Company's largest stockholder, loaned the Company $20,000. Interest was at prime rate and principal and interest was due on demand. The promissory note included conversion provisions and in April 2000, BulletProof converted the $20,000 note payable into one million shares of the Company's common stock at $.02 per share as payment of the note balance.

In May 2000, the Company entered into a second promissory note agreement with BulletProof under which the Company borrowed $10,000. Interest was at prime rate and principal and interest was due on demand. The promissory note included conversion provisions and, in August 2000, BulletProof converted the $10,000 note payable into 10,000 shares of the Company's common stock at $1.00 per share as payment of the note balance.

In August 2000, the Company entered into a third promissory note agreement with BulletProof under which the Company borrowed $5,000. Interest was at prime rate and principal and interest was due on demand. The promissory note included conversion provisions and, in August 2000, BulletProof converted the $5,000 note payable into 5,000 shares of the Company's common stock at $1.00 per share as payment of the note balance.

In September 2000, the Company entered into a fourth promissory note agreement with BulletProof under which the Company borrowed $4,680. Interest is at prime rate and principal and interest are due on demand. The promissory note includes conversion provisions, allowing the creditor to convert all borrowings to common stock at a rate of $2.00 per share. As of December 31, 2000, BulletProof had not converted the note payable to common stock.

In November 2000, the Company entered into a fifth promissory note payable agreement with BulletProof under which the Company could borrow up to $25,000. Interest is at prime rate and principal and interest are due on demand. The promissory note includes conversion provisions, allowing the holder to convert all advances to common stock at a rate of $4.50 per share. As of December 31, 2000, the Company had not borrowed any amounts under the note payable agreement.

NOTE 5 - STOCKHOLDERS' EQUITY
In October 1999, the Company issued 750,000 shares of its common stock valued at $.02 per share to BulletProof in exchange for $15,000 cash. In November 1999, the Company issued 250,000 shares of its common stock valued at $.02 per share to BulletProof in exchange for $5,000 cash.

In October 1999, the Company issued 2,600,000 shares of common stock valued at $52,000 ($.02 per share) to six officers, directors and consultants of the Company as consideration for services provided to the Company. During 1999, the Company issued 834,569 shares of common stock valued at $16,691 ($.02 per share) to BulletProof as consideration for administrative expenses paid on behalf of the Company.

During 1999 and 2000, the Company entered into a series of promissory note agreements with BulletProof to borrow cash directly or to have BulletProof pay expenses on the Company's behalf. In April 2000, the Company converted the $20,000 note from the 1999 borrowing into 1,000,000 shares of the Company's common stock at $.02 per share. In May and August 2000, the Company borrowed $10,000 and $5,000, respectively, from BulletProof and in August 2000 converted the notes into 15,000 shares of the Company's common stock at $1.00 per share.

In March and April 2000, the Company issued 500,000 shares and 250,000 shares of common stock valued at $10,000 and $5,000, respectively, at $.02 per share, to two officers of the Company as consideration for services provided to the Company. The shares issued by the Company in connection with this transaction are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

In May 2000, the Company issued a private placement memorandum under Regulation D, Rule 504 of the Securities and Exchange Act of 1933, as amended, for the purpose of raising $500,000 administrative and marketing costs, web site and content development, capital expenditures and the establishment of a cash reserve. Pursuant to the private placement, the Company sold 10,835 shares of common stock at $1.00 per share in cash.

In June and July 2000, the Company issued 4,630 shares of its common stock at $1.00 per share to three parties as reimbursement of expenses paid on the Company's behalf.

In August 2000, the Company issued 107,000 shares of common stock to another company at $1.00 per share for interactive database technology services. These amounts have been expensed as research and development costs.

During August and September 2000, the Company issued 700,000 and 10,000 shares of common stock to purchase interests in two other companies, respectively. See
Note 3. The transactions were valued at $710,000, or $1.00 per share.

In August 2000, the Company issued 45,000 shares of common stock valued at $45,000 ($1.00 per share) as consideration for future services to be provided to the Company by BulletProof. In December 2000, the Company issued 4,000 and 40,000 shares of common stock, respectively, to two Audit Committee Members and two new officers as compensation for future services. The services for these individuals were negotiated at a total value of $198,000, or $4.50 per share. However, the Company has valued the transaction at $1.00 per share for accounting purposes, which is the most recent amount for which the Company has sold shares for cash. During 2000, of the aggregate $89,000 recorded as deferred compensation, $21,920 has been expensed as services rendered in 2000. The shares issued by the Company in connection with these transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

NOTE 6 - DEFERRED COMPENSATION
In August 2000, the Company entered into an agreement with BulletProof to receive professional consulting services in exchange for 45,000 common shares of the Company. The stock was negotiated and recorded at $1.00 per share, or a total of $45,000, and recorded as deferred compensation. As of December 31, 2000, professional services of $20,000 had been provided to the Company and expensed under this agreement. The Company plans to utilize the remainder of these services in March and April of 2001. As services are rendered, the deferred compensation will be reduced and the services will be expensed in the statement of operations.

In December 2000, the Company entered into agreements with four individuals to serve as officers or as audit committee members in exchange for an aggregate of 44,000 shares of the Company's common stock at a negotiated value of $4.50 per share; however, for accounting purposes the Company has recorded the stock at $1.00 per share, or a total of $44,000. The Company will ratably expense the deferred compensation over the next twelve to twenty four months as the services are rendered, or a total of $22,112 in 2001 and $19,968 in 2002.

The shares that were issued by the Company for these services are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

NOTE 7 - LEASE COMMITMENTS
As of December 31, 2000, the Company had a single 1-year, non-cancelable operating lease for office space expiring on June 30, 2001. The lease provides for monthly payments of $924.

Rent expense was $7,356 for the period ending December 31, 2000 and $8,114 from Inception (October 12, 1999 to December 31, 2000. The minimum future rental commitments over the next five years under the Company's operating leases at December 31, 2000 are as follows:

         2001                          $5,544
         Thereafter                         -
                                       -------
         Total                         $5,544
                                       =======

NOTE 8 - RELATED PARTY TRANSACTIONS
During 2000, the Company issued 45,000 share of common stock valued at $45,000 to BulletProof Business Plans, Inc. as consideration of professional consulting services to be performed in the future.

During 2000, the Company issued 1,015,000 shares of common stock to BulletProof Business Plans, Inc. as consideration for the payment of notes payable in the amount of $35,000. As stated in Note 4, there was $4,680 due to BulletProof Business Plans as of December 31, 2000.

During 2000, several vendors for which prepaid services were recorded at December 31, 2000 and one individual for whom deferred expense was recorded at December 31, 2000 had directly, or had relatives who, purchased minimal amounts of common stock prior to stock being issued for prepaid services.

NOTE 9 - INCOME TAXES
There is no current or deferred tax expense for the period from October 12, 1999 to December 31, 2000 due to net losses from operations by the Company.

Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company.

The net deferred tax asset is comprised of the following at December 31, 2000:

                                                           2000
                                                           ----
       Net operating loss benefit carry forward        $   93,500
       Valuation allowance for deferred tax assets        (93,500)
                                                       -----------
       Net deferred tax asset                          $        -
                                                       ===========


As of December 31, 2000, the Company had operating loss carryforwards of approximately $471,000 ($66,800 expires after December 31, 2019 and the balance expires December 31, 2020). The operating loss carryforward is calculated based on book versus tax computations.

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)
During 2001, we have entered into various agreements with "Concept Affiliates" and "Concept Screeners. Our Concept Affiliates have agreed to provide information technology, marketing, strategic planning, and administrative services for periods of three to five years. Our Concept Screeners have agreed to provide screening services for periods of two to five years.

In March 2001, the Company entered into an agreement with an individual to serve as an audit committee member in exchange for 2,000 shares of the Company's common stock. The Company recognizes the transaction as deferred compensation and will ratably expense these deferred expenses over the next twelve months as services are rendered.

The shares issued by the Company in connection with these transaction are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Our independent accountant is Gordon, Hughes & Banks LLP, 6851 South Holly Circle, Suite 125, Englewood, Colorado 80112. There are no changes in and disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Director Compensation
All authorized out-of-pocket expenses incurred by a Director on our behalf will be subject to reimbursement upon receipt by us of required supporting documents of such expenses. Although Directors may be eligible to participate in our future stock option and/or incentive plan(s), if any, Directors do not receive any additional compensation or an annual Directors fee at the present time.

(a)  Directors and Executive Officers
The Director and Executive Officers of the Company are appointed annually at the first meeting of the Company's Board of Directors held after each annual meeting of stockholders. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's By-Laws. The entire Board of Directors will be up for election at the next annual meeting of stockholders.

The Directors and executive officers of the Company were appointed between October 12, 1999 and December 31, 2000. As of December 31, 2000, the names, ages, and positions are as follows:

Name                       Age    Position                                                 Since
----                       ---    --------                                                 -----
Sue Perrault               45     President and Director                                  November   1999

D. Kirk LaPoure            32     Chief Financial Officer and Director                     March     2000

Frank R. Maresca, Jr.      31     Vice President of Strategic Acquisitions and Director    April     2000

Helen Chen                 29     Vice President of Research                               March     2000



Lan Xie                    27     Vice President of Index Development                      March     2000

Melvyn Bloomberg           44     Vice President of Business Development Europe           December   2000

William A. Grazier III     35     Vice President of Information Technology                December   2000

Eric Schmitz               34     Audit Committee Member                                  December   2000

Jane Olmstead              46     Audit Committee Member                                  December   2000

Note (1): These persons may be deemed "promoters" of the Company as that term is defined under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

(b) Significant Employees
We rely on our Board of Directors, Executive Officers, and all of our employees to further the development of our business.
(c) Family Relationships
Stacie Perrault, Communications Manager, is the daughter of Sue Perrault, President. There are no other family relationships.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To the Company's knowledge, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners during such period were satisfied.

Sue Perrault, President, has extensive experience in strategic analysis and writing, marketing, project management, promotions and sales. Currently, Ms. Perrault provides consulting services to BulletProof Business Plans, Inc. where she is responsible for analytical research and writing, public relations, marketing, sales and strategic campaign development. Previously, she served as Promotions Manager for the National Conference of State Legislatures, where she was responsible for the creation and implementation of the organization's marketing initiatives. These included all marketing materials for the organization's publications, meetings and membership, including public relations materials, brochures, website content, advertisements and catalogs. Prior to this, Ms. Perrault owned and operated a successful specialty glass-blowing business.

D. Kirk LaPoure, Chief Financial Officer, brings over eight years of financial management experience to the Dstage.com team. Currently, Mr. LaPoure provides consulting services to BulletProof Business Plans, Inc., where he is responsible for strategic analysis and the preparation of projected financial statements. Mr. LaPoure was the Chief Financial Officer of Mountain Sales and Service, Inc., a wholesaler of food service equipment, from May 1996 to March 2000. Prior to this, Mr. LaPoure was the Controller of Evergreen Caissons, Inc., a foundation-drilling subcontractor in the Rocky Mountain region. Mr. LaPoure received his Bachelor of Science in Finance from Metropolitan State College of Denver.

Frank R. Maresca, Jr., Vice President of Strategic Acquisitions, has held several key positions in the securities industry over the past decade. In the course of his career, Mr. Maresca has successfully taken several companies public, effectively led numerous mergers and acquisitions and raised funds for public and private ventures poised for rapid expansion. Mr. Maresca also serves as CFO of Longport, Inc., a publicly traded medical technology company. From 1995 to 1997, he served as Head Trader for D. Weckstein, Inc., a boutique Investment banking firm in New York City. Prior to this, Mr. Maresca was the CEO of BMV Financial, a West Coast Investment Banking Firm in which he oversaw the operations, directed, and supported all brokerage activity and operations. Prior to joining BMV Financial, he served as a trader and broker for Waterhouse Securities. Mr. Maresca received his Bachelor of Science in Business Administration from Pace University, New York, New York, in 1992, with concentrations in Accounting, Finance, and Management. He holds a number of securities licenses and credentials, including Series 4 Options Principal Registration, Series 24 General Principal Registration, Series 7, 55 and 63 Licenses.

Helen Chen, CPA, Vice President of Research, currently serves on the accounting staff of Doll Capital, a venture capital fund. Previously, Ms. Chen served as a Vice President for BulletProof Business Plans, Inc., where she has developed a library of industry profiles. Prior to joining BulletProof Business Plans, Ms. Chen served in Taiwan, and later in Silicon Valley, as a research analyst for

Crimson Capital, a private equity fund focused on investment opportunities in U.S. and Asia. Before joining Crimson Ms. Chen was with KPMG Peat Marwick's Information, Communications and Entertainment practice. Ms. Chen holds Master of Science and Master of Business Administration degrees from Northeastern University's Graduate School of Business, Graduate School of Public Accounting. Ms. Chen received her Bachelor of Arts in Political Science from Wellesley College, with cross sectional courses at Massachusetts Institute of Technology, and holds a Diploma from London School of Economics.

Lan Xie, CPA, Vice President of Index Development of Dstage.com, Inc. Ms. Xie is the Internal Audit Manager of Reuters America, Inc. where she has reviewed and evaluated global operations in efficiency and productivity. Ms. Xie has directed management regarding strategic business decisions since August 1998. Ms. Xie's prior experience includes serving as a Senior Associate with Price Waterhouse Coopers LLP from June 1994 to July 1998. Ms. Xie graduated Summa cum Laude from Boston University with a B.S. in Business Administration.

Melvyn Bloomberg, Vice President of Business Development-Europe, has a lifetime of experience working with new inventions and innovative business ideas. Through his numerous business dealings he has established a wide-range of contacts in the fields of finance, law and general commercial areas. Mr. Bloomberg received his 1-1 Law Degree at the Open University of Milton Keenes in the United Kingdom.

William A. Grazier, III, Vice President of Information Technology, currently serves as Chief Information Officer for Longport, Inc., a medical device manufacturer, and as Director of Technology for RackLogic Technologies, Inc., an Internet infrastructure company located in Silicon Valley. At Longport, Mr. Grazier is responsible for providing direction to, and overseeing the progress of, the company's Information Technology initiatives. Major projects currently underway include the company's CRM (Customer Relationship Management) and DICOM (Document Imaging and Communications in Medicine) implementation initiatives. At RackLogic Technologies, Mr. Grazier is responsible for various business and product development activities including strategic relationship formation, channel development and marketing, pipeline product research and development, and interfacing and consulting with high-level enterprise customers. Previously, Mr. Grazier served as acting Chief Information Officer and System Design Engineer for GFI Group, Inc., a Wall Street Inter-Dealer Brokerage firm with offices spanning four continents and numerous equity, fixed income, derivative and exotic financial markets. Mr. Grazier earned his Bachelor of Science in Electrical Engineering from the University of Rochester, College of Engineering and Applied Science in Rochester, New York.

Jane Olmstead, CPA, Audit Committee Member, has over 20 years experience in the financial and accounting fields, including serving as a Senior Management Consultant with Touche Ross & Co. (currently Deloitte & Touche) for nine years. Ms. Olmstead's expertise is in strategic business planning, financial systems design and implementation and tax preparation and planning. Her involvement with numerous Fortune 500 companies such as Ford Motor Co., Mobil Oil and Coors resulted in cost savings measures and increases in profitability through the implementation of improved financial and communication systems. Ms. Olmstead has focused on improving corporate efficiency and effectiveness through a variety of means including: acting as CFO, implementing new procedures, creating reorganization plans, forecasting and planning for future growth. Some of her additional strengths are in asset management, systems integration, budgeting and cost control. Ms. Olmstead graduated Magna cum Laude from the University of Tennessee with a B.S. in Accounting and a Minor in Statistics. She is currently a member of the Colorado Society of CPAs and the Association of Professional Consultants.

Eric Schmitz, CPA, Audit Committee Member, has seen several sides of the healthcare industry while working for Anthem Blue Cross and Blue Shield. Mr. Schmitz has successfully moved through varying positions of increased responsibility. During the course of his career at Anthem, he has audited hospitals for financial compliance, developed software now utilized by numerous Blue Cross Blue Shield plans nationwide and held the highest financial position of a downstreamed subsidiary. Mr. Schmitz earned his B.S. in Business Administration and Accounting at the University of Evansville.

Item 10. EXECUTIVE COMPENSATION

None of our executive officers or directors currently has a compensation package. We have not entered into any written employment agreements with our executive officers as of the date of this filing. All members of management have elected to postpone negotiations with us regarding salaries, until such time as our revenue is adequate to pay salaries without causing financial damage to our plan for business development. When it becomes necessary, more detailed written employment contracts may be entered into between our key personnel and the Company.

Our Board of Directors has not adopted any Stock Incentive Plans as of the date of this filing. We are considering formulating such a plan in the future to encourage our Directors, executive officers and employees to bring in better operation results and to maximize the value of our common stock. Stock options may be granted to eligible participations in the form of Incentive Stock Options
(ISOs) under the Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or options which do not qualify as ISOs (non-Qualify Stock Options or "NQSOs").

Summary Compensation Table
                                                                 Annual         Other            Total
           Name and Principal Position                Year       Salary      Compensation     Compensation
----------------------------------------------------------------------------------------------------------
Sue Perrault                                          2000         $0             $0               $0
President                                             1999         $0       Stock $30,000       $30,000
D. Kirk LaPoure                                       2000         $0       Stock $10,000       $10,000
Chief Financial Officer                               1999         $0        Stock $5,000        $5,000
Frank R. Maresca, Jr.                                 2000         $0        Stock $5,000        $5,000
Vice President of Strategic Acquisitions              1999         $0             $0               $0
Helen Chen                                            2000         $0             $0               $0
Vice President of Research                            1999         $0        Stock $5,000        $5,000
Lan Xie                                               2000         $0             $0               $0
Vice President of Index Development                   1999         $0        Stock $5,000        $5,000
William A. Grazier III                                2000         $0             $0               $0
Vice President of Information Technology              1999         $0            n/a              n/a
Melvyn Bloomberg                                      2000         $0             $0               $0
Vice President of Business Development Europe         1999         $0            n/a              n/a
Eric Schmitz                                          2000         $0             $0               $0
Audit Committee Member                                1999         $0            n/a              n/a
Jane Olmstead                                         2000         $0             $0               $0
Audit Committee Member                                1999         $0            n/a              n/a

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners
The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by each person known by us to own beneficially 5% or more of the Common Stock:

                                                                                Name and Address of
    Name and Address                    Number of       Title of     Percent    Beneficial Owner
    of Beneficial Owner                   Shares          Class      of Class   Controlling Shareholders
    -------------------                   ------          -----      --------   -------------------------
    BulletProof Business Plans,         2,891,969         Common       39.53%   Lorenzo Carver, CPA
    Inc.  1600 Broadway, Suite 2400                                             550 E. 12th Ave. #810 Denver,
    Denver, CO  80202                                                           CO  80203
                                                                                (49%)
                                                                                Sandra Carver
                                                                                7680-D  Santa Barbara Drive
                                                                                Indianapolis, IN  46268  (15%)
                                                                                Lester and Vanessa Carver
                                                                                1621 W. 76th Place
                                                                                Indianapolis, IN  46260
                                                                                (12%)
                                                                                Sandra and Todd Welch
                                                                                6547 Scenic Court
                                                                                Indianapolis, IN  46260
                                                                                (12%)

    Sue Perrault                        1,500,000         Common       20.50%   N/A
    2261 Blake 2G
    Denver, CO  80205

    D. Kirk LaPoure                       750,000         Common       10.25%   N/A
    30296 Stagecoach Lane Evergreen,
    CO  80439
    GOTO-MD, Inc.                         700,000         Common        9.57%   Schiffer, LLC
    100 N. Winchester, Suite 275                                                275 Saratoga Ave., Ste. 152
    Santa Clara, CA  95050                                                      Santa Clara, CA  95050
                                                                                (78%)
                                                                                Dstage.com, Inc.
                                                                                1600 Broadway, Suite 2400
                                                                                Denver, CO  80202   (10%)
                                                                                Linda Lowery
                                                                                624 Charmain Drive, Campbell,
                                                                                CA  95008
                                                                                (6%)
    Total  5% Shareholders              5,841,969         Common       79.85%
    as a Group

Note (1) The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. Note (2) All shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(b) Securities Ownership of Management
                                            Number of    Title of        Percent
     Name                                     Shares       Class        of Class
     ----                                     ------       -----        --------
     Sue Perrault                           1,500,000     Common         20.50%
     D. Kirk LaPoure                          750,000     Common         10.25%
     Frank R. Maresca, Jr.                    253,441     Common          3.46%
     Helen Chen                               250,000     Common          3.42%
     Lan Xie                                  250,000     Common          3.42%
     Stacie Perrault                          100,000     Common          1.37%
     Melvyn Bloomberg                          20,000     Common          0.27%
     William A. Grazier III                    20,000     Common          0.27%
     Eric Schmitz                               2,000     Common          0.03%
     Jane Olmstead                              2,000     Common          0.03%
     ---------------------------------------------------------------------------
     Officers & Directors as a Group        3,147,441                    43.02%

Note (1) The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.
Note (2) No officer, director or security holder listed above owns any warrants, options or rights.
Note (3) All shares are held beneficially and of record and each record shareholder has sole voting and investment power.
Note (4) The address at which each Executive Officer and Director can be reached is the Company's headquarters, located at 1600 Broadway, Suite 2400, Denver, CO 80202.

(c) Involvement in Certain Legal Proceedings
None of our management is involved in any type of legal proceedings.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BulletProof Business Plans, Inc., our largest shareholder, has had, and continues to have, certain transactions with us as described herein.

During the fiscal year ended December 21, 2000, the Company issued 45,000 shares of common stock valued at $45,000 to BulletProof Business Plans, Inc. as consideration of professional consulting services to be performed in the future. As of December 31, 2000, $20,000 of this amount had been expensed.

During the fiscal year ended December 31, 2000, the Company issued 1,015,000 shares of common stock to BulletProof Business Plans, Inc. as consideration for the payment of notes payable in the amount of $35,000. As of December 31, 2000, there was $4,680 due to BulletProof Business Plans.

As of December 31, 2000, BulletProof Business Plans, Inc. owned 2,891,969 shares, or 39.53%, of our outstanding common stock. Our President, Sue Perrault, owns 4% of BulletProof Business Plans, Inc. and performs consulting services for them in the areas of sales and marketing. Vice President Helen Chen has performed research on a consulting basis for BulletProof Business Plans, Inc. in the past and owns 1% of their company. Our Communications Manager, Stacie Perrault, is the daughter of our President, Sue Perrault, and also previously served as part of the BulletProof Business Plans, Inc. management team on a consulting basis. Our Secretary/Treasurer and CFO, Kirk LaPoure, also serves as the CFO for BulletProof Business Plans, Inc. on a consulting basis.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Index to Exhibits

Exhibit Number        Description
-------------------   ----------------------------------------------------------
2.                    Charter and Bylaws
2.1                   Articles of Incorporation of Dstage.com, Inc.

2.2                   By-Laws of Dstage.com, Inc.

3.                    Instruments Defining the Rights of Security Holders
3.1                   See Exhibit 2.1 "Articles of Incorporation

5.                    Voting Trust Agreement
5.1                   None

6.                    Material Contracts
6.1                   Office Lease Agreement


(b) Reports on Form 8-K

Dstage.com, Inc. did not file any reports on Form 8-K during the fiscal year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dstage.com, Inc.
                             Dated: March 23, 2001   By: /s/ Sue Perrault
                                                         -----------------------
                                                         Sue Perrault, President


                             Dated: March 23, 2001   By:  /s/ D. Kirk LaPoure
                                                         -----------------------
                                                         D. Kirk LaPoure, CFO