Form 10QSB
period 2001-03-31
DSTAGE COM INC
filed 2001-05-14
CIK 1115818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's common stock as of March 31, 2001:
7,478,726 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

PART 1: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS












                             Financial Statements of
                                Dstage.com, Inc.
                          (A Development Stage Company)
                 For the three month period ended March 31, 2001


Dstage.com, Inc.
(A Development Stage Company)
Balance Sheets


                             Assets                                 March 31,       December 31,
                                                                      2001              2000
                                                                  ------------      ------------
                                                                   (Unaudited)        (Audited)
CURRENT ASSETS
Cash                                                              $       616       $     1,627
Prepaid services (Note 2)                                             137,000           132,000
Prepaid and deposits                                                    1,134             1,134
                                                                  ------------      ------------

        Total current assets                                          138,750           134,761


Computer equipment and software, net of depreciation                    3,079             3,282
Office furniture and equipment, net of depreciation                     3,265             3,395
Investments in other companies, less impairment
        of $709,908 for 2000                                              200               200
Prepaid services (Note 2)                                              75,000            33,000
                                                                  ------------      ------------

        Total assets                                              $   188,294       $   174,638
                                                                  ============      ============

        Liabilities and Stockholders' Equity

CURRENT LIABILITIES
Accounts payable and accrued expenses                             $     8,848       $     3,007
Note payable - stockholder (Note 4)                                    17,709             4,680
                                                                  ------------      ------------

        Total current liabilities                                      26,557             7,687

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares authorized;
issued and outstanding 7,478,726 at March 31, 2001 and                  7,479             7,316
7,316,034 at December 31, 2000
Additional paid-in capital                                          1,414,738         1,247,840
(Deficit) accumulated during development stage                     (1,052,716)       (1,021,125)
Deferred Compensation (Note 6)                                       (207,764)          (67,080)
                                                                  ------------      ------------

        Total stockholders' equity                                    161,737           166,951
                                                                  ------------      ------------

        Total liabilities and stockholders' equity                $   188,294       $   174,638
                                                                  ============      ============

See acccompanying summary of accounting policies and notes to financial statements


Dstage.com, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)


                                               Cumulative
                                                 During           Three Months Ended March 31,
                                               Development       ------------------------------
                                                  Stage               2001             2000
                                               ------------      ------------      ------------
Revenue:
      Professional services                    $       108       $         -       $         -

Operating expenses:
      Cost of services                              40,000                 -                 -
      Sales and marketing                            9,153             5,000                 -
      Research and development                     131,878            13,254                 -
      General and administrative                   162,047            13,141            13,875
      Impairment of investments in other
           companies                               709,908                 -                 -
                                               ------------      ------------      ------------
Total operating expenses                         1,052,986            31,395            13,875

Income (loss) from operations                   (1,052,878)          (31,395)          (13,875)

Interest income (expense), net                         162              (196)               75
                                               ------------      ------------      ------------

Net income (loss)                              $(1,052,716)      $   (31,591)      $   (13,801)
                                               ============      ============      ============

Net income (loss) per share:
      Basic and diluted                        $     (0.15)      $     (0.00)      $     (0.00)
                                               ============      ============      ============

Weighted average shares used in computing
net income (loss) per share
      Basic and diluted                          7,233,414         7,408,222         6,184,569
                                               ============      ============      ============

See acccompanying summary of accounting policies and notes to financial statements



Dstage.com, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)


                                                                   Cumulative
                                                                     During           Three Months Ended March 31,
                                                                   Development       ------------------------------
                                                                      Stage              2001              2000
                                                                   ------------      ------------      ------------
Cash flows from operating activities:
     Net (loss)                                                    $(1,052,716)      $   (31,591)      $   (13,801)

     Adjustments to reconcile net (loss)
            to cash provided (used) by operating
            activities:
         Depreciation                                                    1,356               333               226
         Issuance of common stock for services                         179,617                 -            10,000
         Issuance of common stock for expense reimbursement             16,434             5,617                 -
         Impairment of investments in other companies                  709,908                 -                 -
         Revenue paid in common stock                                     (108)                -                 -
         Prepaid services expensed                                      30,000                 -                 -
         Amortization of deferred compensation                          27,680             5,760                 -
         Expenses paid through notes payable proceeds                   52,709            13,029            11,986
         Change in assets and liabilities:
            Increase in other current assets                               591                 -               770
            Increase in accounts payable and accrued expenses            8,848             5,841             1,259
                                                                   ------------      ------------      ------------
            Net cash (used) by operating activities                    (25,681)           (1,011)           10,440
Cash flows from investing activities:
         Acquisition of fixed assets                                    (4,538)                -            (1,402)
                                                                   ------------      ------------      ------------
            Net cash (used) by investing activities                     (4,538)                -            (1,402)

Cash flows from financing activities:
         Proceeds from issuance of common stock                         30,835                 -                 -
                                                                   ------------      ------------      ------------
            Net cash provided by financing activities                   30,835                 -                 -
                                                                   ------------      ------------      ------------

Net increase in cash                                                       616            (1,011)            9,038

Cash, beginning of period                                                    -             1,627            16,686
                                                                   ------------      ------------      ------------
Cash, end of period                                                $       616       $       616       $    25,724
                                                                   ============      ============      ============
Non-cash transactions
     Purchase of equipment by issuance of stock                    $     3,162       $         -       $         -
                                                                   ============      ============      ============
     Payment of prepaid and other assets by issuance of
         common stock                                              $     1,726       $         -       $         -
                                                                   ============      ============      ============
     Prepayment of services for common stock                       $   356,444       $   161,444       $         -
                                                                   ============      ============      ============
     Investments in other companies                                $   710,000       $         -       $         -
                                                                   ============      ============      ============
     Conversion of debt to common stock                            $    35,000       $         -        $        -
                                                                   ============      ============      ============

See acccompanying summary of accounting policies and notes to financial statements

                                Dstage.com, Inc.
                          (A Development Stage Company)
                  Notes to Financial Statements March 31, 2001


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION

Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to development stage companies.

For the period October 12, 1999 (Inception) to March 31, 2001, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital and initial business plan implementation.

>From inception to March 31, 2001, the Company had minimal revenues and has expensed costs in the amount of $1,052,986 during the development stage. The Company has nominal cash resources and has been largely dependent on the direct financial support from its largest stockholder to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors. A loss of continuing cash investment from its largest stockholder, contributed time from stockholders and directors and contributed services from key vendors in the near term would have a detrimental effect on the Company and might cause its closure. Management plans to continue to operate in the near term relying on contributed cash, time and services and without expending significant amounts of cash or incurring significant debt.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements on Form 10-KSB to the Securities and Exchange Commission filed on April 17, 2001. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2001 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.


NOTE 2 - PREPAID EXPENSES

During the first quarter of 2001, the Company entered into a contract with a "Concept Affiliate" in which the vendor agreed to provide future professional services in exchange for common stock of the Company. The services are to be provided to the Company over the next three years and include marketing, information technology and technology development. The services were negotiated at a value of $4.50 per share; however, for accounting purposes the Company has recorded the common stock at $1.00 per share. The total value of prepaid services recorded under the contract was $15,000, of which $5,000 was recorded as current assets and $10,000 as non-current assets. As the professional services are rendered, the prepaid expense will be reduced and the services will be expenses in the statement of operations.

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

NOTE 4 - NOTE PAYABLE - STOCKHOLDER

In September 2000, the Company entered into a promissory note agreement with BulletProof Business Plans, Inc. ("BulletProof"), the Company's largest stockholder under which the Company could borrow up to $5,000. Interest is at prime rate and principal and interest are due on demand. As of March 31, 2001, the Company has borrowed the full amount of the promissory note. The promissory note includes conversion provisions, allowing the creditor to convert all borrowings to common stock at a rate of $2.00 per share. As of March 31, 2001, BulletProof had not converted the note payable to common stock.

In November 2000, the Company entered into another promissory note payable agreement with BulletProof under which the Company could borrow up to $25,000. Interest is at prime rate and principal and interest are due on demand. The promissory note includes conversion provisions, allowing the holder to convert all advances to common stock at a rate of $4.50 per share. As of March 31, 2001, the Company had borrowed $12,709 under the note payable agreement.

NOTE 5 - STOCKHOLDERS' EQUITY

In January 2001, the Company issued 1,248 shares of its common stock at a negotiated price of $4.50 per share to an Executive Officer as reimbursement of expenses paid on the Company's behalf.

In February and March 2001, the Company issued 55,000 shares of common stock for future professional services to be provided to the Company. For accounting purposes, the Company recorded these transactions for common stock at $1.00 per share. See Note 2 and 6.

During the first quarter of 2001, the Company issued 104,444 shares of common stock to eleven "Concept Screeners" in exchange for future professional screening services to be provided to the Company. The services are to be provided to the Company over the next two to five years. The "Concept Screener" services were negotiated at a total value of $470,000, or $4.50 per share. However, the Company has valued the transaction at $1.00 per share for accounting purposes, which is the most recent amount for which the Company has sold shares for cash. The aggregate amount of $104,444 was recorded as deferred compensation.

The shares issued by the Company in connection with these transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

NOTE 6 - DEFERRED COMPENSATION

In March 2001, the Company entered into an agreement with an individual to serve as an audit committee member in exchange for 2,000 shares of the Company's common stock at a negotiated value of $4.50 per share. For accounting purposes the Company has recorded the common stock at $1.00 per share, or a total of $2,000. The Company will ratably expense the deferred compensation over the next twelve months as the services are rendered.

During the first quarter ended March 31, 2001, the Company entered into a contract with a "Concept Affiliate" in which the vendor agreed to provide professional services in exchange for common stock of the Company. The services are to be provided to the Company over the next five years and include strategic planning and administration. The services were negotiated at a value of $4.50 per share; however, for accounting purposes the Company has recorded the common stock at $1.00 per share. The total value of deferred compensation recorded under the contract was $40,000. The Company will expense the deferred compensation as the services are rendered.

During the first quarter ended March 31, 2001, the Company issued 104,444 shares of common stock to eleven "Concept Screeners" in exchange for future professional screening services to be provided to the Company. The services are to be provided to the Company over the next two to five years. The "Concept Screener" services were negotiated at a total value of $470,000, or $4.50 per share. However, the Company has valued the transaction at $1.00 per share for accounting purposes, which is the most recent amount for which the Company has sold shares for cash. The aggregate amount of $104,444 was recorded as deferred compensation. The Company will expense the deferred compensation as the services are rendered.

The shares that were issued by the Company for these services are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

NOTE 7 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2001, there were no significant related party transactions. During the first quarter of 2001, the Company borrowed $13,079 under the notes payable agreements. See Note 5.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

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

         We plan to accomplish this by building a substantial network of expert resources for development stage companies. We plan to provide domain expertise in each discipline critical to the success of development stage companies, including but not limited to, marketing, product development, information technology, research, law, corporate finance, and accounting. By bringing together a network of individuals, corporations, and other entities, the Company plans to bring the scale and depth needed to fundamentally change the speed and effectiveness with which concepts become marketable ventures or products. The long-term success of Dstage.com's strategy includes the establishment of a network of expert resource providers, or "Concept Affiliates". We can utilize part time employees to save money as we start to implement our model to be efficient and reserve resources. We intend to compensate parties that contribute to the development of ventures, products, and the mission of Dstage.com primarily with stock. It is also anticipated that parties involved in the creation of new ventures will be compensated with equity interests in the resulting new ventures. At all stages of a "Concept Sponsor's" growth, our internal management team will continually communicate the best practices developed by providing management mentoring, market intelligence, and operational support. We believe that synergy within our network will be achieved at all levels. As the corporate network hub, we are able to observe and encourage relationships between our affiliates. We believe that by providing our expert resources to our affiliates that will reduce the rate at which they consume capital, further slowing the immediate need for funding.

         We plan to continue to concentrate our efforts in the development of our network of professional and technology resources for development stage companies. We are also focused on developing and managing our online application that will facilitate the rapid development of ventures and products. Before a new business concept becomes a part of our business model, or before we pursue any strategic acquisition, our internal strategy teams, known to us as "Concept Screeners",must first demonstrate that the venture has the potential to become a market leader. All strategic acquisitions or new business ventures must add value to our business model. In addition to creating and acquiring businesses, we intend to pursue opportunities in other growing markets that involve real-time interactive communications. A major component of our business strategy is our online community and application that will allow individuals and organizations to rapidly develop their concepts into successful businesses or products. Concept Screeners will thoroughly review each proposed concept submitted. Our Concept Screeners are professionals in their respective disciplines, which ensures each Concept is thoroughly and properly evaluated. We hope to enlist the professional services of as many as 300 Concept Screeners by the fourth quarter of 2001. While it is important to our business model to enlist a large pool of Concept Screeners, we expect the effect of a smaller enlisted pool of Concept Screeners would result in a reduction in the number of proposals the Company could review and execute.

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


Changes in Financial Position, Liquidity and Capital Resources

Net Loss from Operations

         For the first quarter ended March 31, 2001 we incurred net losses of $31,591 compared with net losses of $13,801 for the same period ended in fiscal year 2000. We have had a net loss from operations for each period since inception. Our net operating losses are primarily due to recording a reserve of $709,908 for impairment of investments in other companies, plus the costs associated with organizing the Company, and developing our business model. Impairment of investments in other companies is recorded in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Our business model is designed to allow the majority of our expenses, namely the cost of professional services, personnel, technology, consultants, and royalties for third-party information use to be paid for with our common stock in lieu of cash. We expect that shares issued under these arrangements may be subject to restrictions of transferability, lockup provisions, and certain other restrictions. There can be no assurance that personnel, consultants, or other parties will accept stock in lieu of cash. If they do accept stock in lieu of cash, we expect our immediate operational resource needs over the next twelve months will not exceed $250,000 in cash and services. However, we can sustain operations for the next twelve months, albeit at a much slower rate, with as little as $30,000 in cash alone.

         From inception to March 31, 2001, we had incurred net losses of $1,052,716 or ($0.15) per share. Our net operating losses are due primarily to the recognition of impairment of investments in other companies, professional consulting, general and administrative expenses, organizational costs, and initial start up operations. While our contractual agreements call for our professional services to be billed at our hourly rates, we recognize non-cash compensation for our services at fair market value. Fair market value is likely to be less than contractual value.

Revenues

         For the quarter ended March 31, 2001, and 2000, we had no revenues. To date our business has not achieved material revenues, nor do we anticipate producing material amounts of revenue in the near future. Since inception, we have generated net revenues of $108. We have classified our revenues as deriving from professional services. If our planned revenue streams materialize in the future, we expect to have revenue from professional services and revenue from online services. These classifications are expected to represent the way in which we will operate our business and the way in which we will position our offerings in the marketplace. Professional services revenue is expected to occur from professional service and consulting agreements. It is anticipated that these agreements will typically involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. It is also anticipated that in most of these contracts we will accept payment in the customers' stock, in lieu of cash or in addition to cash, for some or all of the services rendered. Similarly, it is expected that an hourly rate will be used to track contract progress and determine client billings. However, when the compensation earned is in a form other than cash we will value our service revenues at the fair value of the property received. Professional services under all types of agreements except those involving contingent consideration are recognized as the services are performed.


Operating Expenses

Cost of services

         We had no cost of services for the three months ended March 31, 2001 and 2000. From inception to March 31, 2001, our cost of services were $40,000. Our cost of services are comprised principally of consulting fees billed by outside parties delivering services to our customers. Since many of these consultants are currently, and will be in the future, compensated primarily or entirely by shares of our stock or certain shares of the customer's stock, related party transactions are expected to be inherent to our operating structure and strategy. This approach will enable us to minimize overhead costs while providing both the company and the employee the maximum benefit for the services being performed.

Sales and Marketing Expenses

         Sales and marketing expenses for the three months ended March 31, 2001 were $5,000 and none for the same period in fiscal year 2000. Our sales and marketing expenses for the three months ended March 31, 2001 consists of multimedia presentation development costs. From inception to date, sales and marketing expenses were $9,153. Our efforts since inception have been focused on the development of our business model, primarily in research and development. >From inception to date, our sales and marketing expenses have not been significant. However, we anticipate that during the remainder of fiscal year 2001 our sales and marketing efforts will become a significant factor in the development of our business. Sales and marketing is comprised of advertising and marketing related expenses.


Research and Development Expenses

         Research and development expenses for the first quarter ended March 31, 2001 and 2000, were $13,254 and none, respectively. Since inception to date, we have incurred research and development expenses of $131,878. Our research and development are comprised primarily of expenses related to the development of the Company's technology infrastructure. We plan to continue to expand and improve our technology infrastructure and hope that its development during fiscal year 2001 will be an important factor in our success.


General and Administrative Expenses

         General and administrative expenses were $13,141 for the three months ended March 31, 2001, compared with $13,875 for the same period ended in fiscal year 2000. General and administrative expenses are comprised of professional services, rent, telephone and travel expenses. From inception to date, we have incurred $162,047 in general and administrative expenses.


Income Taxes

         There is no current or deferred tax expense for the period from October 12, 1999 to March 31, 2001 due to net losses from operations by the Company. As of March 31, 2001, we had operating loss carryforwards of approximately $1,052,716 (unaudited). The operating loss carryforwards expire beginning in 2019.


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

         For the three months ended March 31, 2001, we have borrowed $17,709 from our major shareholder through the issuance of two convertible notes payable to compensate the shareholder for expenses it has paid on our behalf. This note provides for us to receive advances or payment of expenses on our behalf of a total of $30,000. A significant factor to preserving our liquidity will be management and our shareholders, who will provide services for stock in lieu of cash consideration.

         To date, we have acquired $210,000 in prepaid services for our common stock. To date, we have expensed $30,000 of our prepaid professional services in the development of other companies. We plan to use our prepaid expenses for the development of our investee companies during 2001 and for certain administrative expenses. Our agreement with Sagacorp for $10,000 provides for design and devleopment multimedia services. As of March 31, 2001, we have accrued expenses of $5,000 for the design and development services under this agreement. Our remaining prepaid services total $180,000 at March 31, 2001.

         For the three months ended March 31, 2001, we acquired $104,444 in deferred compensation for "Concept Screener" services. To date, we have acquired $235,444 in deferred compensation from our "Concept Affiliates", "Concept Screeners", major stockholder, audit committee members, officers and directors. As of March 31, 2001 we have expensed $27,680 of this deferred compensation.

         We plan to continue to acquire services for stock in lieu of cash in the development of our business model. We also plan to actively acquire investments in development stage companies for stock or other consideration. Should additional capital be needed to fund future operations, we may seek to raise additional capital through public or private offerings of our common stock.


Net Cash From Operating, Investing and Financing Activities

         For the three months ended March 31, 2001 we incurred a net loss of $31,591 compared with a net loss of $13,801 for the same period in fiscal 2000. Our operations for the first quarter ended March 31, 2001, have consumed cash of $1,011 compared with net cash provided by operations of $10,440 for the same period ended in fiscal 2000. The majority of our operating expenses have been paid through notes payable proceeds from our major stockholder.

         Since inception, we have incurred a net loss of $1,052,716 and consumed $25,681 in cash from our operating activities. Since inception, we have spent $4,538 to acquire computer hardware, software, and office furniture. We have received $30,835 from the issuance of common stock. We have borrowed $52,709 in proceeds from issuance of notes payable to our major stockholder as it has paid expenses on our behalf. Of the amount borrowed, $35,000 was converted to 1,015,000 shares of common stock. These transactions resulted in a decrease of net cash of $25,681. As of March 31, 2001, our cash position was $616.

         Since inception, operating activities have consumed cash of $25,681. In addition, we have had services provided to us by our management team for which the consideration was stock in lieu of cash. Therefore, our consumption of cash has been primarily directed to third party out-of-pocket costs, including consulting, rent, telephone, legal and audit fees. Since inception, we have received $30,835 in proceeds from the issuance of common stock and have borrowed $52,709 through issuance of convertible notes payable to our major stockholder as it has paid expenses on our behalf. Our cumulative net loss to date is $1,052,716 the majority of which is a result of impairments of long-term assets. The majority of our expenses have been paid for by the issuance of common stock, greatly reducing our cash dependence.

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

Affiliate companies accounted for under the cost method of accounting at March 31, 2001 included:
                                                     Voting Ownership
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

         Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of March 31, 2001 had an accumulated deficit of $1,052,716.

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

         There may be conflicts of interest within our network. Our network of "Concept Sponsors", "Concept Affiliates", officers and directors may face potential conflicts of interest with each other and with Dstage.com shareholders. Some of our executive officers and directors also serve as officers or directors of other companies.

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

PART 2: OTHER INFORMATION
-------------------------

         ITEM     1 LEGAL PROCEEDINGS
                  None

         ITEM     2 CHANGE IN SECURITIES
                  None

         ITEM     3 DEFAULTS UPON SENIOR SECURITIES
                  None

         ITEM     4 SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS
                  None

         ITEM     5 OTHER INFORMATION
                  None

         ITEM     6 EXHIBITS AND REPORTS ON FORM 8-K
                  None









                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Dstage.com, Inc.



                           Dated: May 14, 2001           By: /s/ Sue Perrault
                                                         -----------------------
                                                         Sue Perrault, President


                           Dated: May 14, 2001           By: /s/ D. Kirk LaPoure
                                                         -----------------------
                                                         D. Kirk LaPoure,
                                                         Chief Financial Officer