Form 10QSB
period 2001-06-30
DSTAGE COM INC
filed 2001-08-20
CIK 1115818

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.  C.  20549

                                   FORM  10  QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required To be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The  number  of  shares  of  the  registrant's common stock as of June 30, 2001:
8,616,685  shares.

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [ ]  No [X]

PART  1:  FINANCIAL  INFORMATION
--------------------------------





ITEM  1:  FINANCIAL  STATEMENTS
-------------------------------

                             Financial Statements of
                                Dstage.com, Inc.
                          (A Development Stage Company)
             For the three and six month periods ended June 30, 2001



Dstage.com,  Inc.
(A  Development  Stage  Company)
Balance  Sheets

                        Assets                                   June 30,     December 31,
                                                                   2001          2000
                                                               (Unaudited)    (Audited)
                                                               ------------  ------------
CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    38,107   $     1,627
Prepaid services (Note 2) . . . . . . . . . . . . . . . . . .      108,935       132,000
Prepaid and deposits. . . . . . . . . . . . . . . . . . . . .        4,536         1,134

  Total current assets. . . . . . . . . . . . . . . . . . . .      151,578       134,761

Computer equipment and software, net of depreciation. . . . .        4,245         3,282
Office furniture and equipment, net of depreciation . . . . .        3,813         3,395
Prepaid services (Note 2) . . . . . . . . . . . . . . . . . .      133,115        33,000
Investments in other companies, less impairment
  of $709,908 for 2000. . . . . . . . . . . . . . . . . . . .          200           200
Deferred offering costs (Note 3). . . . . . . . . . . . . . .       50,000             -
Property & equipment lease  (Note 4). . . . . . . . . . . . .    1,150,000             -

  Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $ 1,492,951   $   174,638

  Liabilities and Stockholders' Equity

CURRENT LIABILITIES
Accounts payable and accrued liabilities. . . . . . . . . . .  $    44,315   $     3,007
Due to stockholders (Note 5). . . . . . . . . . . . . . . . .       11,035             -
Note payable - stockholder (Note 6) . . . . . . . . . . . . .       30,000         4,680

  Total current liabilities . . . . . . . . . . . . . . . . .       85,350         7,687

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares authorized;
  issued and outstanding 8,616,685 at June 30, 2001 and . . .        8,617         7,316
  7,316,034 at December 31, 2000
Additional paid-in capital. . . . . . . . . . . . . . . . . .    2,722,254     1,247,840
(Deficit) accumulated during development stage. . . . . . . .   (1,121,746)   (1,021,125)
Deferred Compensation (Note 8). . . . . . . . . . . . . . . .     (201,524)      (67,080)

  Total stockholders' equity. . . . . . . . . . . . . . . . .    1,407,601       166,951

  Total liabilities and stockholders' equity. . . . . . . . .  $ 1,492,951   $   174,638

See accompanying summary of accounting policies and notes to financial statements

                                Dstage.com, Inc.
                          (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)



                                          Cumulative
                                           During                                             Six Months
                                        Development        Three Months ended June 30,      ended June 30,
                                           Stage         2001          2000         2001         2000
-------------------------------------------------------------------------------------------------------
Revenue:
  Professional services . . . . . . .  $    45,108   $   45,000   $        -   $   45,000   $        -

Operating expenses:
  Cost of services. . . . . . . . . .       45,000        5,000            -        5,000            -
  Sales and marketing . . . . . . . .       27,014       17,861            -       22,861            -
  Research and development. . . . . .      151,195       19,317          370       32,571          370
  General and administrative. . . . .      233,311       72,264       48,698       84,405       62,572
  Impairment of investments in other
  companies . . . . . . . . . . . . .      709,908            -            -            -            -
Total operating expenses. . . . . . .    1,166,428      114,442       49,068      144,837       62,942

(loss) from operations. . . . . . . .   (1,121,320)     (69,442)     (49,068)     (99,837)     (62,942)

Interest income (expense), net. . . .         (426)        (587)          95         (783)         169

Net (loss). . . . . . . . . . . . . .  $(1,121,746)  $  (70,029)  $  (48,973)  $ (100,620)  $  (62,773)

Net (loss) per share:
  Basic and diluted . . . . . . . . .  $     (0.16)  $    (0.01)  $    (0.01)  $    (0.01)  $    (0.01)

Weighted average shares used in
computing net (loss) per share
  Basic and diluted . . . . . . . . .    6,819,982    7,847,824    6,190,420    7,628,023    6,196,271


See accompanying summary of accounting policies and notes to financial statements

                                Dstage.com, Inc.
                          (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)


                                                                   Cumulative
                                                                     During
                                                                   Development    Six Months ended June 30
                                                                      Stage         2001         2000
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,121,746)  $ (100,620)  $(62,773)

  Adjustments to reconcile net (loss)
      to cash provided (used) by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . .        1,792          769        460
    Issuance of common stock for services. . . . . . . . . . . .      179,617            -     15,000
    Issuance of common stock for expense reimbursement . . . . .       16,434        5,617      7,159
    Issuance of common stock for technology. . . . . . . . . . .       19,167       19,167          -
    Impairment of investments in other companies . . . . . . . .      709,908            -          -
    Revenue paid in common stock . . . . . . . . . . . . . . . .         (108)           -          -
    Prepaid services expensed. . . . . . . . . . . . . . . . . .       40,000       10,000          -
    Amortization of deferred compensation. . . . . . . . . . . .       33,920       12,000          -
    Expenses paid through notes payable proceeds . . . . . . . .       65,000       25,320          -
    Change in assets and liabilities:
      Increase in other current assets . . . . . . . . . . . . .       14,625       14,034        (55)
      Increase in accounts payable and accrued liabilities . . .       55,352       52,344     15,077
      Net cash provided (used) by operating activities . . . . .       13,961       38,631    (25,132)
Cash flows from investing activities:
    Acquisition of fixed assets. . . . . . . . . . . . . . . . .       (6,689)      (2,151)    (1,799)
      Net cash (used) by investing activities. . . . . . . . . .       (6,689)      (2,151)    (1,799)
Cash flows from financing activities:
    Proceeds from issuance of common stock . . . . . . . . . . .       30,835            -     16,000
      Net cash provided by financing activities. . . . . . . . .       30,835            -     16,000
Net increase (decrease) in cash. . . . . . . . . . . . . . . . .       38,107       36,480    (10,931)
Cash, beginning of period. . . . . . . . . . . . . . . . . . . .            -        1,627     16,686
Cash, end of period. . . . . . . . . . . . . . . . . . . . . . .  $    38,107   $   38,107   $  5,755
Non-cash transactions
  Purchase of property lease and equipment by issuance of stock.  $ 1,153,162   $1,150,000   $      -
  Payment of prepaid and other assets by issuance of
    common stock . . . . . . . . . . . . . . . . . . . . . . . .  $     1,726   $        -   $      -
  Prepayment of services for common stock. . . . . . . . . . . .  $   495,930   $  300,930   $ 75,000
  Investments in other companies . . . . . . . . . . . . . . . .  $   710,000   $        -   $      -
                                                                  ============  ===========  =========
  Conversion of debt to common stock . . . . . . . . . . . . . .  $    35,000   $        -   $      -

  See accompanying summary of accounting policies and notes to financial statements

                                Dstage.com, Inc.
                          (A Development Stage Company)
                   Notes to Financial Statements June 30, 2001


NOTE  1  -  NATURE  OF  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE  OF  BUSINESS  AND  ORGANIZATION

Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to development stage companies.

For the period October 12, 1999 (Inception) to June 30, 2001, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital and initial business plan implementation.

From inception to June 30, 2001, the Company has revenues of $45,018 and has expensed costs in the amount of $1,166,428 during the development stage. The Company has nominal cash resources and has been largely dependent on the direct financial support from its largest stockholder to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors. A loss of continuing cash investment from its largest stockholder, contributed time from stockholders and directors and contributed services from key vendors in the near term would have a detrimental effect on the Company and might cause its closure. Management plans to continue to operate in the near term relying on contributed cash, time and services and without expending significant amounts of cash or incurring significant debt.

BASIS  OF  PRESENTATION

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements on Form 10-KSB to the Securities and Exchange Commission filed on April 17, 2001. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2001 and the results of operations for the three-month and six-month periods then ended have been made. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.


NOTE  2  -  PREPAID  EXPENSES

During the second quarter of 2001, the Company entered into various contracts with "Concept Affiliates" in which the vendors agreed to provide future professional services in exchange for common stock of the Company. The services are to be provided to the Company over the next one to three years and include marketing, advertising, strategic planning, research and development, finance, administration, design, information technology and technology development. The professional services were negotiated at a value of $6.00 per share; however, for accounting purposes the Company has recorded the common stock at $1.15 per share. The total value of prepaid services recorded under these contracts was $139,486; of which $49,371 was recorded as current assets and $90,115 as non-current assets. As the professional services are rendered, the prepaid expense will be reduced and the services will be expensed in the statement of operations.

The shares that were issued by the Company for these services are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.


NOTE  3  -  DEFERRED  OFFERING  COSTS

In June 2001, the Company recorded deferred offering costs of $50,000 for preparation of the Company's planned private placement offerings and a planned public offering.


NOTE  4  -  PROPERTY  AND  EQUIPMENT  LEASE

In June 2001, the Company entered into a 49-year lease agreement with Bentley House Furniture Company for an idle manufacturing facility built in 1998 and located in Davao City, Philippines. The Company paid a one-time payment of 1,000,000 common shares in lieu of $6,000,000 in cash for the full lease payment of the property. The Company has the option to purchase the facility during the lease term for $100,000 should Philippine law permit a transfer of title to a U.S. Corporation. The lessor will bear all legal, tax and similar costs related to the transaction. The lease agreement was negotiated at a value of $6.00 per share; however, for accounting purposes the Company has recorded the common stock at $1.15 per share. The Company acknowledges that, as with any investment, there are risks involved in the investment of property and equipment lease. See "Factors That May Affect Future Results".


NOTE  5  -  DUE  TO  STOCKHOLDER

During the quarter ending June 30, 2001, the Company's major shareholder, BulletProof Business Plans, paid $11,035 of expenses on the Company's behalf. The advances are short-term obligations, due on demand and are non-interest bearing.


NOTE  6  -  NOTE  PAYABLE  -  STOCKHOLDER

In September 2000, the Company entered into a promissory note agreement with BulletProof Business Plans, Inc. ("BulletProof"), the Company's largest stockholder under which the Company could borrow up to $5,000. Interest is at prime rate and principal and interest are due on demand. As of June 30, 2001, the Company had borrowed the full amount of the promissory note. The promissory note includes conversion provisions, allowing the creditor to convert all borrowings to common stock at a rate of $2.00 per share. As of June 30, 2001, BulletProof had not converted the note payable to common stock.

In November 2000, the Company entered into another promissory note payable agreement with BulletProof under which the Company could borrow up to $25,000. Interest is at prime rate and principal and interest are due on demand. The promissory note includes conversion provisions, allowing the holder to convert all advances to common stock at a rate of $4.50 per share. As of June 30, 2001, the Company had borrowed $25,000 under the note payable agreement and BulletProof had not converted the note payable to common stock.


NOTE  7  -  STOCKHOLDERS'  EQUITY

During the second quarter of 2001, the Company issued 121,292 shares of its common stock to four "Concept Affiliates" for future professional services to be provided to the Company. The professional services were negotiated at a total value of $727,750, or $6.00 per share. See Note 2. For accounting purposes, the Company recorded the transaction for common stock at $1.15 per share. The shares issued by the Company in connection with these transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

During the second quarter, the Company issued 1,000,000 common shares for a one-time lease payment of a manufacturing facility lease agreement in lieu of $6,000,000 in cash. See Note 4. For accounting purposes, the Company recorded the transaction for common stock at $1.15 per share. The shares issued by the Company in connection with this transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability.

The Company issued 16,667 shares of its common shares in lieu of $100,000 cash to acquire a software license for e-commerce technology. See Note 9. For accounting purposes, the Company recorded the transaction for common stock at $1.15 per share. The shares issued by the Company in connection with these transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.


NOTE  8  -  DEFERRED  COMPENSATION

During the second quarter ended June 30, 2001, the Company has expensed $6,240 for professional services performed by the Company's Audit Committee members.


NOTE  9  -  RELATED  PARTY  TRANSACTIONS

During the second quarter ended June 30, 2001, the Company borrowed $12,291 under the note payable agreement with the Company's major shareholder. See Note
7. During the period ending June 30, 2001, the Company's major shareholder, BulletProof Business Plans, paid $11,035 of expenses on the Company's behalf. The advances are short-term, due on demand and are non-interest bearing. See
Note  6

During the second quarter ended June 30, 2001, the Company entered into a "Concept Affiliate" agreement with 2animate.com to provide professional services. The Company issued 16,875 shares of its common stock in lieu of $101,250 cash for prepaid professional service. The professional services were negotiated at a value of $6.00 per share; however, for accounting purposes the Company has recorded the common stock at $1.15 per share. Gilbert Serrano is the majority owner of 2Animate.com.

On July 2, 2001, Gilbert Serrano was elected Vice President of Corporate Image Development of the Company. See Note 11. During June 2001, the Company issued 16,667 shares of its common stock in lieu of $100,000 cash to acquire a software license for e-commerce software from Netoy, Inc. See Note 7. Gilbert Serrano is the majority shareholder of Netoy, Inc.


NOTE  10  -  SUBSEQUENT  EVENTS  (UNAUDITED)

On July 2, 2001, Board of Directors approved Gilbert Serrano to the Executive post of Vice President of Corporate Image Development. The Company approved the issuance of 15,000 shares of its common stock in lieu of $90,000 cash for services to be rendered to the Company.


On August 16, 2001, the Board of Director appointed Donald J. Marinari as Chairman of the Board of Directors effective July 31, 2001. The position of Chief Executive Officer will remain unfilled while the Company searches for a qualified candidate.


ITEM  2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

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

     We believe that the professional assistance we plan to offer our affiliates can enable them to establish their brands and attract customers more quickly than many stand-alone competitors. We will provide guidance in marketing, advertising, and product positioning through commitments of our internal management and "Concept Affiliates". We plan to organize a marketing staff of committed "Concept Affiliates" with sales and marketing expertise to develop a dynamic marketing program for our affiliates. Resources incorporated in the marketing program by each marketing staff include; market related information, market research, advertising services, public relations functions, and logo design and related branding services.


Changes  in  Financial  Position,  Liquidity  and  Capital  Resources

Net  Loss  from  Operations

For the second quarter ended June 30, 2001 we incurred net losses of $70,029 compared with net losses of $48,973 for the same period ended in fiscal year 2000. We have had a net loss from operations for each period since inception. Our net operating losses to date are primarily due to recording a reserve of $709,908 for impairment of investments in other companies, plus the costs associated with organizing the Company, and developing our business model. Impairment of investments in other companies is recorded in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Our business model is designed to allow the majority of our expenses, namely the cost of professional services, personnel, technology, consultants, and royalties for third-party information use to be paid for with our common stock in lieu of cash. We expect that shares issued under these arrangements may be subject to restrictions of transferability, lockup provisions, and certain other restrictions. There can be no assurance that personnel, consultants, or other parties will accept stock in lieu of cash.

     From inception to June 30, 2001, we had incurred net losses of $1,121,746 or ($0.16) per share. Our net operating losses are due primarily to the recognition of impairment of investments in other companies, professional consulting, general and administrative expenses, organizational costs, and initial start up operations. While our contractual agreements call for our professional services to be billed at our hourly rates, we recognize non-cash compensation for our services at fair market value. Fair market value is likely to be less than contractual value.

Revenues

For the quarter ended June 30, 2001, and 2000, we had revenue of $45,000 and none, respectively. To date our business has not achieved substantial revenues, nor do we anticipate producing substantial amounts of revenue in the near future. Since inception, we have generated net revenues of $45,108. To date our revenue has been derived from professional services. If our planned revenue streams materialize in the future, we expect to have revenue from professional services and online services. These classifications are expected to represent the way in which we will operate our business and the way in which we will position our offerings in the marketplace. Professional services revenue is expected to occur from professional service and consulting agreements. It is anticipated that these agreements will typically involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. It is also anticipated that in most of these contracts we will accept payment in the customers' stock, in lieu of cash or in addition to cash, for some or all of the services rendered. Similarly, it is expected that an hourly rate will be used to track contract progress and determine client billings. However, when the compensation earned is in a form other than cash we will value our service revenues at the fair value of the property received. Professional services under all types of agreements except those involving contingent consideration are recognized as the services are performed.


Operating  Expenses

Cost  of  services

Cost of services of $5,000 for the three months ended June 30, 2001 and 2000 were $5,000 and none respectively. Cost of services for the six months ended June 30, 2001, and 2000 were $5,000 and none respectively. From inception to June 30, 2001, our cost of services was $45,000. Our cost of services are comprised principally of consulting fees billed by outside parties delivering services to our customers. Since many of these consultants are currently, and will be in the future, compensated primarily or entirely by shares of our stock or certain shares of the customer's stock, related party transactions are expected to be inherent to our operating structure and strategy. This approach will enable us to minimize overhead costs while providing both the company and the employee the maximum benefit for the services being performed.


Sales  and  Marketing  Expenses

Sales and marketing expenses for the three months ended June 30, 2001 were $17,861 and none for the same period in fiscal year 2000. Our sales and marketing expenses for the three months ended June 30, 2001 consisted of advertising, promotional supplies and multimedia presentation development costs. From inception to date, sales and marketing expenses were $27,014. Our efforts since inception have been focused on the development of our business model, primarily in research and development. Sales and marketing is comprised of advertising and marketing related expenses.


Research  and  Development  Expenses

Research and development expenses for the second quarter ended June 30, 2001 and 2000, were $19,317 and $370, respectively. Since inception to date, we have incurred research and development expenses of $151,195. Our research and development are comprised primarily of expenses related to the development of the Company's technology infrastructure. We plan to continue to expand and improve our technology infrastructure and hope that its development during fiscal year 2001 will be an important factor in our success.


General  and  Administrative  Expenses

General and administrative expenses were $77,264 for the three months ended June 30, 2001, compared with $48,698 for the same period ended in fiscal year 2000. General and administrative expenses are comprised of professional services, rent, telephone and travel expenses. From inception to date, we have incurred $238,311 in general and administrative expenses.

Income  Taxes

         There is no current or deferred tax expense for the period from October 12, 1999 to June 30, 2001 due to net losses from operations by the Company. As of June 30, 2001, we had operating loss carryforwards of approximately $1,121,746
(unaudited).  The  operating  loss  carryforwards  expire  beginning  in  2019.


Liquidity  and  Capital  Resources

     Since inception, the Company has financed its operating and capital expenditure requirements principally through our revenues, initial capitalization, private equity sales and issuance of convertible notes payable to our major stockholder. In order to preserve cash, our ability to acquire services for stock will continue to be an important factor in the success of our business model. In the future, we plan to generate cash from revenues generated through our business offerings in the normal course of business and the issuance of convertible notes payable to our major stockholder.

     Since inception, we have been dependent on our management and stockholders providing services for stock in lieu of cash. In order for our business model to be successful, this trend will have to continue. We plan to build a cash reserve that will be available in the event additional cash is needed in the future. However, our business model is designed to be functional with minimum cash requirements.

     For the six months ended June 30, 2001, our operating activities provided net cash flows of $38,631 and our cash balance was $38,107. During the second quarter ended, we borrowed $12,291 from our major stockholder through the issuance of convertible notes payable to compensate the stockholder for expenses it has paid on our behalf. The notes provide for us to receive advances or payment of expenses on our behalf of a total of $30,000. As of June 30, 2001, we have borrowed $30,000 through the issuance of two notes payable to our major stockholder. As of June 30, 2001, BulletProof had not converted the notes payable. Our major stockholder, BulletProof Business Plans, paid expenses on behalf of the Company in the amount of $11,035. The advances, due to stockholders, are short-term obligations, due on demand and are non-interest bearing. A significant factor to preserving our liquidity will be management and our stockholders, who will provide services for stock in lieu of cash consideration.

     To date, we have paid in stock $495,930 for services. For the three months ended June 30, 2001, we recorded $139,486 in prepaid services to be provided by our "Concept Affiliates". Our "Concept Affiliates" have agreed to provide services in various domains including information technology, strategic planning, design, consulting and document preparation services. To date, we have expensed $40,000 of our prepaid professional services in the design and development of our marketing materials and the development of other companies. For the second quarter ended June 30, 2001, we have recorded $50,000 in deferred offering costs for the preparation of our private placements and other planned stock offerings. We plan to use our prepaid expenses for the further development of our business model, investee companies and certain administrative expenses during the 2001 and 2002. Our remaining prepaid services total $242,050 at June 30, 2001.

To date, we have recorded $1,153,162 in property lease and equipment that was acquired through an exchange of our common stock. During June 2001, we entered into a 49-year lease agreement for an idle manufacturing facility located in Davao City, Philippines. We issued 1,000,000 common share of our stock in lieu of $6,000,0000 in cash for full payment of the leased property. For accounting purposes, the Company recorded the transaction for common stock at $1,150,000. We have not utilized the property as of June 30, 2001. We plan to continue our investigation of encumbrances, liens or other potential issues concerning the title of the lease property. The Company will need to have a business appraisal performed by a qualified United States appraiser within 120 days. In the event an encumbrance to the property is discovered, or if we were unable to acquire an appraisal, we would recognize any potential losses by recording an impairment to the investment, which could substantially affect our results of operations.

     Our remaining prepaid services total $242,050 at June 30, 2001. To date, we have acquired $235,444 in deferred compensation from our "Concept Affiliates", "Concept Screeners", major stockholder, audit committee members, officers and directors. As of June 30, 2001 we have expensed $33,920 of this deferred compensation.

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

Net  Cash  From  Operating,  Investing  and  Financing  Activities

For the six months ended June 30, 2001 we incurred a net loss of $100,620 compared with a net loss of $48,973 for the same period in fiscal 2000. Our operations for the six months ended June 30, 2001, have provided cash of $38,631 compared with net cash used by operations of $25,132 for the same period ended in fiscal 2000. The majority of our operating expenses have been paid through our revenues and notes payable proceeds from our major stockholder.

     Since inception, we have incurred a net loss of $1,121,746 and generated $13,961 in cash from our operating activities. Since inception, we have spent $6,689 to acquire computer hardware, software, and office furniture. We have received $30,835 from the issuance of common stock. We have borrowed $65,000 in proceeds from issuance of notes payable to our major stockholder as it has paid expenses on our behalf. Of the amount borrowed, $35,000 was converted to 1,015,000 shares of common stock. These transactions resulted in an increase of net cash of $38,107. As of June 30, 2001, our cash position was $38,107.

     Since inception, operating activities have generated cash of $13,961. In addition, we have had services provided to us by our management team for which the consideration was stock in lieu of cash. Therefore, our consumption of cash has been primarily directed to third party out-of-pocket costs, including consulting, rent, telephone, legal and audit fees. Since inception, we have received $30,835 in proceeds from the issuance of common stock and have borrowed $65,000 through issuance of convertible notes payable to our major stockholder and $11,035 in advances, as it has paid expenses on our behalf. Our cumulative net loss to date is $1,055,142 the majority of which is a result of impairments of long-term assets. The majority of our expenses have been paid for by the issuance of common stock, greatly reducing our cash dependence.

Capital  Expenditures

We require funding primarily for computer hardware and software, furniture, fixtures, and general working capital needs. Substantially all of our capital expenditures have been paid for by borrowing on convertible notes payable to our major stockholder, initial revenues, and the proceeds from our Private Placement Offerings.


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

Affiliate companies accounted for under the cost method of accounting at June 30, 2001 included:
                                                     Voting  Ownership
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

     Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of June 30, 2001 had an accumulated deficit of $1,121,746.

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

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS
     We may realize loss of investment in the acquisition of leased property in foreign countries. We may face potential encumbrances, liens, or other issues of concerning title to the property, which could result in the loss of our ability to operate or sublease the property. We may also realized loss of our investment due to the inability to deploy the asset for operational purposes or use. We plan to continue our investigation of encumbrances, liens or other potential issues concerning the title of the lease property. The Company will need to have a business appraisal performed by a qualified United States appraiser within 120 days. In the event an encumbrance to the property is discovered, or if we are unable to acquire an appraisal, we would recognize any potential losses by recording an impairment to the investment, which could substantial affect our results of operations.

     We depend on key contractors and the loss of those contractors may harm us. Our performance is dependent on the continued service and performance of our executive officers. Our success is dependent on its ability to attract and retain high quality personnel.

     There may be conflicts of interest within our network. Our network of "Concept Sponsors", "Concept Affiliates", officers and directors may face potential conflicts of interest with each other and with Dstage.com stockholders. Some of our executive officers and directors also serve as officers or directors of other companies.

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

     We may experience adverse consequence in efforts to avoid the investment company status. The Investment Company Act of 1940 provides a set of regulations for companies engaged in the business of investing, reinvesting, owning, holding or trading securities. Under the Investment Company Act, a company may be deemed an investment company if it owns investment securities with a value exceeding 60% of its total assets, subject to certain exclusions and safe harbor provisions.

     We could become subject to regulation under the Investment Company Act if enough of our future interests in our affiliates are considered investment securities. Unless an exclusion or safe harbor provision was available to us, we would have to reduce our investment securities as a percentage of total assets. In order to avoid these regulations, we may have to take actions that we would not otherwise choose to take. Regulations applicable to investment companies are inconsistent with our fundamental business strategy of promoting collaboration among our affiliates


PART  2:  OTHER  INFORMATION
----------------------------
         ITEM     1  LEGAL  PROCEEDINGS
                  None

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

                                Dstage.com, Inc.



          Dated:  August  20,  2001          By:  /s/  Sue  Perrault
                                                       Sue Perrault, President


     Dated:  August  20,  2001          By:  /s/  D.  Kirk  LaPoure
                                                  D.  Kirk  LaPoure,
                                                  Chief  Financial  Officer

