Form 10QSB
period 2001-09-30
DSTAGE COM INC
filed 2001-11-14
CIK 1115818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10 QSB




(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

(  )  Transition  report  pursuant  of  Section  13  or  15(d) of the Securities
    Exchange  Act  of  1939  for  the  transition  period  _____  to______


                             COMMISSION  FILE  NUMBER


                                DSTAGE.COM,  INC.
                    -----------------------------------------
             (Exact  name  of  registrant  as  specified  in  its  charter)


          Delaware                                        52-2195605
-------------------------------                ----------------------------
(State  or  other  jurisdiction  of           (IRS  Employer Identification No.)
incorporation  or  organization)


  1600  Broadway,  Suite  2400,  Denver,  Colorado  80202       (303)  542-1802
----------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


---------------------------------------------------------------------------
Former  name,  former  address  and  former  fiscal  year,  if  changed


Indicate by check mark whether the registrant (1) has filed all reports required To be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The  number of shares of the registrant's common stock as of September 30, 2001:
9,679,268  shares.

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [ ]  No [X]

                          PART 1: FINANCIAL INFORMATION
                        --------------------------------
                          ITEM 1: FINANCIAL STATEMENTS
                        -------------------------------


                             Financial Statements of
                                Dstage.com, Inc.
                          (A Development Stage Company)
               For the three month period ended September 30, 2001

Dstage.com, Inc.
(A Development Stage Company)
Balance Sheets

                                             Assets                                  September 30,     December 31,
                                                                                           2001             2000
                                                                                       (Unaudited).      (Audited)
-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    11,624   $        1,627
Prepaid services (Note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      149,687          132,000
Prepaid and deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,496            1,134

  Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      187,807          134,761

Computer equipment and software, net of depreciation . . . . . . . . . . . . . . .        4,082            3,282
Office furniture and equipment, net of depreciation. . . . . . . . . . . . . . . .        3,534            3,395
Prepaid services (Note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      347,710           33,000
Investments in other companies, less impairment
  of $709,908 for 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          200              200
Deferred offering costs (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . .       50,000                -
Property & equipment lease (Note 4). . . . . . . . . . . . . . . . . . . . . . . .    1,150,000                -

  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,743,333   $      174,638

  Liabilities and Stockholders' Equity

CURRENT LIABILITIES
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . .  $    56,635   $        3,007
Due to stockholders (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,326                -
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,718                -
Note payable - stockholder (Note 6). . . . . . . . . . . . . . . . . . . . . . . .            -            4,680

  Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .       87,679            7,687

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares authorized;
  issued and outstanding 9,679,268 at September 30, 2001 . . . . . . . . . . . . .        9,679            7,316
  and 7,316,034 at December 31, 2000
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,105,561        1,247,840
(Deficit) accumulated during development stage . . . . . . . . . . . . . . . . . .   (1,218,928)      (1,021,125)
Deferred Compensation (Note 8) . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,240,658)         (67,080)

  Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,655,654          166,951

  Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . .  $ 1,743,333   $      174,638

See accompanying summary of accounting policies and notes to financial statements

Dstage.com, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)
                                            Cumulative
                                            During            Three Months Ended          Nine Months Ended
                                            Development          September 30,              September 30,
                                            Stage.              2001          2000         2001         2000
Revenue:
  Professional services. . . . . . . . . .  $     53,608   $    8,500   $      108   $   53,500   $      108

Operating expenses:
  Cost of services . . . . . . . . . . . .        53,500        8,500       15,000       13,500       15,000
  Sales and marketing. . . . . . . . . . .        28,042        1,028            -       23,888            -
  Research and development . . . . . . . .       151,345          150      107,450       32,721      107,450
  General and administrative . . . . . . .       303,315       70,004       14,903      154,409       77,846
  Impairment of assets . . . . . . . . . .        25,000       25,000            -       25,000            -
  Impairment of investments in other
    companies. . . . . . . . . . . . . . .       709,908            -      702,900            -      702,900
                                           ------------------------------------------------------------------
Total operating expenses . . . . . . . . .     1,271,110      104,682      840,253      249,518      903,196

Income (loss) from operations. . . . . . .    (1,217,502)     (96,182)    (840,145)    (196,018)    (903,088)

Other income (expense):
  Other income (expense), net. . . . . . .        (1,426)      (1,001)          77       (1,784)         247
                                           ------------------------------------------------------------------

Net income (loss). . . . . . . . . . . . .  $ (1,218,928)  $  (97,183)  $ (840,068)  $ (197,802)  $ (902,841)
                                          ===================================================================
Net income (loss) per share:
  Basic and diluted. . . . . . . . . . . .  $      (0.17)  $    (0.01)  $    (0.13)  $    (0.02)  $    (0.14)
                                          ===================================================================
Weighted average shares used in computing
net income (loss) per share
  Basic and diluted. . . . . . . . . . . .     7,114,449    9,126,639    6,532,221    8,127,562    6,304,354
                                          ===================================================================

Dstage.com, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
                                                             Cumulative           Nine Months
                                                             During the       Ended September 30,
                                                                Stage  .      2001         2000
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss). . . . . . . . . . . . . . . . . . . . . . . .  $(1,218,928)  $ (197,802)  $(902,841)
  Adjustments to reconcile net (loss)
      to cash provided (used) by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . . . . .        2,235        1,212         710
    Issuance of common stock for services . . . . . . . . .      174,000            -     122,000
    Issuance of common stock for expense reimbursement. . .       22,051        5,617      15,130
    Issuance of common stock for technology . . . . . . . .       19,167       19,167           -
    Impairment of investments in other companies. . . . . .      709,908            -     702,900
    Impairment of assets. . . . . . . . . . . . . . . . . .       25,000       25,000           -
    Revenue paid in common stock. . . . . . . . . . . . . .         (108)           -        (108)
    Prepaid services expensed . . . . . . . . . . . . . . .      132,436      102,436           -
    Amortization of deferred compensation . . . . . . . . .       42,320       20,400           -
    Expenses paid through notes payable proceeds. . . . . .       65,000       25,320      24,500
    Change in assets and liabilities:
      Increase in other current assets. . . . . . . . . . .      (74,771)     (75,362)     14,055
      Increase in accounts payable and accrued liabilities.       72,450       69,443       5,082
      Increase in notes payable . . . . . . . . . . . . . .       16,718       16,718           -
                                                            --------------------------------------
      Net cash (used) by operating activities . . . . . . .      (12,522)      12,148     (18,572)

Cash flows from investing activities:
    Acquisition of fixed assets . . . . . . . . . . . . . .       (6,689)      (2,151)     (4,145)
                                                            --------------------------------------
      Net cash (used) by investing activities . . . . . . .       (6,689)      (2,151)     (4,145)
                                                            --------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock. . . . . . . . .       30,835            -      10,835
                                                            --------------------------------------
      Net cash provided by financing activities . . . . . .       30,835            -      10,835
                                                            --------------------------------------

Net increase in cash. . . . . . . . . . . . . . . . . . . .       11,624        9,997     (11,882)

Cash, beginning of period . . . . . . . . . . . . . . . . .            -        1,627      16,686
                                                            --------------------------------------
Cash, end of period . . . . . . . . . . . . . . . . . . . .  $    11,624   $   11,624   $   4,804

Non-cash transactions
  Purchase of property and equipment by issuance of stock .  $ 1,153,162   $1,150,000   $       -
                                                             =====================================
  Payment of prepaid and other assets by issuance of
    common stock. . . . . . . . . . . . . . . . . . . . . .  $     1,726   $        -   $       -
                                                             =====================================
  Prepayment of services for common stock . . . . . . . . .  $ 1,848,811   $1,653,811   $ 240,000
                                                             =====================================
  Investments in other companies. . . . . . . . . . . . . .  $   710,000   $        -   $ 710,000
                                                             ============  ===========  ==========
  Conversion of debt to common stock. . . . . . . . . . . .  $    35,000   $        -   $       -
                                                             ============  ===========  ==========
  Forgiveness of debt by stockholder. . . . . . . . . . . .  $    31,489   $   31,489   $       -
                                                             ============  ===========  ==========

                                Dstage.com, Inc.
                          (A Development Stage Company)
                Notes to Financial Statements September 30, 2001


NOTE  1  -  NATURE  OF  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE  OF  BUSINESS  AND  ORGANIZATION

Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to development stage companies.

For the period October 12, 1999 (Inception) to September 30, 2001, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital and initial business plan implementation.

From inception to September 30, 2001, the Company has revenues of $53,608 and has expensed costs in the amount of $1,218,928 during the development stage. The Company has nominal cash resources and has been largely dependent on the direct financial support from its largest stockholder to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors. A loss of continuing cash investment from its largest stockholder, contributed time from stockholders and directors and contributed services from key vendors in the near term would have a detrimental effect on the Company and might cause its closure. Management plans to continue to operate in the near term relying on contributed cash, time and services and without expending significant amounts of cash or incurring significant debt.


BASIS  OF  PRESENTATION

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements on Form 10-KSB to the Securities and Exchange Commission filed on April 17, 2001. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of September 30, 2001 and the results of operations for the three-month and nine-month periods then ended have been made. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.


NOTE  2  -  PREPAID  SERVICES

During the third quarter of 2001, the Company entered into various contracts with "Concept Affiliates" in which the vendors agreed to provide future professional services in exchange for common stock of the Company. The services are to be provided to the Company over the next one to five years and include marketing, advertising, strategic planning, research and development, finance, administration, design, information technology and technology development. The professional services were negotiated at a value of $6.00 per share; however, for accounting purposes the Company has recorded the common stock at the fair market value per share on the corresponding issuance date. The total value of prepaid services recorded under these contracts was $280,346; of which $65,752 was recorded as current assets and $214,594 as non-current assets. As the professional services are rendered, the prepaid expense will be reduced and the services will be expensed in the statement of operations. The Company has evaluated prepaid services and has recored an impairment of assets of $25,000.

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

NOTE  5  -  DUE  TO  STOCKHOLDER

During the quarter ending September 30, 2001, the Company's major shareholder, BulletProof Business Plans, provided a total of $24,297 in cash advances and expenses paid on the Company's behalf. The Company paid $9,970 resulting in a net balance due to stockholders of $14,326 . The advances are short-term obligations, due on demand and are non-interest bearing.

NOTE  6  -  NOTE  PAYABLE  -  STOCKHOLDER

In September 2001, BulletProof Business Plans, Inc. ("BulletProof"), forgave the Company of all amounts due under its promissory note payable agreements. The forgiveness of convertible promissory notes extinguishes the Company's obligation which includes principal and interest of $31,489. BulletProof waived and sacrificed its right to convert the notes to common stock of the Company.

NOTE  7  -  STOCKHOLDERS'  EQUITY

During the third quarter of 2001, the Company issued 1,047,583 shares of its common stock to several "Concept Affiliates" for future professional services to be provided to the Company. The professional services were negotiated at a total value of $6,285,500, or $6.00 per share. See Note 2. For accounting purposes, the Company recorded the transaction for common stock at the at the fair market value per share on the corresponding issuance date. The shares issued by the Company in connection with these transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

In July 2001, Board of Directors approved Gilbert Serrano to the Executive post of Vice President of Corporate Image Development. The Company issued 15,000 shares of its common stock in lieu of $90,000 cash for services to be rendered to the Company. For accounting purposes, the Company recorded the transaction for common stock at the fair market value per share on the corresponding issuance date.

The shares issued by the Company in connection with these transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

NOTE  8  -  DEFERRED  COMPENSATION

During the third quarter ended September 30, 2001, the Company has expensed $8,400 for professional services performed by the Company's Executives and Audit Committee members.

During the third quarter ended September 30, 2001, the Company entered into a "Concept Affiliate" agreement with ISPEX.com, Inc. to provide professional services. The Company has recorded the transaction as deferred compensation and records the expense in the statement of operations as services are provided. See
Note  9.

During the third quarter ended September 30, 2001, the Company entered into a "Concept Affiliate" agreement with Family Assets, Inc. to provide professional services. The Company has recorded the transaction as deferred compensation and records the expense in the statement of operations as services are provided. See
Note  9  -  Related  Party  Transactions.

The Company also recognized $25,000 for an impairment of deferred compensation. The amount recorded was expensed in the statement of operations.

NOTE  9  -  RELATED  PARTY  TRANSACTIONS

During the third quarter ended September 30, 2001, the Company borrowed and had expenses paid on its behalf totaling $24,297 from the Company's major shareholder. The Company paid advances of $9,970 due to shareholders for a balance due of $14,326. The advances are short-term, due on demand and are non-interest bearing. See Note 5 - Due to stockholders.

In September 2001, the Company's major shareholder, BulletProof Business Plans, forgave the Company of its promissory note payble obligations including principal and interest totaling $31,489.

In July 2001, Gilbert Serrano was elected Vice President of Corporate Image Development of the Company. The Company issued 15,000 shares of its common stock in lieu of $90,000 cash for services to be rendered to the Company.

During the third quarter ended September 30, 2001, the Company entered into a "Concept Affiliate" agreement with ISPEX.com, Inc. to provide professional services. The Company issued 329,333 shares of its common stock in lieu of $1,976,000 cash for prepaid professional services to be provided to the Company in the future. The Company has recorded the transaction as deferred compensation and records the expense in the statement of operations as services are provided. The professional services were negotiated at a value of $6.00 per share; however, for accounting purposes the Company has recorded the common stock at the fair market value per share on the corresponding issuance date. Frank R. Maresca, Jr., is the majority owner of ISPEX.com.

During the third quarter ended September 30, 2001, the Company entered into a "Concept Affiliate" agreement with Family Assets, Inc. to provide professional services. The Company issued 500,000 shares of its common stock in lieu of $3,000,000 cash for prepaid professional services to be provided to the Company in the future. The Company has recorded the transaction as deferred compensation and records the expense in the statement of operations as services are provided. The professional services were negotiated at a value of $6.00 per share; however, for accounting purposes the Company has recorded the common stock at the fair market value per share on the corresponding issuance date. Donald J. Marinari, Chairman of the Board of Directors, Dianne Marinari is the majority owner of Family Assets, Inc.


NOTE  10  -  SUBSEQUENT  EVENTS  (UNAUDITED)

On November 2, 2001, the Board of Director appointed Frank R. Maresca, Jr. Chief Executive Officer effective July 31, 2001. The position of Vice President of Strategic Acquisitions will remain unfilled while the Company searches for a qualified candidate.

On November 5, 2001, the Company entered into a technology license agreement with Sunncomm, Inc., to license its Proprietary Copy Management Technology. The Company shall pay Sunncomm a one-time license fee of $4,000,000 payable in the

Company's common stock. The Company is valuing the transaction for accounting purposes at this time. As a result, the impact of this transaction on the Company's financial statements cannot be assured.

On November 8, 2001, the Company entered into an agreement with Vedalabs, Inc., to acquire all of Vedalab's proprietary technology, including its Vedalab Media Engine, and Peer-to-Peer technology. The Company shall pay Vedalabs, Inc. a one-time license fee of $6,000,000 payable in the Company's common stock. The Company is valuing the transaction for accounting purposes at this time. As a result, the impact of this transaction on the Company's financial statements cannot be assured.


ITEM  2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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


     We plan to continue to acquire technology and assets through stock transactions that are important in the development of our business model. Our initial acquisitions during 2001 demonstrate our initial phase of developing and utilizing idle or under-utilized technology and assets that we hope to convert into revenue producing ventures. The acquisition of technology and assets also enhances our network of resources that will become the valued model that development stage companies will recognize. We have generated what we consider the initial evidence of our ability to bring together resources that can be utilized to further the rapid development of early stage ventures.

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

Changes  in  Financial  Position,  Liquidity  and  Capital  Resources

Net  Loss  from  Operations

For the nine months ended September 30, 2001, we incurred net losses of $197,802 compared with net losses of $902,841 for the same period ended in fiscal year 2000. We have had a net loss from operations for each period since inception. Our net operating losses since inception are primarily due to recording a reserve of $709,908 for impairment of investments in other companies, $25,000 for impairment of assets, plus the costs associated with organizing the Company, and developing our business model. Impairment of investments in other companies is recorded in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Our business model is designed to allow the majority of our expenses, namely the cost of professional services, personnel, technology, consultants, and royalties for third-party information use to be paid for with our common stock in lieu of cash. We expect that shares issued under these arrangements may be subject to restrictions of transferability, lockup provisions, and certain other restrictions. There can be no assurance hat personnel, consultants, or other parties will accept stock in lieu of cash.

     From inception to September 30,2001, we had incurred net losses of $1,218,928 or ($0.17) per share. Our net operating losses are due primarily to the recognition of impairment of investments in other companies, professional consulting, general and administrative expenses, organizational costs, and initial start up operations. While our contractual agreements call for our professional services to be billed at our hourly rates, we recognize non-cash compensation for our services at fair market value. Fair market value is likely to be less than contractual value.



Revenues

For the quarter ended September 30, 2001, and 2000, we had revenue of $8,500 and $108, respectively. To date our business has not achieved substantial revenues, nor do we anticipate producing substantial amounts of revenue in the near future. Since inception, we have generated net revenues of $53,608. To date our revenue has been derived from professional services. If our planned revenue streams materialize in the future, we expect to have revenue from professional services and online services. These classifications are expected to represent the way in which we will operate our business and the way in which we will position our offerings in the marketplace. Professional services revenue is expected to occur from professional service and consulting agreements. It is anticipated that these agreements will typically involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. It is also anticipated that in most of these contracts we will accept payment in the customers' stock, in lieu of cash or in addition to cash, for some or all of the services rendered. Similarly, it is expected that an hourly rate will be used to track contract progress and determine client billings. However, when the compensation earned is in a form other than cash we will value our service revenues at the fair value of the property received. Professional services under all types of agreements except those involving contingent consideration are recognized as the services are performed.

Operating  Expenses

Cost  of  services

Cost of services for the three months ended September 30, 2001 and 2000 were $8,500 and $15,000, respectively. Cost of services for the six months ended September 30, 2001, and 2000 were $13,500 and $15,000, respectively. From inception to September 30, 2001, our cost of services was $53,500. Our cost of services are comprised principally of consulting fees billed by outside parties delivering services to our customers. Since many of these consultants are currently, and will be in the future, compensated primarily or entirely by shares of our stock or certain shares of the customer's stock, related party transactions are expected to be inherent to our operating structure and strategy. This approach will enable us to minimize overhead costs while providing both the company and the employee the maximum benefit for the services being performed.

Sales  and  Marketing  Expenses

Sales and marketing expenses for the three months ended September 30, 2001 were $1,028 and none for the same period in fiscal year 2000. Our sales and marketing expenses for the three months ended September 30, 2001 consisted of advertising and promotional supplies. From inception to date, sales and marketing expenses were $28,042. Our efforts since inception have been focused on the development of our business model, primarily in research and development. Sales and marketing is comprised of advertising and marketing related expenses.

Research  and  Development  Expenses

Research and development expenses for the third quarter ended September 30, 2001 and 2000, were $150 and $107,450, respectively. Since inception to date, we have incurred research and development expenses of $151,345. Our research and development are comprised primarily of expenses related to the development of the Company's technology infrastructure. We plan to continue to expand and improve our technology infrastructure and hope that its development during fiscal year 2001 will be an important factor in our success.

General  and  Administrative  Expenses

General and administrative expenses were $70,004 for the three months ended September 30, 2001, compared with $14,903 for the same period ended in fiscal year 2000. General and administrative expenses are comprised of professional services, rent, telephone and travel expenses. From inception to date, we have incurred $303,315 in general and administrative expenses.

Income  Taxes

     There is no current or deferred tax expense for the period from October 12, 1999 to September 30, 2001 due to net losses from operations by the Company. As of September 30, 2001, we had operating loss carryforwards of approximately $1,218,928(unaudited). The operating loss carryforwards expire beginning in 2019.

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

     For the nine months ended September 30, 2001, our operating activities provided net cash flows of $12,148 and our cash balance was $11,624. During the third quarter ended, we borrowed $24,297 in cash and expenses paid on our behalf from our major stockholder. The amount due to our major stockholder are short-term obligations and are non-interest bearing. In September 2001, the Company's major stockholders, BulletProof Business Plans, Inc., forgave the Company of all amounts due under its promissory note payable agreements. The forgiveness of convertible promissory notes extinguishes the Company's obligation which includes principal and interest of $31,489. BulletProof waived and sacrificed its right to convert the notes to common stock of the Company. A significant factor to preserving our liquidity will be management and our stockholders, who will provide services for stock in lieu of cash consideration.

     To date, we have paid in stock $2,111,809 for services. For the three months ended September 30, 2001, we recorded $280,346 in prepaid services to be
provided  by  our  "Concept  Affiliates".   Our  "Concept  Affiliates"  have
agreed to provide services in various domains including information technology, strategic planning, design, consulting and document preparation services. To date, we have expensed $132,436 of our prepaid professional services in the design and development of our marketing materials, the preparation of our offering documents and the development of other companies. For the third quarter ended September 30, 2001, we have recorded $50,000 in deferred offering costs for the preparation of our private placements and other planned stock offerings. We plan to use our prepaid expenses for the further development of our business model, investee companies and certain administrative expenses during 2002 and 2003. Our remaining prepaid services total $497,397 at September 30, 2001.

To date, we have recorded $1,153,162 in property lease and equipment that was acquired through an exchange of our common stock. During June 2001, we entered into a 49-year lease agreement for an idle manufacturing facility located in Davao City, Philippines. We issued 1,000,000 common share of our stock in lieu of $6,000,0000 in cash for full payment of the leased property. For accounting purposes, the Company recorded the transaction for common stock at $1,150,000. We have not utilized the property as of September 30, 2001. We plan to continue our investigation of encumbrances, liens or other potential issues concerning the title of the lease property. The Company will need to have a business appraisal performed by a qualified United States appraiser within 60 days. In the event an encumbrance to the property is discovered, or if we were unable to acquire an appraisal, we would recognize any potential losses by recording an impairment to the investment, which could substantially affect our results of operations.

     Our remaining prepaid services total $497,397 at September 30, 2001. To date, we have acquired $1,240,658 in deferred compensation from our "Concept Affiliates", "Concept Screeners", major stockholder, audit committee members, executives, officers and directors. As of September 30, 2001 we have expensed $47,387 of this deferred compensation.

     We plan to continue to acquire services for stock in lieu of cash in the development of our business model. We seek to acquire professional services specific to our needs for the development of our businees model, "Concept Sponsors" and affiliate companies. We also plan to actively acquire investments in development stage companies for stock or other consideration. Should additional capital be needed to fund future operations, we may seek to raise additional capital through public or private offerings of our common stock.

Net  Cash  From  Operating,  Investing  and  Financing  Activities

For the nine months ended September 30, 2001 we incurred a net loss of $197,802 compared with a net loss of $902,841 for the same period in fiscal
2000. Our operations for the nine months ended September 30, 2001, have provided cash of $12,148 compared with net cash used by operations of $18,572 for the same period ended in fiscal 2000. The majority of our operating expenses have been paid through our revenues and notes payable proceeds from our major stockholder.

     Since inception, we have incurred a net loss of $1,218,928 and used $12,522 in cash from our operating activities. Since inception, we have spent $6,689 to acquire computer hardware, software, and office furniture. We have received $30,835 from the issuance of common stock. We have borrowed $65,000 in proceeds from issuance of notes payable to our major stockholder as it has paid expenses on our behalf. Of the amount borrowed, $35,000 was converted to 1,015,000 shares of common stock and $30,000 was forgiven. These transactions resulted in an increase of net cash of $11,624. As of September 30, 2001, our cash position was $11,624.

     Since inception, operating activities have used cash of $12,522. In addition, we have had services provided to us by our management team for which the consideration was stock in lieu of cash. Therefore, our consumption of cash has been primarily directed to third party out-of-pocket costs, including consulting, rent, telephone, legal and audit fees. Since inception, we have received $30,835 in proceeds from the issuance of common stock and have borrowed $65,000 through issuance of convertible notes payable to our major stockholder and $14,326 in cash advances and expenses paid on our behalf. Our cumulative net loss to date is $1,218,928 the majority of which is a result of impairments of long-term assets. The majority of our expenses have been paid for by the issuance of common stock, greatly reducing our cash dependence.

Capital  Expenditures

We require funding primarily for general working capital need, computer hardware and software, furniture, and fixtures. Substantially all of our capital expenditures have been paid for by borrowing on convertible notes payable to our major stockholder, advances from our major shareholder, initial revenues, and the proceeds from our Private Placement Offerings.

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

     Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of September 30, 2001 had an accumulated deficit of $1,218,928.

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

     A substantial risk facing us is the issue of valuation of common stock in negotiating common stock for service. We anticipate having to negotiate the value of our stock in almost every transaction that will be completed for; stock in Dstage.com, private venture equity, interests in licensed technology, and other assets, for which market prices are highly subjective. We will be dependent on the vagaries of negotiation in many transactions. Negotiations of transactions may include subjective assessments of an asset or investment's value; therefore, during negotiations an over-valuation could result in an adverse consequence to our value. For accounting purposes, the Company records thes transactions for stock at the fair market value per share on the corresponding issuance date.


FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     We may realize loss of investment in the acquisition of leased property in foreign countries. We may face potential encumbrances, liens, or other issues of concerning title to the property, which could result in the loss of our ability to operate or sublease the property. We may also realized loss of our investment due to the inability to deploy the asset for operational purposes or use. We plan to continue our investigation of encumbrances, liens or other potential issues concerning the title of the lease property. The Company will need to have a business appraisal performed by a qualified United States appraiser within 60 days. In the event an encumbrance to the property is discovered, or if we are unable to acquire an appraisal, we would recognize any potential losses by recording an impairment to the investment, which could substantial affect our results of operations.


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

                                           Dstage.com,  Inc.



          Dated:  November  14,  2001          By:  /s/  Sue  Perrault
                                                         Sue Perrault, President


     Dated:  November  14,  2001          By:  /s/  D.  Kirk  LaPoure
                                                    D.  Kirk  LaPoure,
                                                    Chief  Financial  Officer