Form 10KSB
period 2001-12-31
DSTAGE COM INC
filed 2002-04-03
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

(MARK  ONE)

[X]     ANNUAL  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
        SECTION  15(D)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          FOR  THE  TRANSITION  PERIOD  FROM  _____________  TO  ______________


                        COMMISSION FILE NUMBER: 000-00000

                                DSTAGE.COM, INC.
      (EXACT NAME OF SMALL BUSINESS REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                                 52-2195605
(State  or  other  jurisdiction                               (I.R.S.  Employer
of incorporation or organization)                          Identification  No.)

                            1600  BROADWAY,  SUITE  2400                80202
                                  DENVER,  COLORADO                 (Zip  Code)
                      (Address of principal executive offices)

                                 (303) 542-1802
               Registrant's telephone number, including area code


              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                                (TITLE OF CLASS)
                         COMMON STOCK, PAR VALUE $0.001

    Check  whether  the  issuer  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

    Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $4,350,634 as of March 26, 2001.

    On March 26, 2001, the Registrant had outstanding 12,089,052 shares of Common Stock, $0.001 par value.

    The Registrant's revenues for the year ended December 31, 2001 were $53,500.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
================================================================================

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2001

                                DSTAGE.COM, INC.


        ITEM                                                               PAGE

                                     PART I

1.     Description  of  Business                                               3
2.     Description  of  Properties                                            17
3.     Legal  Proceedings                                                     18
4.     Submission  of  Matters  to  a  Vote  of  Security  Holders            18

                                     PART II

5.     Market  for  Common  Equity  and  Related Stockholder Matters          18
6.     Management's  Discussion  and  Analysis                                24
7.     Financial  Statements                                                  33
8.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosures                                              51

                                    PART III

9.      Directors,  Executive Officers, Promoters and Control Persons         51
10.     Executive  Compensation                                               54
11.     Security  Ownership of Certain Beneficial Owners and Management       55
12.     Certain  Relationships  and  Related  Transactions                    57
13.     Exhibits  and  Reports  on  Form  8-K                                 58
        Signatures                                                            59




THIS REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH
ARE   SUBJECT  TO  THE  "SAFE  HARBOR"   CREATED  BY  THOSE  SECTIONS.  THESE
FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS CONCERNING OUR BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS WHICH ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. ALL STATEMENTS, OTHER THAN HISTORICAL FINANCIAL INFORMATION, MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES", "PLANS", "ANTICIPATES", "EXPECTS", AND SIMILAR EXPRESSIONS HEREIN ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS, WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE COMPANY'S OTHER SEC FILINGS.

ITEM  1.  -  DESCRIPTION  OF  BUSINESS



GENERAL

Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to other development stage companies. In the summer of 1999, our founders agreed that culminating trends in venture development, venture funding and intellectual capital creation would result in a precipitous drop in valuations for thousands of technology driven companies worldwide. This shared perspective caused our team to devise a new model for venture creation and growth. Our model attempts to substantially remove cash requirements from the earliest stages of venture formation and replace it with knowledge, expertise, technology and time contributed by various parties, applied directly to prospective startups. By building a universe of service and technology providers across as many disciplines and domains as achievable, using Dstage.com common stock as payment, we plan to offer advice and resources to entrepreneurs looking to launch novel products and ventures worldwide.

In analyzing, describing and discussing our business, we use certain terms and phrases that may not be readily understood to persons unfamiliar with our model. The following definitions are included to assist the reader in understanding our business:

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

Intellectual Property - New and useful technology, patents, copyrights, processes, products, circuits, chemicals, approaches, computer code, software and applications whose value is driven primarily by novelty and effectiveness. Intellectual property includes more than just copyrights, trademarks and patents; for example, customer databases, mailing lists, trade secrets and other business information are also included.

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

BUSINESS  DEVELOPMENT


Dstage.com was established to pursue a self-developed approach to development stage company formation. Using our common stock as payment, we have attempted to license a critical mass of intellectual property, knowledge, expertise, software, applications, patents, content and a host of other resources needed by development stage enterprises since our inception. We intend to allow certain startup ventures (Concept Sponsors) screened by our network to request access to appropriate resources we hold in exchange for interests in their nascent ventures. To the best of our knowledge, our model is new, risky and unproven. However, we believe it stands to potentially deliver benefits to entrepreneurs, technology providers, professional service providers, early stage investors, and later stage investors in many countries to the degree that the model effectively reduces barriers to developing new ventures and launching new products. We hope that by pursuing this model, Dstage.com will become the leading source for expert support, creation, and restructuring of development stage companies across the globe.

At the beginning of 2001, we focused our efforts on five key areas. Key progress in each of these areas since inception is follows:

1.     ACQUIRING  RESOURCE  COMMITMENTS FROM CONCEPT AFFILIATES ACROSS THE GLOBE

In 1999, a partial year beginning on October 12, our network consisted of only 2 Concept Affiliates and 4 officers, 1 of which also served as our sole director. At this level, our efforts were primarily composed of organizing the business. In 2000, our network grew to a total of 6 concept affiliates, 7 officers, 3 of which also served as directors, and 2 independent directors that served on our audit committee. This network, albeit young and small, allowed us to refine our business model, prepare our registration statement, file quarterly statements with the SEC, successfully hold our first annual meeting, recruit additional Concept Affiliates, invest in two early stage companies and secure our first piece of licensed technology. These development activities were important to our growth and were accomplished primarily in exchange for shares of our common stock, with all activities in 2000 consuming approximately $73,467 in cash, including expenses paid in cash by our shareholders and reimbursed by us using our common stock and notes.

As of December 31, 2001, our network consisted of a total of 20 concept affiliates, 7 concept screeners, 9 officers, 3 of which also served as directors, and 3 independent directors that served on our audit committee. In addition to the number of resource providers growing, we pursued transactions and resource commitments for larger transacted dollar amounts with a larger number of our common shares required for each transaction. During 2001, we reviewed and negotiated opportunities for a range of resources, including but not limited to, customer relationship management technology, password protection technology, cancer drug technology, proprietary chemicals, RNA technology and copy protection technology. A brief summary of the larger transactions we closed during 2001, along with their current status, follows:

49  Year  Philippine  Property  Lease

In June of 2001, a Dstage Concept Screener made us aware of a Philippines based Company, Bentley House Furniture Company, that was seeking a means of putting an idle manufacturing plant in Davao City, Philippines to a beneficial use. According to a KPMG/Laya Mananghaya audit report dated January 2001 and an Asian Appraisal report dated September 1998, the facility was completed in 1998, and valued at no less than $5,000,000. Based on these facts and other materials provided by Bentley House Furniture Company, we agreed to exchange 1,000,000 of our common stock in lieu of $6,000,000 cash to secure a 49-year lease. The lease agreement contained a provision whereby we could purchase the property for $100,000 in cash should Philippine law ever permit real estate ownership by a U.S. controlled corporation. For accounting purposes, we recorded the transaction at $1.15 per share, or $1,150,000 and fully impaired the investment at 100%.

Progress: Due to mounting uncertainties concerning the property, we Impaired 100% of the recorded amount of the transaction in December of 2001. In December of 2001, a Dstage Concept Affiliate made us aware of a firm engaged in the long-term storage of digital images, Quintek Technologies, Inc. ("Quintek"). The Concept Affiliate had a working relationship with Quintek and indicated that Quintek was looking to expand their operations into Asia. In January of 2002, the Company entered into a non-binding LOI with Quintek Technologies to invest the Philippines property lease as part of Quintek Technologies' New Asian Operation. Subsequent to further evaluation, the Company determined that the agreement with Quintek Technologies was no longer viable and negotiations ceased. Thereafter, the leasor, Bentley House Furniture Company, Inc., a Philippines Corporation, proposed reacquiring our rights under the property lease. The outcomes of these proposed transactions remain uncertain.


OTCBB  Data  Application  License

In late October of 2001, a Dstage Concept Affiliate proposed that we license an interactive database of OTCBB data from a Canadian firm, DataStand Technologies, Inc. Upon review of the application, our management asked the Concept Affiliate to negotiate a transaction on our behalf to secure 3 premium licenses to the technology in exchange for shares of our common stock. In November of 2001, we agreed to issue 270,000 shares of our common stock in exchange for the three licenses.

Progress: Under the agreement, we can deploy 3 licenses of the DataStand Technologies, Inc. database and applications for periods of 3 years each. We have identified one planned internal use of the technology and continue to seek additional uses.


Copy  Protection  Technology  License

In September of 2001, a client we had provided marketing and strategy consulting services to, SunnComm, Inc. ("SunnComm") made us aware of a complementary technology they felt would expand their market potential. In anticipation of marrying the two technologies, we began discussions with SunnComm to license their copy protection technology. The SunnComm Copy Protection Technology was developed to protect compact discs ("CDs") from unauthorized duplication. The technology we originally agreed to license protected CD-R's from unauthorized duplication and was believed to hold potential for greater functionality if combined with an integrated media player technology. As a result, we pursued purchasing a media player technology to complement the SunnComm Technology.

Progress: After further review, we executed an expanded agreement with SunnComm in December of 2001. Under this agreement, we received rights to a number of Copy Protection Technologies developed by SunnComm. Some of these rights contain royalty payment schedules and some do not. In exchange for the license, we issued 2,000,000 shares of our common stock in a transaction valued at $4,000,000 for negotiating purposes. For accounting purposes, we recorded the transaction at a value of $2,000. We are currently in negotiations to invest the licensed technology into a new subsidiary.

Media  Player/Peer-to-Peer  Technology  Purchase

In September of 2001, we began discussions to purchase Media Player technology from VedaLabs, Inc. ("VedaLabs"). Our intention was to combine the VedaLabs Technology with the SunnComm Technology.

Progress: We entered into a binding letter of Intent with VedaLabs in November of 2001. We are currently negotiating the definitive agreement. However, substantial uncertainty exists as to whether or not the transaction will close.

We also continued our efforts to grow our operations globally in 2001. In January of 2001, we assembled a team composed of four officers and two Concept Affiliates to lay the groundwork for building our network in Europe. This team met with potential allies, officers, London Stock Exchange personnel, venture capitalists and other parties in London, England to explain the Dstage model and explore potential ways to work together to the benefit of development stage companies. As a result of these efforts, along with continuing work performed by our Vice President of Business Development - Europe and our President, the company engaged 2 key Concept Affiliates in London during 2001. Both of these groups, a government consulting group with strong ties to UK officials and a small Internet development practice, attended our annual meeting in Breckenridge, Colorado in June of 2001 and fielded business opportunities to and from the U.S. as a result of our network. In addition, our efforts in Europe have resulted in discussions and negotiations with potential officers and Concept Affiliates in Europe throughout 2001.


2. COMPLETING FUNCTIONAL SPECIFICATIONS AND DETAIL DESIGN OF OUR ONLINE VENTURE FORMATION APPLICATION

We continue to develop functional specifications for our online venture formation application, the Dstage Application. Throughout 2001, our Vice President of Information Technology, along with several affiliates, investigated various online applications that held promise as components of the Dstage application. Beyond the primary objective of defining the systems, work flow and functionality requirements, these efforts were expected to identify vendors we could approach to accept common stock in exchange for licenses to their components for use in our application. The Company's executive officers and a small group of affiliates experimented with some of these systems. Although we have not yet completed the functional specifications, key components of the system have been reduced to the following elements and features:

-Online  Project  Management
-Online  Collaboration
-An  Internet  Based  Exchange
-An  Online  Knowledge  Management  Solution
-Integration  With  Accounting  Systems


3. ENGAGING CONCEPT AFFILIATES, SERVICING CONCEPT SPONSORS, AND REVIEWING POTENTIAL REVERSE INCUBATION AND RESIDUAL INTELLECTUAL PROPERTY MINING
OPPORTUNITIES  MANUALLY  UNTIL  THE  DSTAGE.COM  APPLICATION  IS  COMPLETED

2001 represented the most extensive use of our growing network since inception. Concept Affiliates provided services in a number of business areas, including but not limited to marketing, multimedia development, strategic planning, securities compliance, due diligence, technology, corporate image development and investor relations. For the most part, these services were used to meet our internal business needs, analyze and assess potential reverse incubation and intellectual property opportunities and provide professional services that generated revenue for us.

In addition, we made progress in defining our intended use of the Private Equity Site we licensed from NVST.com, Inc. in 2000. We intend to build an online destination using this technology to facilitate exchanging resources between OTCBB companies named "Dstage.net." Concept Affiliates Zucker and Staub, Ltd. and BulletProof Business Plans, Inc. participated in preparing an overview of the customization required to accomplish this project efficiently. As part of our plans to build this online destination, we licensed a database and application with daily updated OTCBB information from DataStand Technologies, Inc. in November of 2001.

Concept Affiliate Eagle Consulting, Inc. participated in a number of Dstage projects during the year, including preparation of a draft registration statement and a draft 506, along with agreements for transactions being negotiated by us. Some of these transactions were successfully executed, some were abandoned and others remain in negotiations as of December 31, 2001.

Concept Affiliate SagaCorp, Inc. prepared an Interactive CD-ROM business card, which contained our annual report for 2000, along with other information about our business. SagaCorp also revised our Internet site and digitally recorded our 2001 annual meeting.

Concept Affiliate Trainingscape, Inc. ("Trainingscape") completed development of three new online courses in 2001, featuring performances by Faye Dunaway, Robert Wagner, Rachel Hunter and Corbin Bernson. Under our agreement with Trainingscape, executed in August of 2000, we have rights to market Trainingscape's courses and to have similar courses developed on our behalf in exchange for stock. During our annual meeting in Breckenridge, Colorado, we began discussions with Trainingscape and another Dstage Concept Affiliate, US Consults, to leverage US Consults' expertise with obtaining government incentives as a means of marketing certain Trainingscape courses. To date, we have not used any of the services or technology available to us under the Trainingscape agreement. As a result, we wrote off 100% of our prepaid services related to this agreement, in accordance with our accounting policies. We still anticipate engaging the resources we acquired under this agreement, but cannot reliably determine when such resources will be used.

We began structuring a strategic alliance with Concept Affiliate US Consults in late 2001. US Consults was founded in 1985, born from its founder's pro bono activities to help friends and colleagues obtain grants for training in Southern California. After securing Wang Computers, SmithKline-Beecham and other companies worth several million dollars each, the founder formed what was to become US Consults. Current active clients of U.S. Consults include larger companies such as Sun Chemical, Frito-Lay, Exxon-Mobil, Florida Power, Reliant Energy as well as companies with $30 to $200 million in sales (Clay-Park Labs, Accra Pac Group, San-Mar Laboratories, Ultra-Flex Packaging, Disc Graphics and Mana Products, Inc.). US Consults obtains benefits for clients that can only be achieved through negotiation. These include discretionary government incentives as well as utility special contracts. We executed the strategic alliance agreement with US Consults in January of 2002. Under the strategic alliance, we will participate in servicing certain US Consult projects, advise US Consults and market their services in exchange for participating in their success in a manner consistent with existing arrangements with their 25 partners. We believe that successfully providing these services will provide us with another source of revenue and cash flow, in addition to expanding the reach and utility of our network. A Dstage Concept Screener introduced us to US Consults.

We also initiated structuring a new relationship with Concept Affiliate, and major shareholder, BulletProof Business Plans, Inc. in late 2001. Under the agreement being developed, we would offer business planning services to OTCBB companies and certain private companies using the BulletProof Business Plan trademark, process and approach. In accordance with our model, we would accept a portion of our fees in stock. We believe that successfully completing this arrangement could potentially provide us with a source of revenue, increase the quality of our deal flow and substantially subsidize our due diligence costs in many cases.

BulletProof also developed a beta version of our first index, the Dstage Index. The Dstage Index is a market-weighted index of 50 stocks the Company expects to be indicative of the business environment facing technology and life sciences firms in the development stages. Key performance measures of the index since its inception on September 6, 2001, as calculated by an independent third party since the Index's creation, are as follows for the four months ended January 4, 2002:

- Increase/(Decrease) - The beta Dstage Index increased 18.07% during the period, compared to 5.98% increase in the S&P 500, 4.26% increase in the Dow and 10.14% increase in the Russell 2000 during the same period.

-     PE:  34.30

-     Volatility:  29.00

-     Beta:  1.38

-     Price/Book:  8.41


Due to the extremely short life of the beta Dstage Index, the potential viability of it can still not be assessed. We believe that another 6 to 8 months of data will be required before we can make any meaningful deductions as to its ability to serve as an indicator


4. ACQUIRING RESOURCE COMMITMENTS FROM CONCEPT SCREENERS THAT WE BELIEVE WILL INSURE THE INTEGRITY AND QUALITY OF OUR COMMUNITY AND NETWORK OVER THE NEXT SEVERAL YEARS

In late 2000, we began recruiting Concept Screeners. As a result of these efforts, we recruited 7 concept screeners in 2001. To date, none of these Concept Screeners have been engaged to review prospective deals. However, several of these Screeners have provided deal flow and opportunities for us.


5. CONTINUE BUILDING OUT OUR MANAGEMENT TEAM WORLDWIDE TO ESTABLISH "STEWARDS" OF OUR BUSINESS MODEL ACROSS THE GLOBE

At the beginning of 2001, we acknowledged that to realize our model would require expanding the depth of our management team. To this end, we successfully recruited a Chairman with experience in managing a company of over 2,000 employees and 1 million customers. We also recruited a new audit committee member with a CPA license and 20 years of management experience. Our management addition in 2001 was our new Vice President of Corporate Image Development, a former manager with Disney who successfully founded two multimedia and advertising ventures. We are currently in negotiations with other prospective officers in the U.S., Europe and the Middle East. In January of 2002, our CFO resigned and was replaced on an interim basis by one of our audit committee members.


BUSINESS  MODEL

Our business model is based upon the same primary assumptions we have held since inception:

1) We assume that entrepreneurs, inventors, developers and other parties conceiving new ventures, products and solutions often expend a preponderance of their early efforts seeking cash investments to fund initial development activities. In most cases, these parties do not hold a comparative advantage in raising funds, structuring a new venture, developing a comprehensive and compelling business strategy and recruiting vendors that share a common commitment to the new venture or product.

2) By creating a critical mass of professional service providers across a broad range of disciplines and industries, and combining this experience with access to a library of licensed technologies, applications, code and other intellectual property, we believe a sufficiently large collection of intellectual capital can be developed. We also believe that once a large enough collection of these resources has been acquired and positioned for direct placement into development stage ventures, inventors and entrepreneurs pursuing unique concepts (Concept Sponsors) and engaging our approach to venture formation will stand to gain two key advantages over their competitors. First, we believe our system will decrease the time they will have to expend raising startup funding, since venture defining resources will be available for immediate use by those conceiving new ventures. According to our model and assumptions, this should increase the amount of effort Concept Sponsors can spend moving their ventures or products to the next stage of development. Second, we believe our system stands to increase both the quantity and quality of intellectual inputs during the earliest stages of venture development. Should this occur, we hope that founders of untested ventures and products engaging our approach will benefit from a reduction in economic risks.

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



INDUSTRY

THE  INTERNET  AND  VENTURE  FORMATION

The process of launching a new venture or product places a number of demands on entrepreneurs, inventors, developers and other parties pursuing new concepts in the earliest stages of venture formation. We believe that historically, many parties with novel concepts have been confronted with both limited available resources and limited access to qualified sources willing to supply cash, experience, technology or other inputs necessary to effectively pursue concept, product and venture development. According to a 1995 White House sponsored study, over 300,000 growing ventures and 50,000 startups in the U.S. are in need of equity funding each year. Still, by many accounts, the past half a decade has experienced an increase in transfers of financial capital from wealthy investors to venture funds and from venture funds to private, technology companies. Although retail investors and venture capital firms have recently been reminded of the substantial risks associated with investing in development stage companies, the relatively high likelihood of losing one's entire investment, we believe the actions of both of these groups provide a unique set of market opportunities. We believe that corresponding actions taken by traditional and emerging private equity sources over the past half-decade have also created a unique set of market opportunities. Our model seeks to benefit from these opportunities by attempting to address the needs and desires of a number of parties comprising the venture development value chain.

According to a joint report by 3I Group, Plc, $99 billion in private equity and venture capital was invested in North America in 1999, compared to just over $56 billion in 1998. During this same period, technology and Internet related ventures commanded an increasingly dominant share of both private equity capital and initial public offerings. In the wake of the collapse of the prices of publicly traded technology companies, and the simultaneous devaluation of private equity backed technology companies, we believe there is a great deal of uncertainty concerning the future prospects of many technology firms, both public and private. Some observers have suggested the rapid increases in technology investments over the past half decade has resulted in an "oversupply" of technology. As a result, we believe technology vendors, as well as professional service organizations servicing technology vendors, face more difficulty in converting their expertise and intellectual property into revenue than they may have faced two years ago. We believe these challenges may potentially benefit our business model by making certain companies more open to exchanging their expertise and technology for our common stock, as a means of diversifying market risk, broadening their potential sales outlets and continuing to participate in the development of untested solutions without having to risk material amounts of cash.

Prior to the widespread use and availability of the Internet amongst development stage companies, private and public equity concerns and the public at large, we believe the costs associated with exchanging information would have made global pursuit of our model highly unattractive. Even with advances in communications mediums, like the Internet, we believe private venture funds and other sources of private equity are confronted with a cost benefit dilemma which makes funding startup ventures less appealing than participating in larger transactions, either in an early stage of growth or an expansion stage. Our model is designed to reduce the risks of targeting early stage investments, by reducing cash requirements, to help mitigate the cost benefit dilemma.

PRINCIPAL  PRODUCTS,  SERVICES  AND  MARKETS


VENTURE  FORMATION  AND  NETWORK  ACCESS

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


DSTAGE  INDEXES

We also plan to develop a collection of proprietary indexes which track development stage activities as measured by certain groups of publicly traded companies. Our planned indexes are planned to be comprised of a Dstage 100, Dstage Bio Index, Dstage IT Index and a Dstage Advanced Index. The Dstage 100 will feature the top 100 public Dstage companies, as determined by our executive staff. The Dstage Bio Index will be a proprietary ranking of selected private biotechnology and life sciences firms. The Dstage IT Index will list a proprietary ranking of selected private Information Technology firms, while the Dstage Advanced Index will include proprietary rankings of selected private advanced products and materials firms.


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


COMPETITIVE  BUSINESS  CONDITIONS

COMPETITION

Nearly every business we plan to compete with is larger, more established, more experienced, better funded, and has higher brand-recognition than we do. Competition for Internet products and services is intense. As the market for B2B e-commerce grows, we expect that competition will intensify. Our plan anticipates competition coming both from existing competitors and new market entrants for various elements embodied in our planned services. These include companies that provide incubation services such as idealab! and eCompanies, Internet holding companies such as Internet Capital Group and CMGI, index providers such as Dow Jones and NASDAQ, research firms such as Jupiter Communications and vertical market companies such as e-Chemicals. Each of these competitors poses a threat to our business model, should we successfully launch the services we envision.

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

Research Firms: We believe the rapid growth of technology has led to an increase in demand for market intelligence, concerning services, markets, products and technologies. Most small companies do not have the resources available in-house to generate timely research on the issues and developments that are taking place daily in the information technology, life sciences and advanced materials segments. Companies such as Jupiter Communications and Forrester Research provide timely and trustworthy information analyzing consumer and market trends, the industry forecast, competitive landscape, and effective marketing and sales operations. In our opinion, these companies have extensive staff to provide research in a wide range of industries to help executives make informed business decisions.

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

CUSTOMER  DEPENDENCE

Sales to one customer, SunnComm, Inc., accounted for 100% of revenue in 2001. As a service provider to a wide range of companies, we do not anticipate relying on any large single customer for a majority of our business in 2002 or in future periods. However, there can be no assurance that a single customer will not account for the majority of our business in any future period.

INTELLECTUAL  PROPERTY

We intend to gain access to a broad range of Intellectual Property, using shares of our common stock as payment. In addition, we continue to approach certain ventures, whose continued existence is highly questionable (Reverse Incubation Candidates), and propose exchanging certain rights to their intellectual property for shares of our common stock. From time to time, we plan to register or acquire domain names that we believe may be useful to our Concept Sponsors or us in the future.

In December of 2001, we executed an expanded agreement with SunnComm, Inc. under which we received rights to a number of Copy Protection Technologies developed by SunnComm. Some of these rights contain royalty payment schedules and some do not. In exchange for the license, we issued 2,000,000 shares of our common stock in a transaction valued at $4,000,000 for negotiating purposes. For accounting purposes, the license was recorded at a nominal value of $2,000, and booked as an asset under the caption, "Licensed Technology"

In November of 2001, we agreed to issue 270,000 shares of our common stock in exchange for three licenses to deploy an interactive database of OTCBB data from DataStand Technologies, Inc. For accounting purposes, two of the licenses were recorded at a minimal value. The third license was recorded at $0.40 per share, or $36,000, and booked as an asset under the caption, "Licensed Technology."

In June of 2001 we acquired an exclusive license for an e-commerce backend technology developed by Netoy.com, Inc, a company controlled by a related party. Although the transaction was negotiated for $100,000, we recorded it at the same price used for other stock transactions entered into during the second quarter of 2001, $1.15 per share, or $19,167. We expensed this technology as a research and development charge in 2001.

On August 11, 2000, we entered into an agreement with NVST.com whereby NVST.com agreed to provide a license, development, and hosting services in exchange for 107,000 common shares of the Company. The Company expenses all costs associated with acquiring technologies in developing its application until a functional prototype has been developed. As a result, we expensed $107,000, as a research and development cost, which we believe may contribute to the online venture formation environment we have planned. In 2001, we decided that the application we had licensed would best be suited for use in an online exchange we are developing for OTCBB companies.

On August 4, 2000, we issued 100,000 shares of our common stock, priced at $1.00 per share for a total value of $100,000, to Trainingscape.com, Inc. in exchange for future co-development of online training courses we believe will assist our Concept Affiliates and Concept Sponsors, discounts on speaker bureau fees and rights to resell other Trainingscape.com courses. In December of 2001 we expensed $100,000 of the prepaid services related to our rights under this agreement, as the services had not been used within a timely manner, in accordance with our accounting policies. The $100,000 expense was charged to research and development in 2001.

On March 24, 2000, we applied to register the name "DSTAGE" with the United States Patent and Trademark Office "USPTO". A non-final action was mailed on August 31, 2000 and the application was approved for publication for opposition by the examining attorney on February 16, 2001. On September 4, 2001, the application was published for opposition in the USPTO's Official Gazette. On November 27, 2001, a notice of allowance was mailed to us from the USPTO. We have submitted a statement of use to the USPTO and expect our trademark "DSTAGE" to receive a registration certificate sometime during 2002.


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

With the projected boom in the Internet, state and local jurisdictions would lose $8 billion in tax revenues annually by 2004, according to Forrester Research in Cambridge, Mass. Internet retailers say they are subject to the same rules applying to mail order firms, which collect sales taxes only in states in which they have operations. The current legislation would prevent states and localities from targeting Internet sales for additional taxes. As Internet sales heat up, the issue is bound to grow in importance. In 1999, consumers spent about $20.3 billion online, according to Forrester. By 2004, an estimated 7% of U.S. retail sales are projected to be made using the Net, compared with roughly 2% in 2000.

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

EFFECTS  OF  GOVERNMENT  REGULATIONS  ON  BUSINESS
GOVERNMENT  REGULATION;  LEGAL  UNCERTAINTIES

In the United States and most countries in which we plan to conduct our major operations, we are not currently subject to direct regulation other than pursuant to laws applicable to businesses generally. Adverse changes in the legal or regulatory environment relating to the interactive online services, venture formation and Internet industry in the United States, Europe, Japan or elsewhere could have a material adverse effect on our business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunication regulation, access charges, encryption standards, content regulation, consumer protection, intellectual property, privacy, electronic commerce, and taxation, among others, are now under consideration. We are unable at this time to predict which, if any, of such proposals may be adopted and, if adopted, whether such proposals would have an adverse effect on our business, financial condition and operating results.

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



EFFECTS  OF  COMPLIANCE  WITH  GOVERNMENT  REGULATION

We will be subject to various federal, state and local laws, rules and regulations affecting our affiliates and operations. We and each of our potential partners may be subject to various licensing regulation and reporting requirements by numerous governmental authorities which may include Internet (domestic and worldwide) oversight regulations, production, manufacturing, OSHA, securities, banking, insurance, building, land use, industrial, environmental protection, health and safety and fire agencies in the state or municipality in which each business is located. Difficulties in obtaining or failures to obtain the necessary approvals, licenses or registrations, and unforeseen changes in government regulations directly affecting the Internet could delay or prevent the development or operation of a given business.


RESEARCH  AND  DEVELOPMENT

Our research and development process centers primarily around the development of approaches and systems, which we believe, will improve the new venture formation process. We hope to develop services and infrastructure that will provide an environment that can substantially improve a company's time-to-market and potential for success. In 2000, we issued 107,000 shares of our common stock, priced at $1.00 per share for a total value of $107,000, to NVST.com, Inc. As a result, we expensed $107,000, as a research and development cost in 2000. On August 4, 2000, we issued 100,000 shares of our common stock, priced at $1.00 per share for a total value of $100,000, to Trainingscape.com, Inc. in exchange for future co-development of online training courses we believe will assist our Concept Affiliates and Concept Sponsors, discounts on speaker bureau fees and rights to resell other Trainingscape.com courses. In December of 2001, we impaired $100,000 related to the rights granted to us under the Trainingscape agreement. In June of 2001 we acquired an exclusive license to an e-commerce backend technology developed by Netoy.com, Inc, a company controlled by a related party. Although the transaction was negotiated for $100,000, we recorded it at the same price used for other stock transactions entered into during the second quarter of 2001, $1.15 per share, or $19,167. We expensed this technology as a research and development charge in 2001, since it was acquired from a related party.


COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

As a provider of incubation, research, vertical marketing and market index services for development stage businesses, we do not expect any compliance issues with environmental laws.


EMPLOYEES

None of our current executive officers or other personnel currently receives cash compensation for their services. As a result, the company monitors the amount of time devoted by each executive officer and other personnel engaged as independent contractors. Part of this process involves determining how many executive officers and other personnel engaged as independent contractors have performed over 525 hours of service within a given quarter and how many have performed less than 525 hours of service within a given quarter. As of the year and quarter ended December 31, 2001, 3 of our executive officers were determined to have performed over 525 hours of service within the quarter. At such time, 2 of these executive officers were based in Denver, Colorado and 1 was based in Massapequa, New York. As of the quarter ended December 31, 2001, 9 other personnel, including 4 executive officers, 4 directors and 1 manager, contributed less than 525 hours of service within the quarter. Of the 4 executive officers contributing less than 525 hours within the quarter ended December 31, 2001, 1 was based in Hong Kong, 1 was based in the London, England, 1 was based in San Francisco, California and 1 was based in Middletown, New York. Of the 4 directors contributing less than 525 hours within the quarter ended December 31, 2001, 2 were based in Indianapolis, Indiana, 1 was based in Denver, Colorado and 1 was based in Bernardsville, New Jersey. The remaining independent contractor, a manager, performing less than 525 hours of service was based in Denver, Colorado.

REPORTS  TO  SECURITY  HOLDERS

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1- 800-SEC-0330.

The SEC maintains and Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information, once we complete our filing, will be available at http://www.sec.gov. Links to such information are also available on our web site at www.dstage.com.


ITEM  2.  DESCRIPTION  OF  PROPERTIES

Our corporate headquarters were located at 1600 Broadway, Suite 2400, Denver, Colorado 80202. Our lease at this location expired on June 30, 2001 and we did not renew it. Instead, we rented the facility on a month to month basis through November of 2001. We still receive official mail and have our phones answered at this location, but no longer occupy a physical office there. We are currently in discussions to secure a new physical location more suited to our needs. The Company owns computer equipment, software, and office furniture that are in good condition.

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



ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.




ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "DSTG". The following table reflects the high and low bid, ask and sales price per share of Common Stock as quoted from the OTCBB transactions for each period indicated.


Year Ended. . . .      Bid         Ask     Close Price
December 31, 2001  High  Low   High   Low   High  Low

First Quarter . .  N/A   N/A   N/A    N/A   N/A   N/A
------------------------------------------------------
Second Quarter. .  5.45  0.27  6.50  5.05  6.00  5.06
------------------------------------------------------
Third Quarter . .  4.00  1.10  6.00  1.50  6.00  1.19
------------------------------------------------------
Fourth Quarter. .  2.15  0.35  3.00  0.75  1.95  0.36
------------------------------------------------------


On March 26, 2002, there were 87 holders of record of our Common Stock. However, we estimate there are 2,287 beneficial owners of our Common Stock.

As of March 26, 2002 a share of our Common Stock was $0.88 on the OTCBB. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

As of March 26, 2002, there were 12,089,052 shares of Common Stock outstanding.

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain cash earnings, if any, to support expansion, and do not anticipate paying any cash dividends for the foreseeable future. Should we ever produce sufficient earnings as a result of gains in securities of Concept Affiliates we develop, our Board of Directors, after taking into account our earnings, capital requirements, financial condition and other factors, has the discretion to distribute such securities to our shareholders as property dividends.


SALE  OF  UNREGISTERED  SECURITIES

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

Date        Person(s) Receiving                    Number of               Description, Exemption
            Shares                                 Shares                  Supporting Facts
10/29/99    BulletProof Business Plans, Inc.. . . . . . . .  250,000  Issued for $5,000 cash.  Shares issued are exempt and are considered to be restricted
                                                                      pursuant to Rule 144 under the Securities Act
                                                                      of 1933, as amended.
10/29/99    BulletProof Business Plans, Inc.. . . . . . . .  500,000  Issued for $10,000 cash.  Shares issued are exempt and are considered to be restricted
                                                                      pursuant to Rule 144 under the Securities Act
                                                                      of 1933, as amended.
10/30/99    BulletProof Business Plans, Inc.. . . . . . . .  363,288  Issued as consideration for reimbursement of expenses in the amount of $7,266 paid on
                                                                      behalf of the Company. Shares issued are
                                                                      exempt and are considered to be restricted
                                                                      pursuant to Rule 144 under the Securities Act
                                                                      of 1933, as amended.
11/22/99    BulletProof Business Plans, Inc.. . . . . . . .  229,217  Issued as consideration for reimbursement of expenses paid in the amount of $4,584 on
                                                                      behalf of the Company. Shares issued are
                                                                      exempt and are considered to be restricted
                                                                      pursuant to Rule 144 under the Securities Act
                                                                      of 1933, as amended.
11/22/99    BulletProof Business Plans, Inc.. . . . . . . .  250,000  Issued as consideration for convertible notes payable.  Shares issued are exempt and are
                                                                      considered to be restricted pursuant to Rule
                                                                      144 under the Securities Act of 1933, as
                                                                      amended.
11/29/99    H. Chen. . . . . . . . . . . . . . . . . . . .   250,000  Issued as consideration for services rendered
                                                                      to the Company. Shares issued are exempt
                                                                      and are considered to be restricted pursuant ,
                                                                      to Rule 144 under the Securities Act of 1933
                                                                      as amended.
11/29/99    K. LaPoure . . . . . . . . . . . . . . . . .. .  250,000  Issued as consideration for services rendered to the Company. Shares issued are exempt
                                                                      and are considered to be restricted pursuant
                                                                      to Rule 144 under the Securities Act of 1933,
                                                                      as amended.
11/29/99    L. Xie . . . . . . . . . . . . . . . . . . .  .  250,000  Issued as consideration for services rendered to the Company. Shares issued are exempt
                                                                      and are considered to be restricted pursuant
                                                                      to Rule 144 under the Securities Act of 1933,
                                                                      as amended.
11/29/99    Stacie Perrault. . . . . . . . . . . . . . . ..  100,000  Issued as consideration for services rendered to the Company. Shares issued are exempt
                                                                      and are considered to be restricted pursuant
                                                                      to Rule 144 under the Securities Act of 1933,
                                                                      as amended.
11/29/99    S. Perrault. . . . . . . . . . . . . . . . . .   500,000  Issued as consideration for services rendered
                                                                      to the Company. Shares issued are exempt
                                                                      and are considered to be restricted pursuant
                                                                      to Rule 144 under the Securities Act of 1933,
                                                                      as amended.
11/29/99    S. Perrault. . . . . . . . . . . . . . . . . . . 500,000  Issued as consideration for services rendered to the Company. Shares issued are exempt
                                                                      and are considered to be restricted pursuant
                                                                      to Rule 144 under the Securities Act of 1933,
                                                                      as amended.
11/29/99    S. Perrault. . . . . . . . . . . . . . . . . . . 500,000  Issued as consideration for services rendered to the Company. Shares issued are exempt
                                                                      and are considered to be restricted pursuant
                                                                      to Rule 144 under the Securities Act of 1933,
                                                                      as amended.
                                                                      as amended.
11/29/99    Workforce International LLC. . . . . . . . . . . 250,000  Issued as consideration for consulting services rendered to the Company. Shares
                                                                      issued are exempt and are considered to be
                                                                      restricted pursuant to Rule 144 under the
                                                                      Securities Act of 1933, as amended.
12/27/99    BulletProof Business Plans, Inc. . . . . . . . .   42,064  Issued as consideration for reimbursement of
                                                                      expenses in the amount of $841paid on
                                                                      behalf of the Company. Shares issued are
                                                                      exempt and are considered to be restricted
                                                                      pursuant to Rule 144 under the Securities Act
                                                                      of 1933, as amended.
12/27/99    BulletProof Business Plans, Inc. . . . . . . . .  200,000 Issued as consideration for reimbursement of expenses in the amount of
                                                                      $4,000 paid on behalf of the Company.
                                                                      Shares issued are exempt and are
                                                                      considered to be restricted pursuant to Rule
                                                                      144 under the Securities Act of 1933, as
                                                                      amended.

Date        Person(s) Receiving                    Number of               Description, Exemption
            Shares                                 Shares                  Supporting Facts

6/17/ 00 to. .  Various Parties                       10,835              We received $10,835 in cash from a
 8/11/00                                                                  Regulation D, 504 private placement
                                                                          offering that we underwent between June
                                                                          17, 2000 and August 11, 2000.
6/17/00 to .   Outside Vendors                       195,000              Issued as consideration for prepaid
  8/11/00                                                                 services to the Company.  Shares issued
                                                                          are exempt under Regulation D, 504
                                                                          private placement offering that we
                                                                          underwent between June 17, 2000 and
                                                                          August 11, 2000.  The services for which
                                                                          we issued shares include consulting, SEC
                                                                          compliance, development and marketing.
6/17/00 to .. . Various Parties                        4,630              Issued as consideration for reimbursement
 8/11/00                                                                  of expenses in the amount of $4,630 paid
                                                                          on behalf of the Company. Shares issued
                                                                          are exempt and are considered to be
                                                                          restricted pursuant to Rule 144 under the
                                                                          Securities Act of 1933, as amended.
 8/1/00        GoTo-MD, Inc.                          50,000              Issued as consideration with
                                                                          the Investment of GOTO-MD, Inc. Shares
                                                                          issued are exempt under Regulation D,
                                                                          504 private placement offering that we
                                                                          underwent between June 17, 2000 and
                                                                          August 11, 2000.

8/2/00    BulletProof Business Plans, Inc.. . . . .  15,000               Issued for $15,000 cash. Issued as
                                                                          consideration for convertible notes
                                                                          payable. Shares issued are exempt under
                                                                          Regulation D
                                                                          offering that we underwent between June
                                                                          17, 2000 and August 11, 2000.
8/8/00    AmeriBank Card Services,. . . . . . . . .  10,000               Issued as consideration in connection with
                                                                          the Investment of AmeriBank Card
                                                                          Services, Inc. Shares issued are exempt
                                                                          under Regulation D, 504 private
                                                                          placement offering that we underwent
                                                                          between June 17, 2000 and August 11, 2000.
 8/11/00    NVST.com, Inc.. . . . . . . . . .       107,000               Issued as consideration in connection for prepaid
                                                                          services to the Company. Shares issued
                                                                          are exempt under Regulation D, 504
                                                                          private placement offering that we
                                                                          underwent between June 17, 2000 and
                                                                          August 11, 2000.
 9/25/00    GoTo-MD, Inc. . . . . . . .            650,000                Issued as consideration in connection with
                                                                          the Investment of GOTO-MD, Inc. Shares
                                                                          issued are exempt and are considered to
                                                                          be restricted pursuant to Rule 144 under
                                                                          the Securities Act of 1933, as amended.
1/01/00 to. Various   Executive Officers,. . . .   89,000                 Issued as deferred compensation to
12/31/00    Directors and Controlling Parties . . . . .                   executive officers, directors and dates
                                                                          Directors and controlling parties. Shares
                                                                          issued are exempt and are considered to
                                                                          be restricted pursuant to Rule 144 under
                                                                          the Securities Act of 1933, as amended.
1/31/01    Frank Maresca . . . . . . . . . . . . .  1,248                 Issued as consideration for reimbursement
                                                                          of expenses paid on behalf of the
                                                                          Company. Shares issued are exempt and
                                                                          are considered to be restricted pursuant to
                                                                          Rule 144 under the Securities Act of 1933
                                                                          as amended.
 1/1/01    John F. Bronzo. . . . . . . . . . . .   11,111                 Issued as consideration for services to be
                                                                          rendered to the Company in the future.
                                                                          Shares issued are exempt and are
                                                                          considered to be restricted pursuant to
                                                                          Rule 144 under the Securities Act of 1933,
                                                                          as amended.
1/1/01    Laura J. Bronzo. . . . . . . . . . . . . 11,111                 Issued as consideration for services to be
                                                                          rendered to the Company in the future.
                                                                          Shares issued are exempt and are
                                                                          considered to be restricted pursuant to
                                                                          Rule 144 under the Securities Act of 1933,
                                                                          as amended.
1/2/01    Alex Handel. . . . . . . . . . . . . . . 11,111                 Issued as consideration for services to be
                                                                          rendered to the Company in the future.
                                                                          Shares issued are exempt and are
                                                                          considered to be restricted pursuant to
                                                                          Rule 144 under the Securities Act of 1933,
                                                                          as amended.
1/6/01    Peter Bianchi. . . . . . . . . . . .     6,667                  Issued as consideration for services to
                                                                          be rendered to the Company in the future.
                                                                          considered to be restricted pursuant to
                                                                          Rule 144 under the Securities Act of 1933,
                                                                          as amended.

 2/2/01    Gail McGrath . . . . . . . . . . . .   11,111                  Issued as consideration for services to be
                                                                          rendered to the Company in the future.
                                                                          Shares issued are exempt and are
                                                                          considered to be restricted pursuant to
                                                                          Rule 144 under the Securities Act of 1933,
                                                                          as amended.
2/20/01    Laura Pinsky . . . . . . . . . . . .   2,222                   Issued as consideration for services to be
                                                                          rendered to the Company in the future.
                                                                          Shares issued are exempt and are
                                                                          considered to be restricted pursuant to
                                                                          Rule 144 under the Securities Act of 1933,
                                                                          as amended.
2/22/01    John Sable . . . . . . . . . . . . . . 11,111                  Issued as consideration for services to be
                                                                          rendered to the Company in the future.
                                                                          Shares issued are exempt and are
                                                                          considered to be restricted pursuant to
                                                                          Rule 144 under the Securities Act of 1933,
                                                                          as amended.
2/22/01    John Gadeken . . . . . . . . . . . ..  11,111                  Issued as consideration for services to be
                                                                          rendered to the Company in the future.
                                                                          Shares issued are exempt and are
                                                                          considered to be restricted pursuant to
                                                                          Rule 144 under the Securities Act of 1933,
                                                                          as amended.

Date        Person(s) Receiving                    Number of               Description, Exemption
            Shares                                 Shares                  Supporting Facts
2/20/01    Sagacorp, Inc. . . . . . . . . . . . . . . .  15,000  Issued as consideration for services to be rendered to the Company in the future.
                                                                 Shares issued are exempt and are
                                                                 considered to be restricted pursuant to ,
                                                                 Rule 144 under the Securities Act of 1933
                                                                 as amended.
2/27/01    Jeffrey Gill . . . . . . . . . . . . . . . .  11,111  Issued as consideration for services to be rendered to the Company in the future.
                                                                 Shares issued are exempt and are
                                                                 considered to be restricted pursuant to
                                                                 Rule 144 under the Securities Act of 1933,
                                                                 as amended.
 3/2/01    Richard Johnson. . . . . . . . . . . . . . .   6,667  Issued as consideration for services to be
                                                                 rendered to the Company in the future.
                                                                 Shares issued are exempt and are
                                                                 considered to be restricted pursuant to ,
                                                                 Rule 144 under the Securities Act of 1933
                                                                 as amended.
3/12/01    John Chatburn. . . . . . . . . . . . . . . .  11,111  Issued as consideration for services to be rendered to the Company in the future.
                                                                 Shares issued are exempt and are
                                                                 considered to be restricted pursuant to
                                                                 Rule 144 under the Securities Act of 1933,
                                                                 as amended.
3/12/01    John Chatburn. . . . . . . . . . . . . . . .  40,000  Issued as consideration for services to be rendered to the Company in the future.
                                                                 Shares issued are exempt and are
                                                                 considered to be restricted pursuant to
                                                                 Rule 144 under the Securities Act of 1933,
                                                                 as amended.
3/28/01    David Baird. . . . . . . . . . . . . . . . .   2,000  Issued as consideration for services to be
                                                                 rendered to the Company in the future.
                                                                 Shares issued are exempt and are
                                                                 considered to be restricted pursuant to
                                                                 Rule 144 under the Securities Act of 1933,
                                                                 as amended.
 6/3/01    Eagle Consulting Group, Inc. . . . . . . . .  41,667  Issued as consideration for services to be rendered to the Company in the future.
                                                                 Shares issued are exempt and are
                                                                 considered to be restricted pursuant to
                                                                 Rule 144 under the Securities Act of 1933,
                                                                 as amended.
6/12/01    Eagle Consulting Group, Inc. . . . . . . . .  10,000  Issued as consideration for services to be considered to be restricted pursuant to ,
                                                                 Rule 144 under the Securities Act of 1933
                                                                 as amended.
6/27/01     Zucker  -  Staub,  Ltd.                       1,250  Issued  as  consideration  for
                                                                 services  to  be
                                                                 rendered  to  the  Company  in  the  future.
                                                                 Shares  issued  are  exempt  and  are
                                                                 considered  to  be  restricted  pursuant  to
                                                                 Rule  144  under  the  Securities  Act  of  1933,
                                                                 as  amended.
6/27/01     Dynamic Plan Applications                    51,500  Issued as consideration for
services  to  be
                                                                 rendered  to  the  Company  in  the  future.
                                                                 Shares  issued  are  exempt  and  are
                                                                 considered  to  be  restricted  pursuant  to
                                                                 Rule  144  under  the  Securities  Act  of  1933,
                                                                 as  amended.
6/28/01     Bentley  House  Furniture                1,000,000  Issued  as consideration for  a  49  year
                                                                Company  lease  of  property  and  equipment  Shares
                                                                issued  are  exempt  and  are  considered  to
                                                                be  restricted  pursuant  to  Rule  144  under
                                                                the  Securities  Act  of  1933,  as  amended.
6/30/01     2Animate,  Inc.                             16,857  Issued  as consideration for services to  be
                                                                 rendered  to  the  Company  in  the  future.
                                                                 Shares  issued  are  exempt  and  are
                                                                 considered  to  be  restricted  pursuant  to  ,
                                                                 Rule  144  under  the  Securities  Act  of  1933
                                                                 as  amended.
6/30/01    Netoy, Inc.. . . . . . . . . . . . . . . . . 16,667  Issued as consideration for technology license granted to the Company. Shares
                                                                issued are exempt and are considered to
                                                                be restricted pursuant to Rule 144 under
                                                                the Securities Act of 1933, as amended.
 7/2/01    Gilbert Serrano. . . . . . . . . . . . . . .   15,000  Issued as consideration for services to be
                                                                rendered to the Company in the future.
                                                                Shares issued are exempt and are
                                                                considered to be restricted pursuant to
                                                                Rule 144 under the Securities Act of 1933,
                                                                as amended.
 8/2/01    Governetz Limited. . . . . . . . . . . . . .    3,500  Issued as consideration for services to be
                                                                rendered to the Company in the future.
                                                                Shares issued are exempt and are
                                                                considered to be restricted pursuant to
                                                                Rule 144 under the Securities Act of 1933,
                                                                as amended.
 8/6/01    US Consults. . . . . . . . . . . . . . . . .   13,333  Issued as consideration for services to be
                                                                rendered to the Company in the future.
                                                                Shares issued are exempt and are
                                                                considered to be restricted pursuant to
                                                                Rule 144 under the Securities Act of 1933,
                                                                as amended.
 8/8/01    ISPEX.com, Inc.. . . . . . . . . . . . . . .  329,300  Issued as consideration for services to be rendered to the Company in the future.
                                                                Shares issued are exempt and are
                                                                considered to be restricted pursuant to
                                                                Rule 144 under the Securities Act of 1933,
                                                                as amended.
8/23/01    Trinity Financial Services . . . . . . . . .    7,500  Issued as consideration for services to be
                                                                rendered to the Company in the future.
                                                                Shares issued are exempt and are
                                                                considered to be restricted pursuant to
                                                                Rule 144 under the Securities Act of 1933,
                                                                as amended.
8/23/01    Bronco Mountain Enterprises. . . . . . . . .   68,250  Issued as consideration for services to be
                                                                rendered to the Company in the future.
                                                                Shares issued are exempt and are
                                                                considered to be restricted pursuant to ,
                                                                Rule 144 under the Securities Act of 1933
                                                                as amended.

Date        Person(s) Receiving                    Number of               Description, Exemption
            Shares                                 Shares                  Supporting Facts
9/12/01     Family Assets, Inc.                      500,000     Issued as consideration for services to be rendered to
                                                                 future. Shares issued are exempt and are considered to be
                                                                 restricted pursuant to Rule  144  under  the  Securities
                                                                 Act  of  1933,  as  amended.
9/18/01     Glenn C. Faust                            17,333     Issued as consideration for services to be rendered to the future. Shares issued are exempt and are considered to be
                                                                 restricted pursuant to Rule  144  under  the  Securities
                                                                 Act  of  1933,  as  amended.
9/18/01     Penny King Holdings Corp.                108,333     Issued as consideration for services to be rendered to the future. Shares issued are exempt and are considered to be
                                                                 restricted pursuant to Rule  144  under  the  Securities
                                                                 Act  of  1933,  as  amended.
10/4/01     George Ulrich                             97,500     Issued as consideration for services to be rendered to the future. Shares issued are exempt and are considered to be
                                                                 restricted pursuant to Rule  144  under  the  Securities
                                                                 Act  of  1933,  as  amended.
10/8/01     Jim Weeks                                 17,333     Issued as consideration for services to be rendered to the Comp future. Shares issued are exempt and are considered to be
                                                                 restricted pursuant to Rule  144  under  the  Securities
                                                                 Act  of  1933,  as  amended.
11/2/01     DataStand                                270,000     Issued as consideration for technology licenses granted to the C
                                                                 Shares  issued  are  exempt and are considered to be restricted pursuant to Rule 144  under  the  Securities  Act  of  1933,  as amended.

12/31/01     Sunncomm, Inc.                        2,000,000     Issued as consideration for technology license granted to the issued are exempt and are considered to be restricted pursuant to
                                                                 Rule 144 under the  Securities  Act  of  1933,  as  amended.


During 2000, we issued convertible notes payable in an approximate principal amount of $39,680 to our largest shareholder, BulletProof Business Plans, Inc. As of December 31, 2000, $35,000 of the outstanding notes payable was converted into 1,015,000 shares of the Company's common stock. During 2001, we issued an additional $25,320 of convertible notes payable to BulletProof. In the third quarter of 2001, BulletProof forgave all of the notes payable we had outstanding, along with all accrued interest.

ITEM  6.  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to statements concerning our business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters which are "forward-looking statements" as that term is defined under the Federal Securities Laws. All statements, other than historical financial information, may be deemed to be forward-looking statements. The words "believes", "plans", "anticipates", "expects", and similar expressions herein are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Forward-looking statements include, but are not limited to, those discussed in "Factors That May Affect Future Results," and elsewhere in this report, and the risks discussed in the Company's other SEC filings.

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company's financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.


RESULTS  OF  OPERATIONS

FISCAL  2001  COMPARED  TO  FISCAL  2000

REVENUE


                    CUMULATIVE DURING
                       DEVELOPMENT             YEAR ENDED DECEMBER 31,
                         STAGE             2001         2000          % CHANGE
------------------------------------------------------------------------------
Net revenues      .     $53,608           $53,500       $108          49, 437%
                    ==========================================================



The increase in 2001 revenue compared to 2000 was entirely due to professional services billed to a single client, SunnComm, Inc. This client accounted for 100% of 2001 revenue and 100% of the increase in revenue from 2000 to 2001. Although the percentage increase in revenue from 2000 to 2001 is substantial quantitatively, the total dollar amount of revenue earned in 2001 is not.

There are important differences in the consideration received for services rendered in 2000 versus services rendered in 2001. In 2000, 100% of the services we provided were paid for using equity of the client we serviced. In 2001, 100% of the services we provided were paid for with cash. The business model we are pursuing anticipates a balance between these extremes, with most of our services being paid for with stock and certain services being paid for with cash. The ultimate balance we realize between sales settled with cash and sales settled with stock, if any future sales are realized, will have a material impact on our results of operations, operating cash flow, and the degree to which our earnings, revenues and costs fluctuate from period to period. This is due in part to the complexities of transactions settled in equity. This complexity is accentuated by our focus on early stage companies, whose securities are privately held, thinly traded, or quoted on mediums that make valuation highly subjective.

To address these complexities, our accounting policies generally require us to record services issued in exchange for stock in early stage companies at a nominal value, since the stock issued generally has no readily determinable value. As a result, the extent to which we accept stock in exchange for services and technology we render to privately held, early stage clients will directly impact our future results. In 2002, we intend to pursue opportunities to deliver services to such clients in exchange for cash, stock and a combination of stock and cash. It is anticipated that these agreements will typically involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. Similarly, it is expected that an hourly rate will be used to track contract progress. Professional services under all types of agreements except those involving contingent consideration are recognized as the services are performed.

Another important consideration regarding the balance between services settled in cash and services settled in the client's stock is our ability to cover operating expenses we are required to settle in cash. Our primary business focus is not on generating revenue. Instead, our focus is on acquiring equity interests in promising companies we believe will create capital appreciation for our shareholders. Despite this focus, operating activities that result in cash revenue can play an important role in our ability to meet cash requirements. This is especially true to the degree that we do not successfully secure External cash financing to satisfy expenses we cannot satisfy using our common stock.


COST  OF  SERVICES


                  CUMULATIVE DURING
                     DEVELOPMENT                   YEAR ENDED DECEMBER 31,
                       STAGE             2001          2000         % CHANGE
------------------------------------------------------------------------------
Cost of Services     $  53,500        $  13,500      $  40,000       (66.25)%
                     =========================================================


Our cost of services are comprised principally of consulting services provided by contract individuals to our customers. Although the percentage increase in our gross margin from 2000 to 2001 is substantial quantitatively, growing from (369.37%) in 2000 to 74.77% in 2001, the change in percentage gross margin is not qualitatively significant. Our cost of services in 2000, were applied against a single contract we received equity for. As a result of our accounting policies, the equity received was recorded at a nominal value of $108, compared to the fees we were charged for the project, $40,000. Also, 100% of cost of services in 2000 was composed of services we prepaid using our common stock. In 2001, 63% of cost of services was composed of cash expenditures we incurred to secure market research needed to perform a contract we were paid in cash for. In future periods, we expect the complexity of our model, which relies heavily on exchanges of our equity and exchanges of our clients' equities, to result in a lack of predictability and a great deal of volatility with regard to our Cost of Services and, therefore, our gross margin percentage.

SALES  AND  MARKETING


                         CUMULATIVE DURING
                            DEVELOPMENT           YEAR ENDED DECEMBER 31,
                              STAGE             2001        2000       % CHANGE
--------------------------------------------------------------------------------
Sales and Marketing      .  $  39,561        $  35,407    $  0            NM
                            ====================================================

Sales and marketing expenses consisted of advertising, promotional materials and public relations expenses. The increase in sales and marketing expenses from 2000 to 2001 is explained primarily by press releases over wire services, development of our Internet site, development of our interactive CD-ROM, subscription to a marketing data service and certain expenses relating to a meeting we held in Breckenridge, Colorado. Of our total sales and marketing expenses incurred in 2001, approximately 47%, or $16,600, was initially prepaid for using our common stock. The balance of these expenses, or approximately $18,807, was paid for with cash.

In 2002, we hope to substantially increase our sales and marketing efforts and, therefore expect our sales and marketing expenses to increase. Whereas our sales and marketing activities in 2001 were directed primarily at developing our corporate image and communicating key events, we plan to promote certain professional services we offer in 2002, in addition to expanding the scope of our image development efforts.


RESEARCH  AND  DEVELOPMENT

                         CUMULATIVE DURING
                            DEVELOPMENT           YEAR ENDED DECEMBER 31,
                              STAGE             2001        2000       % CHANGE
--------------------------------------------------------------------------------
Research and Development   $ 251,621        $   132,997   $ 117,040     13.63%
                           =====================================================

Research and development expenses consist primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we hold rights to and intend to use in the future to meet our internal needs or the needs of ventures we may invest these technologies with. The increase in 2001 research and development expenses compared to 2000 is primarily due to expensing our rights to certain technology rights we purchased from Trainingscape in 2000, $100,000, or 75.19% of 2001 research and development expenses. Our management periodically reviews capitalized technology and prepaid services we acquire to insure that they have been invested or used within a reasonable period of time. Although the potential technology rights we initially acquired were enhanced by the development of new courses by Trainingscape in 2001, we had not invested the resource or used it by year's end. The other event that resulted in an increase in research and development in 2001 was our acquisition of an exclusive license to an e-commerce backend technology developed by Netoy.com, Inc. We expensed this technology. Although the transaction was negotiated for $100,000, we recorded it at the same price used for other stock transactions entered into during the second quarter of 2001, $1.15 per share, or $19,167. Transactions settled with our common stock accounted for approximately 89.60% of our research and development expenses in 2001, compared to 100% of our research and development expenses in 2000.

GENERAL  AND  ADMINISTRATIVE


                         CUMULATIVE DURING
                            DEVELOPMENT           YEAR ENDED DECEMBER 31,
                              STAGE             2001        2000       % CHANGE
--------------------------------------------------------------------------------
General and Administrative  $ 667,538        $  528,633    $  87,745    502.47%
                            ====================================================

General and administrative expenses consisted primarily of professional services, insurance, telephone, occupancy, travel and compliance related expenses. The increase in 2001 general and administrative expenses compared to 2000 is primarily due to expensing deferred compensation for Concept Screener and Concept Affiliate agreements secured in early 2001. In 2001, expensing deferred compensation accrued under these agreements accounted for approximately 51.29%, or $271,135, of our general and administrative expenses for the year. In 2001, services rendered by Concept Affiliates, officers and directors Accounted for approximately 35.36%, or $186,928, of our general and administrative expenses for the year. The increase in 2001 general and administrative expenses compared to 2000 is primarily due to an increase in the amount of services rendered to us by our officers, directors and Concept Affiliates. The remaining 12.45% is composed primarily of compliance related expenses, 3.35% or $17,711, insurance expense, 2.88% or $15,223, telephone expense, 2.68% or $14,177, occupancy expense, 2.24% or $11,842 and travel related expenses, 1.82% or $9,613. Compliance related expenses include legal, accounting and other charges related to filing our reports with the Securities and Exchange Commission. Of the $528,633 we expensed under the general and administrative caption in 2001, 85.92% or $454,179 were prepaid for using our common stock, $72,802 or 13.77% required settlement in cash, and $1,652 or 0.31% related to depreciation charges. We plan to utilize more professional services from our officers, directors and Concept Affiliates in 2001. Successfully engaging more of these resources will require growth in other general and administrative expenses, many of which can only be paid for using cash.


IMPAIRMENT  OF  LONG-LIVED  ASSETS  AND  IMPAIRMENT  OF  INVESTMENTS  IN  OTHER
COMPANIES



                         CUMULATIVE DURING
                            DEVELOPMENT           YEAR ENDED DECEMBER 31,
                              STAGE             2001        2000       % CHANGE
--------------------------------------------------------------------------------
Impairment of Assets      $ 1,215,838       $    1,215,838  $       0      NM
                          ======================================================

Impairment of Investments
in Other Companies        $   709,908       $            0  $ 709,908      NM
                          ======================================================



Our impairment policy requires management to review assets and investments for impairment on an ongoing basis. In the case of investments in other companies, this analysis combined with our other accounting policies is expected to have a material impact on our results of operations in future periods. Our accounting policies generally require us to record services issued in exchange for stock in early stage companies at a nominal value, since the stock issued generally has no readily determinable value. However, when we use our stock to effect investments in other companies, the bid price for our stock on the date of issuance is used to value the transaction initially. An impairment of this value is generally required to reduce the carrying amount on our books to a fair value.

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for approximately 24.51% of our $2,896,808 net loss, whereas impairment of long-lived assets accounts for has accounted for approximately 41.98% of our net loss since inception. Together, these two expense categories account for 66.49% of our net loss since inception.

The decrease in impairment of investments in other companies, from $709,908 in 2000 to $0 in 2001 was the result of making two investments in other companies using our common stock in 2000, GOTO-MD and Ameribank Card Services, versus making no investments in other companies using our common stock in 2001.

The increase in impairment of assets, from $0 in 2000 to $1,215,838 in 2001, is primarily the result of management's decision to fully impair our 49-year lease of a Philippines furniture factory. For accounting purposes, we recorded the transaction at $1.15 per share or $1,150,000. The 100% impairment of this asset accounts for 94.58%, $,1,150,000 of impairment in long-lived assets expense for 2001. The remaining 5.42% or $65,898 results from a general impairment expense recorded for our long-lived prepaid services, $25,000, and specific impairments of long-lived prepaid services in the amount of $40,838.

An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.


INCOME  TAXES

There is no current or deferred tax expense for the period from October 12, 1999 (inception) to December 31, 2000 due to net losses from operations by the Company. As of December 31, 2001 we had operating loss carryforwards of $2,896,808, compared to operating loss carryforwards of $1,021,125 as of December 31, 2000. The operating loss carryforwards expire beginning in 2019.


NET  LOSS


                         CUMULATIVE DURING
                            DEVELOPMENT           YEAR ENDED DECEMBER 31,
                              STAGE             2001        2000       % CHANGE
--------------------------------------------------------------------------------
Net income (loss)           ($2,896,808)  ($1,875,683)  ($954,329)      96.54%
Net income (loss) per share      ($0.39)       ($0.22)     ($0.14)      57.14%
                            ===================================================
Weighted average
shares outstanding            7,439,688     8,592,521   6,548,339       31.22%
                            ===================================================


We have incurred net losses from operations in each fiscal year since our inception. The overall increase in our loss from operations was approximately 96.54%, or $921,354. The changes in components of our net loss are important. Impairment of assets accounted for 64.82% of our net loss in 2001, whereas impairment of investments in other companies accounted for 74.39% of our net loss in 2000. We anticipate that impairments will continue to play a major role in our operating results in 2002 as well as in future periods. Although none of our impairment losses have consumed cash flow since inception, our ability to convert the assets, resources and technology we acquire into gains, and ultimately positive cash flow, will largely determine the viability of our business model. Similarly, to the degree that we have to issue more shares to acquire assets and resources that are later impaired and not readily recovered, such events will be dilutive to our existing shareholders.

General and administrative expenses accounted for a higher proportion of our net loss from in 2001 compared to 2000. In 2001, general and administrative expenses represented 28.18% of our net loss, whereas this caption represented 9.19% of our net loss in 2000. We anticipate that these expenses will continue to increase in 2002, as we engage more officers, directors and Concept
Affiliates. Similarly, we anticipate that the total dollar amount of general and administrative expenses requiring payment by cash will also increase in 2002. In 2001, 13.77% of our general and administrative expenses required payment in cash. To the extent that we are unable to secure additional external financing, and or increase the cash revenue generated by our operations, our results and ability to continue as an ongoing concern may be materially adversely affected.



LIQUIDITY  AND  CAPITAL  RESOURCES

We must successfully secure external cash financing to satisfy expenses we cannot satisfy using our common stock in 2002. In addition, we must successfully generate sufficient cash revenue to meet our operating cash requirements in 2002. Our working capital decreased substantially from Fiscal
2000 to Fiscal 2001. Working capital as of December 31, 2001 was ($7,069), compared to positive working capital of $127, 074 in 2000. The change in working capital reflects growth in current liabilities from $7,687 in 2000 to $103,320 in 2001, combined with a decrease in current assets, from $134,761 in 2000 to $96,251 in 2001. The increase in current liabilities in 2001 is primarily attributable to a $60,000 accrual for executive compensation expense, representing 58.07% of our current liabilities in 2001, compared to 0.00% of our current liabilities in 2000. None of our accrued executive compensation expense requires payment in cash.

Another change that resulted in the increase of our current liabilities was growth in accounts payable, from $0 in 2000 to $14,781 in 2001. Accounts payable represents approximately 14.31% of our current liabilities in 2001 compared to 0.00% of our current liabilities in 2000. All of our accounts payable require payment in cash. The remaining 27.62% of our 2001 current liabilities is primarily comprised of a note payable for our insurance coverage, $9,676 or 9.37%, services due to a related party, $9,500 or 9.19% and short-term demand advances due to a related party, $5,863 or 5.67%. Each of these components, with the exception of the services due to the related party, requires payment in cash.

The decrease in current assets in 2001 is primarily attributable to a $100,000 impairment of prepaid services associated with the Trainingscape technology rights we were granted in 2000. In addition, we expensed $25,000 of the total balance of our prepaid services at the end of 2001. None of these changes resulted in a decrease in cash flow. However, an increase in our prepaid expenses and deposits of $16,877 from a balance of $1,134 in 2000 to a balance of $18,011 in 2001 did have a negative impact on our net cash low. This increase was almost entirely the result of a deposit and loan for our insurance coverage in 2001. The change in our cash position, from $1,627 in 2000 to $10,624 in 2001, is primarily attributable to a cash prepayment we received for services, in the amount of $9,500, or 89.42% of our 2001 cash position.

Our primary source of capital since inception has been; the sale of stock to our majority shareholder, BulletProof Business Plans, Inc. ("BulletProof"), for $30,000 in cash, the sale of stock to BulletProof in exchange for expenses paid on our behalf in the amount of $16,691, the conversion of $25,000 in notes payable into common stock by BulletProof, and the forgiveness of $30,000 in notes payable by BulletProof. In addition, BulletProof provided a total of $39,333 in short-term demand advances and expenses paid on our behalf in 2001, of which we repaid $33,470 under these obligations, leaving balance due of $5,863 as of December 31,2001. In addition to this source of cash flow, our revenue in 2001, while insignificant as a total dollar amount, was a substantial source of cash given the limited cash requirements of our operations. In total, we received $53,500 in cash from sales in 2001, along with $9,500 in cash from prepayments for services, and $25,500 in additional paid-in-capital. Although we could easily meet our minimum cash requirements in 2002 were we to achieve this same level of cash revenue in 2002, there can be no assurance that we will generate any revenue in 2002. Furthermore, to realize the growth in our network of professional service providers and licensed technology our business model calls for, we will require far more cash than that which is required to meet our minimum needs.

In order to preserve cash, we have prepaid the services of our officers, directors and Concept Affiliates using our stock. Our ability to continue this model in the future is critical to our success and our ability to continue as an ongoing concern. In the fourth quarter of 2001, our stock was quoted at $0.35. However, our board had approved the issuance of shares to new Concept Affiliates at a negotiated value of $6.00 per share, although the bid price of $0.35 would be used to record any such transactions. As a result, our ability to negotiate new Concept Affiliate agreements in the fourth quarter of 2001 was adversely impacted. To the degree that our stock price does not recover, we may have difficulty securing new agreements with service providers, acquiring new technology and executing on our business model.

CAPITAL  EXPENDITURES

We require funding primarily for computer hardware and software, furniture, fixtures, and general working capital needs. Substantially all of our capital expenditures have been paid for by borrowing on convertible notes payable to our major shareholder and from the proceeds from our Private Placement. In 2002, we have budgeted approximately $10,000 for capital expenditures, although we have no commitments to make such expenditures.


MATERIAL  COMMITMENTS  FOR  CAPITAL  EXPENDITURES

While we have budgeted approximately $250,000 for working capital and operating expenditures in 2002, we have no material commitments for those expenditures. Our expected source of funds for these expenditures will be a combination of future revenues; the issuance of convertible notes payable and public or private stock offerings. In the event we do not receive enough proceeds from these sources, we will reduce our operating activity to coincide with the working capital available.

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

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

We operate in a rapidly changing business environment that involves several risks, many of which are beyond our control. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following.

Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of December 31, 2001 had an accumulated deficit of $2,896,808.


Our revenues, operating income or net income in the future are unpredictable. As a result of our limited operating history and the nature of the industries in which it competes, we are unable to accurately forecast revenues, operating income or net income. We anticipate continuing to incur significant operating expenses in the future. Our business strategy is designed to utilize professional services paid in our common stock in lieu of cash, which will permit us to operate under lower cash levels than traditional operations. Our current expense levels are based largely on the Company's efforts to develop its business model and pursue initial sales; therefore, current expense levels are not indicative of future expense levels. We can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.

Our quarterly results of operations may fluctuate widely. It is anticipated that future quarterly operating results could fluctuate significantly and that period-to-period comparisons of its results may not necessarily be meaningful or indicative of future results. There are many factors that may contribute to these quarterly fluctuations, some of which are beyond our control. Factors include, but are not limited to: (i) Charges for impairment of long-lived assets in future periods; (ii) Market acceptance of our ventures, services, and products; (iii) Economic conditions specific to the industry in which we operate; and (iv) General economic conditions. In the event that we are unable to continue our business model due to a major shift in the economy or some other unforeseen reason, we may have to adjust our business model to a more traditional reliance on cash consideration. This event could have an impact on net operating results by requiring us to obtain various loans to meet obligations. This could result in interest payments and other debt expenses.

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

We may experience adverse consequences in our efforts to avoid the investment company status. The Investment Company Act of 1940 provides a set of regulations for companies engaged in the business of investing, reinvesting, owning, holding or trading securities. Under the Investment Company Act, a company may be deemed an investment company if it owns investment securities with a value exceeding, 40% of its total assets, subject to certain exclusions and safe harbor provisions.

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

ITEM  7.  FINANCIAL  STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS

Independent  Auditors  Report                                             34
Balance  Sheets  as  of  December  31,  2001  and  2000                    35
Statements of Operations for the years ended December 31, 2001, 2000 and
Cumulative  During  Development  Stage                                     36
Statements of Stockholders' Equity for the period October 12, 1999
(Inception) to December 31, 2001                                           37
Statements of Cash Flows for the years ended  December 31, 2001, 2000 and
Cumulative  During  Development  Stage                                     38
Notes  to  Financial  Statements                                           40

INDEPENDENT  AUDITORS'  REPORT


To  the  Board  of  Directors
Dstage.com,  Inc.  (A  Development  Stage  Company)
Denver,  Colorado

We have audited the accompanying balance sheets of Dstage.com, Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended and the cumulative period October 12, 1999 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dstage.com, Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended and the cumulative period October 12, 1999 (Inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                     GORDON, HUGHES & BANKS, LLP

March  1,  2002
Greenwood  Village,  Colorado

                                DSTAGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                                            DECEMBER 31,
                                                                                                         2001          2000
ASSETS                                                                                                 (Audited)     (Audited)
Current assets:
Cash                                                                                                 $    10,624   $     1,627
Prepaid services (Note 3)                                                                                 67,616       132,000
Prepaid expenses and deposits           .                                                                 18,011         1,134
  Total current assets                                                                                    96,251       134,761

Computer equipment and software, net of depreciation                                                       3,716         3,282
Office furniture and equipment, net of depreciation        .                                               3,460         3,395
Prepaid services (Note3)                   .                                                             238,901        33,000
Investments in other companies, less impairment
  of $709,908 for 2001 and $709,908 for 2000                                                                 200           200
Licensed Technology              .                                                                        38,000             -
  Total assets                                                                                       $   380,528   $   174,638
                                                                                                     ==========================
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                                             $    78,281   $     3,007
Due to stockholders (Note 7)                                                                              15,363             -
Notes payable                       .                                                                      9,676             -
Note payable - stockholder (Note 8)                                                                            -         4,680
  Total current liabilities                                                                              103,320         7,687
                                                                                                         __    __    __________
Stockholders' equity:
Common stock, $.001 par value, Authorized 50,000,000 shares at
  December 31, 2001 and 2000: issued and outstanding 12,064,101 at December 31, 2001
  and 7,316,034 at December 31, 2000                                                                      12,064         7,316
Additional paid-in capital                                                                             4,211,961     1,247,840
(Deficit) accumulated during development stage                                                        (2,896,808)   (1,021,125)
Deferred Compensation (Note 10)                                                                       (1,050,009)      (67,080)

  Total stockholders' equity                                                                             277,208       166,951

  Total liabilities and stockholders' equity                                                         $   380,528   $   174,638
                                                                                                     ==========================


                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                            CUMULATIVE
                                              DURING
                                            DEVELOPMENT           DECEMBER 31,
                                               STAGE          2001            2000

Revenue:
  Professional services                    $     53,608   $      53,500   $      108

Operating expenses:

  Cost of services                               53,500          13,500       40,000

  Sales and marketing                            39,561          35,407            -

  Research and development       .              251,621         132,997      117,040

  General and administrative       .            677,538         528,633       87,745

  Impairment of assets                        1,215,838       1,215,838            -
  Impairment of investments in other
    companies       .                           709,908               -      709,908
Total operating expenses          .           2,947,966       1,926,375      954,693

Income (loss) from operations        .       (2,894,358)     (1,872,875)    (954,585)

  Other income (expense), net                    (2,450)         (2,808)         256


Net income (loss)             .            $ (2,896,808)  $  (1,875,683)  $ (954,329)
                                           ==========================================
Net income (loss) per share:
  Basic and diluted           .            $      (0.39)  $       (0.22)  $    (0.14)
                                           ==========================================
Weighted average shares used in computing
net income (loss) per share
  Basic and diluted                           7,439,688       8,592,521    6,548,339
                                           ==========================================

                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          COMMON               ADDITIONAL
                                                                                           STOCK                PAID IN
                                                                                          SHARES      AMOUNT    CAPITAL
Balance, October 12, 1999 (Inception). . . . . . . . . . . . . . . . . . . . . . . . .            -  $      -  $        -

Issuance of shares for cash at $.02 per share          . . . . . . . . . . . . . . . .    1,000,000     1,000      19,000
Issuance of shares for services at $.02 per share. . . . . . . . . . . . . . . . . . .    2,600,000     2,600      49,400
Issuance of shares for expense reimbursement at $.02 per share  .. . . . . . . . . . .      834,569       835      15,856

Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         -           -
Balance, December 31, 1999                .. . . . . . . . . . . . . . . . . . . . . .    4,434,569     4,435      84,256

Issuance of shares for conversion of notes payable at $.02 per share . . . . . . . . .    1,000,000     1,000      19,000
Issuance of shares for services at $.02 per share. . . . . . . . . . . . . . . . . . .      750,000       750      14,250
Issuance of shares for cash at $1.00 per share . . . . . . . . . . . . . . . . . . . .       10,835        11      10,824
Issuance of shares for conversion of notes payable at $1.00 per share. . . . . . . . .       15,000        15      14,985
Issuance of shares for expense reimbursement at $1.00 per share. . . . . . . . . . . .        4,630         4       4,626
Issuance of shares for services at $1.00 per share . . . . . . . . . . . . . . . . . .      107,000       107     106,893
Investment in other companies by Issuance of
                 Shares at $1.00 per share . . . . . . . . . . . . . . . . . . . . . .      710,000       710     709,290
Issuance of shares for prepaid services at $1.00 per share     . . . . . . . . . . . .      195,000       195     194,805
Issuance of shares for deferred compensation to officers,
directors and controlling parties at $1.00 per share . . . . . . . . . . . . . . . . .       89,000        89      88,911
Deferred compensation expensed

Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         -           -
Balance, December 31, 2000                .. . . . . . . . . . . . . . . . . . . . . .    7,316,034     7,316   1,247,840

Issuance of shares for expense reimbursement at $4.50 per share  . . . . . . . . . . .        1,248         1       5,616
Issuance of shares for prepaid services at $1.19 per share . . . . . . . . . . . . . .      337,208       337     400,407
Property & equipment lease by issuance of shares at $1.15 per share. . . . . . . . . .    1,000,000     1,000   1,149,000
Licensed technology by issuance of shares at $0.017 per share   .. . . . . . . . . . .    2,270,000     2,270      35,730
Issuance of shares for deferred compensation to officers, directors and
related parties at $1.16 per share . . . . . . . . . . . . . . . . . . . . . . . . . .    1,122,944     1,123   1,297,229
Issuance of shares for developed technology expensed at $1.15 per share. . . . . . . .       16,667        17      19,150
Forgiveness of debt by shareholder . . . . . . . . . . . . . . . . . . . . . . . . . .            -         -      31,489
Related party services paid for by shareholder . . . . . . . . . . . . . . . . . . . .            -         -      25,500
Deferred compensation expensed . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         -           -

Net (loss)                        .. . . . . . . . . . . . . . . . . . . . . . . . . .            -         -           -
Balance, December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,064,101   $12,064  $4,211,961
                                                                                      ===================================

                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (continued)

                                                                          ACCUMULATED
                                                                           (DEFICIT)
                                                                           DURING THE
                                                                           DEVELOPMENT   DEFERRED
                                                                             STAGE      COMPENSATION     TOTAL
Balance, October 12, 1999 (Inception)                                       $       -      $      -      $       -

Issuance of shares for cash at $.02 per share          . . . . . . . . .            -             -         20,000
Issuance of shares for services at $.02 per share. . . . . . . . . . . .            -             -         52,000
Issuance of shares for expense reimbursement at $.02 per share  .. . . .            -             -         16,691

Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (66,796)            -        (66,796)
Balance, December 31, 1999                .. . . . . . . . . . . . . . .      (66,796)            -        21,895

Issuance of shares for conversion of notes payable at $.02 per share . .            -             -        20,000
Issuance of shares for services at $.02 per share. . . . . . . . . . . .            -             -        15,000
Issuance of shares for cash at $1.00 per share . . . . . . . . . . . . .            -             -        10,835
Issuance of shares for conversion of notes payable at $1.00 per share. .            -             -        15,000
Issuance of shares for expense reimbursement at $1.00 per share. . . . .            -             -         4,630
Issuance of shares for services at $1.00 per share . . . . . . . . . . .            -             -       107,000
Investment in other companies by Issuance of
                 Shares at $1.00 per share . . . . . . . . . . . . . . .            -             -       710,000
Issuance of shares for prepaid services at $1.00 per share     . . . . .            -             -       195,000
Issuance of shares for deferred compensation to officers, directors and
controlling parties at $1.00 per share . . . . . . . . . . . . . . . . .            -       (89,000)            -
Deferred compensation expensed . . . . . . . . . . . . . . . . . . . . .            -        21,920        21,920

Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (954,329)                   (954,329)
Balance, December 31, 2000                .. . . . . . . . . . . . . . .   (1,021,125)      (67,080)      166,951

Issuance of shares for expense reimbursement at $4.50 per share  . . . .            -             -         5,617
Issuance of shares for prepaid services at $1.19 per share . . . . . . .            -             -       400,744
Property & equipment lease by issuance of shares at $1.15 per share. . .            -             -     1,150,000
Licensed technology by issuance of shares at $0.017 per share   .. . . .            -             -        38,000
Issuance of shares for deferred compensation to officers, directors and
related parties at $1.16 per share . . . . . . . . . . . . . . . . . . .            -    (1,298,352)            -
Issuance of shares for developed technology expensed at $1.15 per share             -             -        19,167
Forgiveness of debt by shareholder . . . . . . . . . . . . . . . . . . .            -             -        31,489
Related party services paid for by shareholder . . . . . . . . . . . . .            -             -        25,500
Deferred compensation expensed . . . . . . . . . . . . . . . . . . . . .            -       315,423       315,423

Net (loss)                        .. . . . . . . . . . . . . . . . . . .   (1,875,683)            -    (1,875,683)
Balance, December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . .  $(2,896,808)  $(1,050,009)  $   277,208
                                                                        ==========================================

                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                     CUMULATIVE
                                                                       DURING
                                                                     DEVELOPMENT
                                                                         STAGE         2001          2000
Cash flows from operating activities:
  Net (loss)                                                        $ (2,896,808)  $(1,875,683)  $(954,329)
  Adjustments to reconcile net (loss)
      to cash provided (used) by operating activities:
    Depreciation                                                           2,675         1,652       1,023
    Issuance of common stock for services                                174,000             -     122,000
    Issuance of common stock for expense reimbursement                    22,051         5,617       4,631
    Issuance of common stock for technology                               19,167        19,167           -
    Impairment of investments in other companies                         709,908             -     709,908
    Impairment of assets                                               1,215,838     1,215,838           -
    Revenue paid in common stock                                            (108)            -        (108)
    Prepaid services expensed                                            223,388       193,388      30,000
    Amortization of deferred compensation                                337,343       315,423      21,920
    Expenses paid through notes payable proceeds                          66,490        26,810      39,680
    Change in assets and liabilities:
      Increase in other current assets           .                       (16,286)      (16,877)        591
      Increase in accounts payable and accrued liabilities   .            93,644        90,637       2,935
      Increase in notes payable                                            9,676         9,676           -
      Net cash (used) by operating activities        .                   (39,022)      (14,352)    (21,749)
Cash flows from investing activities:
    Acquisition of fixed assets                                           (6,689)       (2,151)     (4,145)
      Net cash (used) by investing activities        .                    (6,689)       (2,151)     (4,145)
Cash flows from financing activities:
    Contributed capital                                                   25,500        25,500           -
    Proceeds from issuance of common stock                                30,835             -      10,835
      Net cash provided by financing activities       .                   56,335        25,500      10,835
Net increase (decrease) in cash                                           10,624         8,997     (15,059)
Cash, beginning of period                                                      -         1,627      16,686
Cash, end of period                                                 $     10,624   $    10,624   $   1,627
                                                                     ======================================
Non-cash transactions
  Purchase of property and equipment by issuance of common stock.   $  1,153,162   $ 1,150,000   $       -
                                                                     ======================================
  Purchase of licensed technology by issuance of common stock       $     38,000   $    38,000   $       -
                                                                     ======================================
  Payment of prepaid and other assets by issuance of
    common stock                                                    $      1,726   $         -   $       -
                                                                     ======================================
  Prepayment of services for common stock                           $  1,894,095   $ 1,699,095   $ 195,000
                                                                     ======================================
  Investments in other companies              .                     $    710,000   $         -   $ 710,000
                                                                     ======================================
  Conversion of debt to common stock            .                   $     35,000   $         -   $  35,000
                                                                     ======================================
  Forgiveness of debt by stockholder                                $     31,489   $    31,489   $       -
                                                                     ======================================

                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

(1)  NATURE  OF  BUSINESS  AND  ORGANIZATION

Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to development stage companies.

For the period October 12, 1999 (Inception) to December 31, 2001, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates.

From inception to December 31, 2001, the Company has had minimal revenues of $53,608, and has expensed operating costs in the amount of $2,947,966. The Company has nominal cash resources and has been largely dependent on the direct financial support from its largest stockholder and revenue to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors. A loss of continuing cash investment from its largest stockholder, contributed time from stockholders and directors and contributed services from key vendors in the near term would have a detrimental effect on the Company. Management plans to continue to operate in the near term relying on contributed cash, time and services and without expending significant amounts of cash or incurring significant debt. The Company has earned revenue in 2001 and plans to increase revenues from existing and proposed contractual relationships in addition to obtaining external financing. There can be no assurance that such revenues and or financing will be successfully obtained.

(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Substantial estimates have been used regarding lives of assets, impairment of investments in other companies and impairment of long-lived assets and prepaid expenses, which may not be realized. Actual results could differ materially from those estimates.

Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Major  Customers  and  Concentration  of  Credit  Risk

Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off- Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" ("SFAS 105"), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The Company transacts its business with one financial institution. The amount on deposit in that financial institution did not exceed the $100,000 federally insured limit at December 31, 2001. Management believes that the financial institution is financially sound.

Statement of Financial Accounting Standards No. 30, "Disclosure of Information about Major Customers" ("SFAS 30"), requires disclosure of customers that compose 10% or more of an enterprise's revenue. Sales to one customer, SunnComm, Inc., accounted for 100% of revenue in 2001.


Prepaid  Expenses  and  Deferred  Compensation

The Company has negotiated contracts to grant common stock in exchange for future (prepaid) services with various other companies and individuals. Where the other companies are independent or have minimal common stock ownership in the Company, those prepaid expenses have been presented in the accompanying balance sheet as an asset. Where the other companies or individuals have significant stock ownership or are functioning as, or similar to, employees, officers or directors, such prepaid services have been presented on the balance sheet as deferred compensation and a reduction to total equity.

It is Company policy to expense those items which have been unused after the contractual period or after one year, if not used. Other prepaid expenses where services are being used are amortized over the life of the contract or as incurred.

Research  and  Development

The Company expenses costs of research and development until the product or service under development reaches technological feasibility, after which the development costs are capitalized. Once the product is placed into service, the capitalized costs are amortized over the estimated useful life of the product.


Property  and  Equipment

Property and equipment, which consists of office computers, furniture, and purchased software, is stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on the straight-line basis over estimated useful lives of the respective assets (three to seven years). The Company recognizes gains or losses on the sale or disposal of equipment in the period of disposal. Long-lived assets held and utilized by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of such assets may not be recoverable. Depreciation expense for the periods ended December 31, 2001 and 2000 was $1,652 and $1,023, respectively.

Organization  Costs

The Company accounts for organization costs under the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" which requires that all organization costs be expensed as incurred.

Income  Taxes

The Company accounts for deferred income taxes in accordance with the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the statutory rates and enacted laws that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established, when necessary, to reduce deferred tax assets to the expected realizable amount. The provision (benefit) for income taxes consists of the current tax provision
(benefit) and the change during the period in deferred tax assets and liabilities. Any liability for actual taxes to taxing authorities is recorded as income tax liability.

Impairment  of  Long-Lived  Assets

The Company adheres to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company reviews the carrying value of its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through undiscounted net cash flows. Impairment is calculated based on fair value of the asset, generally using net discounted cash flows. Any long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

Going  Concern  Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. Dstage relies on BulletProof Business Plans, Inc. to provide cash infusion when necessary and this reliance will continue in the near future.

In view of these matters, the Company is currently in negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue  Recognition

Revenue consists of professional services. Revenues for services are recognized when the services are rendered. The amounts of such revenues are recorded based on the value of compensation received for the services. In the Company's current operations, compensation to the Company has consisted of stock in start up companies to whom the services were rendered. The value of the stock received for services was $108 in 2000 and $0 in 2001.


Earnings  (Loss)  Per  Common  Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), requires two presentations of earnings per share - "basic" and "diluted." Basic earnings or (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed when the effect of including common stock equivalents in the earnings per share calculation is dilutive. Common stock equivalents include items such as common stock options, warrants and contingently issuable shares of common stock. Common stock equivalents are calculated using the treasury stock method. In the case of a net (loss), the dilutive calculation is equivalent to the basic earnings per share since including additional potential shares outstanding would be antidilutive.

As of December 31, 2000 and 2001, the Company had no outstanding stock options, warrants or contingently issuable shares of common stock. The Company's weighted average shares outstanding were 8,592,521 and 6,548,339 as of December 31, 2001 and December 31, 2000 respectively. Weighted average shares outstanding since inception were 7,439,688.

Stock  Based  Compensation

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for stock based compensation. Under APB 25, the Company recognizes no compensation expense related to employee or director stock options unless options are granted with an exercise price below fair value on the day of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123") provides an alternative method of accounting for stock-based compensation arrangements for employees and directors, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock. Stock, options or warrants issued to consultants and outsiders are recorded at fair value under SFAS 123. The Financial Accounting Standards Board encourages, but does not require, entities to adopt the fair-value based method. The Company will continue its accounting under APB 25 for employees and directors but uses the disclosure-only provisions of SFAS 123 for any options issued to employees and directors. No options or warrants have been granted and none are outstanding.

Capital  Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company issued no shares in 2001 due to conversion, exercises or contingent issuances. In 2000, the Company issued 1,015,000 shares due to the conversion of notes payable (See Note 8).

Comprehensive  Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires the presentation and disclosure of all changes in equity from non-owner sources as "Comprehensive Income". The Company had no items of comprehensive income in the period from the date of inception through December 31, 2001.

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

Pension  and  Other  Post  Retirement  Benefits

The Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Retirement Benefits" ("SFAS 132") requires certain disclosures about employers' pension and other post retirement benefit plans and specifies the accounting and measurement or recognition of those plans. SFAS 132 requires disclosure of information on changes in the benefit obligations and fair values of the plan assets that facilitates financial analysis. This standard currently has no impact on the Company.

Derivative  Instruments  and  Hedging  Activities

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Currently, as the Company has no derivative instruments, the adoption of SFAS 133 has no impact on the Company's financial condition or results of operations.

Business  Combinations

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The adoption of SFAS 141 did not have an impact on the Company's financial condition or results of operations for the year ended December 31, 2001.



Goodwill  and  Other  Intangible  Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes accounting and reporting standards for recording, valuing, and impairing goodwill and other intangible assets. The adoption of SFAS 142 did not have an impact on the Company's financial condition or results of operations for the year ended December 31, 2001.


Reclassifications

Certain reclassifications have been made to the prior years' consolidated financial statements to conform the presentation used for the year ended December 31, 2001.


(3)  -  PREPAID  SERVICES

During 2000 and 2001, the Company entered into various contracts with "Concept Affiliates" in which vendors agreed to provide future professional services in exchange for common stock of the Company. Services contracted in 2000 and 2001 included multimedia design, securities filings preparation, promotion, interactive database technology, training course design and development, project screening, tax incentive consulting, strategic planning and direct marketing.

Future service commitments secured under these arrangements were negotiated at prices of $4.50 per share in the first quarter of 2001 and $6.00 per share in the remaining three quarters of 2001. As the Company's stock was not traded, quoted or listed on any formal or national securities exchange or quotation medium prior to May of 2001, the Company recorded these transactions at an estimated fair market value per share on the corresponding issuance date in the first two quarters of 2001. An estimated fair market value of $1.00 was used to record these transactions for the first quarter of 2001. Thereafter, all transactions entered into under these arrangements were recorded using the bid price on the date of issuance as reported by the Over The Counter Bulletin Board (OTCBB).

The total value of prepaid services recorded under these arrangements was $185,000 in 2000. Of this amount, $20,000 was expensed in 2000 for services rendered to the Company, $65,000 was expensed in 2001 for services rendered to the Company and $100,000 was expensed in 2001 as an impairment of long-lived assets in accordance with SFAS 144.

The total value of prepaid services recorded under these arrangements in 2001 was $306,517. Of this amount, $19,036 was expensed in 2001 for services rendered, $34,352 was expensed in 2001 as an accrual for services rendered but not yet billed and $40,838 was expensed in 2001 as an impairment of long-lived assets in accordance with SFAS 144. As a result, the total balance of prepaid services as of December 31, 2001 was $306,517, consisting of $67,616 in current assets and $238,901 in non-current assets.

During 2001, the Company entered into ten contracts in which companies agreed to provide future professional services in exchange for common stock of the Company. The Company plans to use the prepaid services on its books as of December 31, 2001 over the next twelve to eighteen months.

The shares issued by the Company in connection with these transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of at least one year from the date of issuance.


(4)  -  INVESTMENT  IN  OTHER  COMPANIES

In 2000, the Company exchanged 650,000 shares of its common stock at $1.00 per share for 1,111,111 shares of GOTO-MD, Inc.'s ("GOTO-MD") outstanding common shares valued at $0.63 per share. As GOTO-MD was in the development stage, an adjustment was made to recognize the impairment of the investment to its estimated fair value. The Company has recorded the investment in GOTO-MD at $720,800 and has impaired substantially all of that amount to recognize the fair value of the investment in 2000 and 2001. During 2001, GOTO-MD had no significant operations. GOTO-MD's primary asset during that period consisted of the 650,000 shares of the Company's common stock exchanged in the transaction.


In 2000, the Company acquired 1% of Ameribank Card Services, Inc. in exchange for 10,000 common shares of the Company. The Company recorded the investment in Ameribank Card Services at $10,000 less an impairment of $9,900, resulting in a net asset value of $100. Ameribank Card Services continued to pursue its business model in 2001, growing its portfolio of merchant accounts from 327 merchants at the beginning of 2001 to 412 as merchants as of December 31, 2001.


(5)  -  LICENSED  TECHNOLOGY

On November 5, 2001, the Company entered into a technology license agreement with Sunncomm, Inc. ("SunnComm"), to license its Proprietary Copy Management Technology. Under the terms of the agreement, the Company was to pay Sunncomm a one-time license fee of $4,000,000 payable in the Company's common stock, with the amount of shares issued not to exceed 2,000,000. Initially, the Company hoped to combine the SunnComm technology licensed with what was believed to be a complementary technology the Company was negotiating to acquire.

Following execution of the license agreement, both parties, the Company and SunnComm, agreed that it would be beneficial to expand the scope of the agreement to potentially address market realities more effectively. As a result, the boards of both parties deferred closing the transaction pending completion and execution of the expanded agreement. On December 31, 2001, an expanded agreement was executed and the Company's board approved the issuance of 2,000,000 restricted shares, or approximately 16.69% of the outstanding common shares of the Company, to SunnComm, Inc. The Company's negotiated price was $2.00 per share; however, the licensed technology was recorded at a minimal value of $2,000, since the ownership percentage by SunnComm following consummation of the transaction made SunnComm a related party.

In November of 2001, the Company entered into an agreement with DataStand Technologies, Inc. ("DataStand") to secure three premium licenses to DataStand's OTCBB interactive databases for terms of three years in exchange for 270,000 shares of the Company's common stock. The licensed technology was recorded at a value of $36,000.

(6)  -  PROPERTY  &  EQUIPMENT  LEASE

In June 2001, the Company entered into a 49-year lease agreement with Bentley House Furniture Company, Inc., a Philippine company, for an idle manufacturing facility built in 1998 and located in Davao City, Philippines. The Company granted a one-time payment of 1,000,000 common shares in lieu of $6,000,000 in cash for the full lease payment on the property. The Company has the option to purchase the facility during the lease term for $100,000 should Philippine law permit a transfer of title to a U.S. Corporation. The lessor agreed to bear all legal, tax and similar costs related to the transaction. The lease agreement was negotiated at a value of $6.00 per share; however, for accounting purposes the Company recorded the transaction at $1.15 per share. The Company has fully impaired the value of the asset by $1,150,000 for 2001, in accordance with SFAS 144 because expected sublease opportunities did not materialize. The Company believes that, there are substantial risks involved with this investment in the property and equipment lease.




(7)  -  DUE  TO  STOCKHOLDERS

In 2001, the Company's major shareholder, BulletProof Business Plans, provided a total of $39,333 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and are non-interest bearing. As of December 31, 2001, the Company had repaid a total of $33,470 to BulletProof under these obligations, leaving a balance of $5,863.

In the fourth quarter ended December 31, 2001, the Company entered into an agreement with its largest shareholder, BulletProof Business Plans, Inc. and a company owned by its CEO, Frank Maresca, Frank Maresca & Associates, to provide consulting services for a biopharmaceutical company engaged in the development of generic paclitaxel. The balance of $9,500 in services due under the agreement is reflected as due to stockholders.


(8)  -  NOTE  PAYABLE  -  STOCKHOLDER

Since inception, the Company has entered into a series of promissory note agreements with BulletProof Business Plans, Inc. ("BulletProof"), the Company's largest stockholder, to borrow cash directly or to have BulletProof pay expenses on the Company's behalf. Each of these promissory notes included conversion provisions, was due on demand and earned interest at the prime rate. The total principal borrowed under these notes from inception through December 31, 2001 was $70,000; $20,000 in 1999, $19,680 in 2000 and $30,320 in 2001. Of these principal amounts, $5,000 was converted into common shares of the Company in 1999, $35,000 was converted into common shares of the Company in 2000 and $31,489 was forgiven by the BulletProof in 2001.

In 1999, the Company entered into a promissory note agreement under which BulletProof loaned the Company $20,000. Interest was at prime rate and principal and interest was due on demand. The promissory note included conversion provisions and in April 2000, BulletProof converted the $20,000 note payable into one million shares of the Company's common stock at $.02 per share as payment of the note balance.

In May 2000, the Company entered into a second promissory note agreement with BulletProof under which the Company borrowed $10,000. Interest was at prime rate and principal and interest was due on demand. The promissory note included conversion provisions and in August 2000, BulletProof converted the $10,000 note payable into 10,000 shares of the Company's common stock at $1.00 per share as payment of the note balance.

In August 2000, the Company entered into a third promissory note agreement with BulletProof under which the Company borrowed $5,000. Interest was at the prime rate and principal and interest was due on demand. The promissory note included conversion provisions and in August 2000, BulletProof converted the $5,000 note payable into 5,000 shares of the Company's common stock at $1.00 per share as payment of the note balance.

In September 2000, the Company entered into a fourth promissory note agreement with BulletProof under which the Company borrowed $4,680 in 2000 and $320 in 2001. Interest was at the prime rate and principal and interest are due on demand. The promissory note includes conversion provisions, allowing the creditor to convert all borrowings to common stock at a rate of $2.00 per share. In September 2001, BulletProof forgave all principal and interest due under this note.

In November 2000, the Company entered into a fifth promissory note payable agreement with BulletProof under which the Company could borrow up to $25,000. Interest is at prime rate and principal and interest are due on demand. The promissory note includes conversion provisions, allowing the holder to convert all advances to common stock at a rate of $4.50 per share. As of December 31, 2000, the Company had not borrowed any amounts under the note payable agreement. In 2001, the Company borrowed $25,000 under this note and in September 2001, BulletProof forgave all principal and interest due under this note.

In September 2001, BulletProof forgave the Company of all amounts due under its promissory note payable agreements. The forgiveness of convertible promissory notes extinguishes the Company's obligation, which included principal and interest of $31,489. BulletProof waived and sacrificed its right to convert the notes to common stock of the Company. The benefit of the extinguishment was not reflected in the Company's statement of operations, but was recorded as an increase in paid-in-capital, since BulletProof is a related party. See Note 12, "Related Party Transactions."


(9)  -  STOCKHOLDERS'  EQUITY


In 2001, the Company issued a total of 4,748,067 shares of its common stock to various parties for a variety of resources, services and technology. Equity or capital transactions transacted for non-cash consideration are complex and require substantial estimates by management. See Note 2 "Use of Estimates." The Company received no cash for any of the shares it issued in 2001.

In January, 2001, the Company issued 1,248 shares of its common stock at a negotiated price of $4.50 per share to an Executive Officer as reimbursement of expenses paid on the Company's behalf.

In February and March 2001, the Company issued 55,000 shares of common stock for future professional services to be provided to the Company. For accounting purposes, the Company recorded these transactions for common stock at $1.00 per share. See Note 3 "Prepaid Services."

In March, 2001, the Company issued 2,000 shares of its common stock at a negotiated price of $4.50 per share to an Audit Committee Member in exchange for services to be rendered to the Company in that capacity. For accounting purposes, the Company recorded these transactions for common stock at $1.00 per share. See Note 10 "Deferred Compensation."

During the first quarter of 2001, the Company issued 104,444 shares of common stock to eleven "Concept Screeners" in exchange for reviewing future business and investment opportunities for the Company. The services are to be provided to the Company over the next two to five years. The "Concept Screeners" services were negotiated at a total value of $470,000, or $4.50 per share.
However, the Company has valued the transaction at $1.00 per share for accounting purposes. The aggregate amount of $104,444 was recorded as deferred compensation. The Company fully expensed deferred compensation associated with these Concept Screener agreements in the fourth quarter of 2001, resulting in a charge against earnings of $104,444.

During the second quarter of 2001, the Company issued 121,292 shares of its common stock to four ""Concept Affiliates" for future professional services to be provided to the Company. The professional services were negotiated at a total value of $727,750, or $6.00 per share and recorded at the bid price on the date of issuance. See Note 3 "Prepaid Services."

During the second quarter, the Company issued 1,000,000 common shares for a one-time lease payment of a manufacturing facility lease agreement in lieu of $6,000,000 in cash. See Note 6 "Property and Equipment Lease." For accounting purposes, the Company recorded the transaction for common stock at $1.15 per share. In the fourth quarter of 2001, the Company fully impaired the capitalized lease, resulting in an impairment expense of $1,150,000.

During the second quarter of 2001, the Company issued 16,667 shares of its common stock in lieu of $100,000 cash to acquire a software license for e-commerce software from Netoy, Inc. For accounting purposes, the Company expensed the transaction for common stock at $1.15 per share.

During the third quarter of 2001, the Company issued 1,047,583 shares of its common stock to several "Concept Affiliates" for future professional services to be provided to the Company. The professional services were negotiated at a total value of $6,285,500 or $6.00 per share. See Note 3. For accounting purposes, the Company recorded the transaction for common stock at the fair market value per share on the corresponding issuance date.

In July 2001, Board of Directors approved Gilbert Serrano to the Executive post of Vice President of Corporate Image Development. The Company issued 15,000 shares of its common stock in lieu of $90,000 cash for services to be rendered to the Company. For accounting purposes, the Company recorded the transaction for common stock at the bid price on the corresponding issue date.

During the fourth quarter, the Company issued 2,000,000 common shares for a one-time license fee to SunnComm, Inc. for their Proprietary Copy Management Technology in lieu of $4,000,000 in cash. See Note 5 "Licensed Technology." The licensed technology was recorded at a nominal value of $2,000 for accounting purposes, as the issuance of shares to SunnComm makes the licensor a related party as of December 31, 2001.

In November of 2001, the Company issued 270,000 common shares to DataStand Technologies, Inc. ("DataStand") to secure three premium licenses to DataStand's OTCBB interactive databases for terms of three years in exchange for 270,000 shares of the Company's common stock. The combined licenses were recorded a value of $36,000, due to an insufficient sales history of similar licenses with which to base an objective valuation.

During the fourth quarter of 2001, the Company issued 114,833 shares of its common stock to several "Concept Affiliates" for future professional services to be provided to the Company. The professional services were negotiated at a total value of $574,165 or $6.00 per share. See Note 3. For accounting purposes, the Company recorded the transaction for common stock at the fair market value per share on the corresponding issuance date.


The shares issued by the Company in connection with the above transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance. Certain stockholders contributed $25,500 to the Company in the fourth quarter of 2001.

(10)-  DEFERRED  COMPENSATION

During the year ended December 31, 2001,the Company issued 1,122,944 shares to officers, directors and related parties recorded at an average per share price of $1.16. Officers, directors and related parties have provided some services in 2001. The Company has expensed $315,423 of deferred compensation in 2001.

(11)-  LEASE  COMMITMENTS

As of December 31, 2000, the Company had a single 1-year, non-cancelable operating lease for office space expiring on June 30, 2001. The lease provided for monthly payments of $924. The Company decided not to renew the lease on June 30, 2001.

Rent expense was $8,114 and $11,842 for the periods ending December 31, 2000 and
2001  respectively.   The  minimum  future rental commitments over the next five years under the Company's operating leases at December 31, 2000 are as follows:

                     2002                 $0
                     Thereafter            -
                     Total                $0

(12)  -  RELATED  PARTY  TRANSACTIONS

During 2000, the Company issued 45,000 shares of common stock valued at $45,000 to BulletProof Business Plans, Inc. as consideration of professional consulting services to be performed in the future.

During the second quarter ended June 30, 2001, the Company borrowed $12,291 under the note payable agreement with the Company's major shareholder. During the period ending June 30, 2001, the Company's major shareholder, BulletProof Business Plans, paid $11,035 of expenses on the Company's behalf. The advances were short-term.

During the second quarter ended June 30, 2001, the Company entered into a "Concept Affiliate" agreement with 2animate.com to provide professional services. The Company issued 16,875 shares of its common stock in lieu of $101,250 cash for prepaid professional services. The professional services were negotiated at a value of $6.00 per share; however, for accounting purposes the Company has recorded the common stock at $1.12 per share. Gilbert Serrano is the majority owner of 2Animate.com.

On July 2, 2001, Gilbert Serrano was elected Vice President of Corporate Image Development of the Company. During June 2001, the Company issued 16,667 shares of its common stock in lieu of $100,000 cash to acquire a software license for e-commerce software from Netoy, Inc. Gilbert Serrano is the majority shareholder of Netoy, Inc.

During 2001, the Company's major shareholder, BulletProof Business Plans, provided a total of $39,333 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and non-interest bearing. As of December 31, 2001, the Company had repaid a total of $28,470 to BulletProof under these obligations, leaving a balance of $5,863.


In September 2001, The Company's major shareholder, BulletProof Business Plans, forgave the Company of its promissory note payable obligations including principal and interest totaling $31,489.

During the third quarter ended September 30, 2001, the Company entered into a "Concept Affiliate" agreement with ISPEX.com, Inc, to provide professional services. The Company issued 329,333 shares of its common stock in lieu of $1,976,000 cash for prepaid professional services to be provided to the Company in the future. The Company has recorded the transaction as deferred compensation and records the expense in the statement of operations as services are provided. The professional services were negotiated at a value of $6.00 per share; however, for accounting purposes the Company has recorded the common stock at the bid price on the corresponding issuance date. Frank R. Maresca, Jr., is the majority owner of ISPEX.com, Inc.

During the third quarter ended September 30, 2001, the Company entered into a "Concept Affiliate" agreement with Family Asset, Inc. to provide professional services. The Company issued 500,000 shares of its common stock in lieu of $3,000,000 cash for prepaid professional services to be provided to the Company in the future. The Company has recorded the transaction as deferred compensation and records the expense in the statement of operations as services are provided. The professional services were negotiated at a value of $6.00 per share; however, for accounting purposes the company has recorded the common stock at the bid price on the corresponding issuance date. Donald J. Marinari, Chairman of the Board of Directors, Dianne Marinari is the majority owner of Family Assets, Inc.

In the fourth quarter ended December 31, 2001, the Company entered into an agreement with its largest shareholder, BulletProof Business Plans, Inc. and a company owned by its CEO, Frank Maresca, Frank Maresca & Associates, to provide consulting services for a biopharmaceutical company engaged in the development of generic paclitaxel. The balance of $9,500 in services due under the agreement is reflected as due to stockholders.

(13)  -  FOREIGN  CURRENCY  AND  INTERNATIONAL  OPERATIONS

As indicated in Note 6, the Company entered into a 49-year lease agreement with Bentley House Furniture Company, Inc., a Philippine company, for an idle manufacturing facility built in 1998 and located in Davao City, Philippines in June 2001. The lease agreement was negotiated at a value of $6.00 per share; however, for accounting purposes the Company recorded the transaction at $1.15 per share. The Company has fully impaired the value of the asset by $1,150,000 for 2001, in accordance with SFAS 144. The property lease was acquired with the intention of investing it into an enterprise that could make use of the lease, as opposed to being operated by the company as a division or as a subsidiary. The average inflation rate in the Philippines as of December 31, 2001, using data published by the Philippine government through November of 2001, was 6.3%. The rate of inflation as of the end of November 2001, the latest published date available, was 4.4%. As of June 30, 2001, the exchange rate of the Philippine Peso was 52.366 for each U.S. Dollar, according to the Reference Exchange Rate Bulletin. As of December 31, 2001, the exchange rate of the Philippine Peso was
51.404  for  each  U.S.  Dollar.




 (14)  -  INCOME  TAXES


There is no current or deferred tax expense for the period from October 12, 1999 to December 31, 2001 due to net losses from operations by the Company.

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

The components of the Company's net deferred tax asset at December 31, 2001 and 2000 are as follows:


                                             2001                2000
 Net operating loss carryforward         $  181,196          $  93,500

 Valuation allowance for
deferred tax assets                      $ (181,196)         $( 93,500)

  Net deferred  tax asset        .       $        0          $       0
                                         =============================


As of December 31, 2001, the Company had operating loss carryforwards of $2,896,808. The operating loss carryforward is calculated based on book versus tax computations. The operating loss carryforwards expire beginning in 2019 and 2020.

(15)  -  SUBSEQUENT  EVENTS


On or about January 15, 2002, BulletProof Business Plans, Inc. ("BulletProof"), the major shareholder of the Company, transferred 2,876,819 common shares of Dstage.com, Inc. to its shareholders. The transaction involved approximately 23.85% of the outstanding common shares of the Company. As a result of this transaction, BulletProof Business Plans is no longer a major shareholder of the Company. However, BulletProof Business Plans is still considered a related party due to its involvement with the Company since inception, its role in financing transactions and services provided to the Company by BulletProof and common ownership elements.

On January 14, 2002, Kirk LaPoure resigned as Chief Financial Officer of the Company and Director. Jane Olmstead has been appointed as interim CFO until a new CFO has been retained. In exchange for her services as CFO, the Company issued 50,000 shares of common stock to Jane Olmstead on January 15, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLCOSURES

Our independent accountant is Gordon, Hughes & Banks, LLP, 6061 S. Willow Drive, Suite 230, Greenwood Village, CO 80111. There have been no changes in and no disagreements with our accountants on accounting and financial disclosures.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As  of  December  31,  2001,  the  names,  ages,  and positions are as follows:

Name                                Age                     Position                      Since

Sue Perrault                    46  President and Director                         November  1999
D. Kirk LaPoure (1)             33  Chief Financial Officer and Director           March     2000
Frank R. Maresca, Jr (2)        32  Vice President of Strategic
                                    Acquisitions and Director                      April     2000
                                    Chief Executive Officer                        July      2001
Donald J. Marinari              59  Chairman of the Board                          June      2001
Gilbert Serrano                 47  Vice President of Corporate Image Development  July      2001
Helen Chen                      30  Vice President of Research                     March     2000
Lan Xie                         28  Vice President of Index Development            March     2000
Melvyn Bloomberg                45  Vice President of Business Development Europe  December  2000
William A. Grazier III          36  Vice President of Information Technology       December  2000
Eric Schmitz                    35  Director, Audit Committee Member               December  2000
Jane Olmstead (1)               47  Director, Audit Committee Member               December  2000
Dave Baird                      53  Director, Audit Committee Member               March     2001

Note (1): Effective as of January 14, 2001, Mr. LaPoure resigned as Chief Financial Officer. Audit committee member Ms. Olmstead replaced Mr. LaPoure on a temporary basis.
Note (2)Effective as of July 31, 2001 Mr. Maresca was elected to serve as our Chief Executive Officer.
Note (3): These persons may be deemed "promoters" of the Company as that term is defined under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.



(b)  Significant  Employees
We rely on our Board of Directors, Executive Officers, and all of our employees to further the development of our business.
(c)  Family  Relationships
Stacie  Perrault,  Communications  Manager,  is  the  daughter  of Sue Perrault,
President.  There  are  no  other  family  relationships.
(d)  Involvement  in  certain  legal  procedures:  none.

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

Sue Perrault, President, has extensive experience in strategic analysis, writing, marketing, project management, promotions and sales. Currently, Ms. Perrault provides consulting services to BulletProof Business Plans, Inc. where she is responsible for analytical research and writing, public relations, marketing, sales and strategic campaign development. Previously, she served as Promotions Manager for the National Conference of State Legislatures, where she was responsible for the creation and implementation of the organization's
marketing  initiatives.   These  included  all  marketing  materials  for  the
organization's publications, meetings and membership, including public relations materials, brochures, website content, advertisements and catalogs.

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

Frank R. Maresca, Jr., Vice President of Strategic Acquisitions in 2000, was elected Chief Executive Officer in November, 2001. He has held several key positions in the securities industry over the past decade. In the course of his career, Mr. Maresca has successfully taken several companies public, effectively led numerous mergers and acquisitions and raised funds for public and private ventures poised for rapid expansion. Mr. Maresca also serves as CFO of Longport, Inc., a publicly traded medical technology company. From 1995 to 1997, he served as Head Trader for D. Weckstein, Inc., a boutique Investment banking firm in New York City. Prior to this, Mr. Maresca was the CEO of BMV Financial, a West Coast Investment Banking Firm in which he oversaw the operations, directed, and supported all brokerage activity and operations. Prior to joining BMV Financial, he served as a trader and broker for Waterhouse Securities. Mr. Maresca received his Bachelor of Science in Business Administration from Pace University, New York, New York, in 1992, with concentrations in Accounting,

Finance, and Management. He holds a number of securities licenses and credentials, including Series 4 Options Principal Registration, Series 24 General Principal Registration, Series 7, 55 and 63 Licenses.

Donald J. Marinari, Chariman of the Board, brings extensive expertise in all aspects of business operations to Dstage.com. Over Mr. Marinari's distinguished career, he has developed the breadth of functional experience and creativity required to transform rapidly growing ventures while proving his mastery of the executive leadership required for profitably guiding a large and mature enterprise. Prior to joining Dstage, Mr. Marinari served as Presidetn and Chief Executive Officer for Bell Atlantic Directory Group, where he directed operations including publishing, direct mail and Internet ventures. Under his leadership, the company grew to more than 2,000 employees serving over 1 million customers. During this same time, he consistently improved operating margins, producing impressive pretax shareholder returns. Prior to Bell Atlantic Directory Group, Marinari was President and CEO of National Telephone Directory Company/Penn-Del Directory Company, where he built a subsidiary from the ground up to a multi-division, 700 person organization generating over $600 million in annual revenue.

Mr. Marinari earned his Bachelor of Science - Business Management degree, cum laude at Seton Hall University. He has served as Director for numerous organizations including BCE Publitech Corporation, British American Bank Note, Edward H. O'Brien Pty. Ltd, Energy Initiatives, Inc., and the North American Directory Corporation.

Gilbert Serrano, Vice President of Corporate Image, brings twenty years of experience and business acumen to Dstage. He currently serves as President of 2animate.com, Inc., a company which develops multimedia solutions to build brand identity and sell products. Prior to 2animate, Mr. Serrano served as CEO of Netoy, on of the first online toy companies. Mr. Serrano spent five years at Walt Disney World, first as manager of retail operations for the Disney Village Marketplace, then as manager of sports merchandise planning and development for Disney Sports Attractions. In these roles, Mr. Serrano established and maintained merchandise strategies, including driving the global vision and strategies for Disney's Wide World of Sports merchandise. Prior to Disney, Mr. Serrano founded Sun-Gill Industries, a manufacturer of children and adult sportswear. As Chief Executive Officer of Sun-Gill from 1985 to 1994, Mr. Serrano oversaw the operations of a company with 6 Divisions, over 300 employees, and sales in excess of $20 million. Prior to Sun-Gill, Mr. Serrano served as Comptroller, Corporate Accounting Division, for Canada Dry USA. Mr. Serrano attended St. John's University, where he earned a BA in Accounting in 1980. In addition, Mr. Serrano is a 1995 graduate of the prestigious Disney Leadership Development Program.

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

Dave Baird, CPA, Audit Committee Member, has over 30 years experience in the financial, executive management, healthcare, real estate and accounting fields. Mr. Baird is currently involved as a real estate developer and consultant, specializing in senior housing and assistance development, other commercial real estate investments. From 1995 to 1997, Mr. Baird held a number of executive posts for a variety of health and insurance subsidiaries of Anthem. This included CFO and Vice President, Vice President of Healthplan Administration, where he grew revenue by over 60% and served as corporate planning manager. In addition, he served for five years as Director of Network Management for Associated Insurance Companies, another Anthem subsidiary, where he was responsible for strategy, development and implementation of a $1 billion healthcare plan. A former CPA for over 10 years, Mr. Baird received his Bachelor of Science in Accounting from Indiana University.

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

Our Board of Directors has not adopted any Stock Incentive Plans as of the date of this filing. We are considering formulating such a plan in the future. Stock options may be granted to eligible participations in the form of Incentive Stock Options (ISOs) under the Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or options which do not qualify as ISOs (non-Qualify Stock Options or "NQSOs").

The following table summarizes all compensation paid to our Chief Executive Officer (the "Named Executive Officer") and our President for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2001, 2000 and 1999. None of our executive officers received compensation in excess of $100,000 during any of the last three fiscal years and none of our executive officers have been paid a salary in any of the last three fiscal years.

                                                       ANNUAL COMPENSATION
                                                                                  OTHER
                                            FISCAL                       ALL   (RESTRICTED
NAME AND PRINCIPAL POSITION                  YEAR    SALARY     BONUS   OTHER     STOCK)
Frank R. Maresca, Jr. . . . . . . . . . .                   (1)
 Chief Executive Officer                     2001   $     0  $      0  $ 5,617  $      0
 Vice President of Strategic Acquisitions    2000   $     0  $      0  $     0  $  5,000

Sue Perrault
 President                                   2001   $     0  $      0  $     0  $      0
                                             2000   $     0  $      0  $     0  $      0
                                             1999   $     0  $      0  $     0  $ 30,000


Note (1): In 2001, Mr. Maresca accepted 5,617 shares of our common stock as reimbursement for travel expenses incurred on behalf of us.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

(a)  Security  Ownership  of  Certain  Beneficial  Owners
The following table sets forth as of March 28, 2002, certain information, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by each person known by us to own beneficially 5% or more of the Common Stock:


                                     AMOUNT AND NATURE OF                    PERCENT OF
TITLE OF CLASS             NAME AND ADDRESS OF BENEFICIAL HOLDER      BENEFICIAL OWNERSHIP   CLASS
Common Stock. . . . . . . .  Sue Perrault, 2261 Blake, Loft 2G
                             Denver, CO  80205                             1,600,284 (1)     13.24%

Common Stock. . . . . . . .  D. Kirk LaPoure, 20296 Stagecoach Lane
                             Evergreen, CO  80439                            750,000 (1)      6.20%

Common Stock. . . . . . . .  Bentley House Furniture Company
                             502 MidlandMansion, Antonio Arnaiz Ave,
                             Makati City MM, Philippines                   1,000,000 (1)(2)   8.29%

Common Stock. . . . . . . .  SunnComm, Inc., 668 N. 44th Street, #248      2,000,000 (1)(3)  16.58%
                             Phoenix, Arizona  85008
---------------------------------------------------------------------------------------------------
       Total 5% Shareholders As A Group                                    5,350,284         44.26%
===================================================================================================

Note  (1)  Direct  ownership.

Note (2) According to Bentley House Furniture Company, no single investor holds more than a 60% interest in Bentley House Furniture Company. Therefore, based on this information, no single investor in Bentley House Furniture Company is a 5% beneficial owner of our common stock.

Note (3) According to SunnComm, Inc., no single investor holds more than a 30% interest in SunnComm, Inc. Therefore, based on this information, no single investor in SunnComm, Inc. is a 5% beneficial owner of our common stock.

Note (4) The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

Note (5) All shares are held beneficially and of record and each record shareholder has sole voting and investment power.



(b)  Securities  Ownership  of  Management



                             AMOUNT AND NATURE OF        TITLE OF        PERCENT
NAME AND ADDRESS (1)         BENEFICIAL OWNERSHIP          CLASS         OF CLASS
Sue Perrault        .             1,600,284         (1)  Common Stock      13.24%
D. Kirk LaPoure                     750,000          (1) Common Stock       6.20%
Frank R. Maresca, Jr                582,774       (1)(2) Common Stock       4.82%
Donald J. Marinari                  500,000          (3) Common Stock       4.10%
Gilbert Seranno                      48,542       (1)(4) Common Stock       0.40%
Helen Chen                          267,550          (1) Common Stock       2.21%
Lan Xie                             250,000          (1) Common Stock       2.07%
Stacie Perrault       .             100,000          (1) Common Stock       0.83%
Melvyn Bloomberg     .               20,000          (1) Common Stock       0.17%
William A. Grazier III    .          20,000          (1) Common Stock       0.17%
Eric Schmitz                          2,000          (1) Common Stock       0.02%
Jane Olmstead       .                 2,000          (1) Common Stock       0.02%
Dave Baird                            2,000          (1) Common Stock       0.02%
Officers &
Directors as a Group              4,145,150                                34.29%
=================================================================================


Note  (1)  Direct  ownership.

Note (2) Indirect or beneficial ownership. Frank Maresca beneficially owns 329,333 shares issued to ISPEX.com, Inc. , a company owned and controlled by Frank Maresca.

Note (3) Indirect or beneficial ownership. Don Marinari beneficially owns 500,000 shares issued to Family Assets, Inc. , a company owned and controlled by Dianne Marinari, Don Marinari's wife.

Note (4) Indirect or beneficial ownership. Gilbert Serrano beneficially owns 16,667 shares issued to Netoy, Inc. , a company controlled by Gilbert Serrano, and beneficially owns 16,875 shares issued to 2animate, Inc., a company also controlled by Gilbert Serrano.

Note (5) The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

Note (6) No officer, director or security holder listed above owns any warrants, options or rights.

Note (7) All shares are held beneficially and of record and each record shareholder has sole voting and investment power.

Note (8) The address at which each Executive Officer and Director can be reached is the Company's headquarters, located at 1600 Broadway, Suite 2400, Denver, CO 80202.



(c.)  Involvement  in  Certain  Legal  Proceedings
None  of  our  management  is  involved  in  any  type  of  legal  proceedings.



ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

BulletProof Business Plans, Inc., our largest shareholder, has had, and continues to have, certain transactions with us as described herein.

During 2000, the Company issued convertible notes payable in an approximate principal amount of $39,680 to BulletProof Business Plans, Inc. As of December 31,2000, $35,000 of the outstanding notes payable was converted into 1,025,000 shares of the Company's common stock. During 2001, we issued an additional $25,320 of convertible notes payable to BulletProof Business Plans, Inc. In the third quarter of 2001, BulletProof forgave all of the notes payable we had outstanding, along with all accrued interest.

In August, 2001, 329,333 shares of Dstage common stock were issued to ISPEX.com, Inc. as consideration for services to be rendered to the Company in the future. Our Chief Executive Officer, Frank Maresca, Jr., is the President of ISPEX and is a related party.

In September 2001, 500,000 shares of Dstage common stock were issued to Family Asset, Inc. to provide professional services under a Concept Affiliate agreement. Dianne Marinari is the majority owner of Family Assets, Inc. Donald
J.  Marinari,  Chairman  of  our  Board  of  Directors,

During the second quarter ended June 30, 2001, the Company entered into a "Concept Affiliate" agreement with 2animate.com to provide professional services. The Company issued 16,875 shares of its common stock in lieu of $101,250 cash for prepaid professional services. Our Vice President of Corporate Image Development, Gilbert Serrano, is the majority owner of 2Animate.com.

During June 2001, the Company issued 16,667 shares of its common stock in lieu of $100,000 cash to acquire a software license for e-commerce software from Netoy, Inc. Our Vice President of Corporate Image Development, Gilbert Serrano, is the majority shareholder of Netoy, Inc.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a. List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


Index  to  Exhibits

Exhibit Number  Description


            3.    Articles of Incorporation and Bylaws

          3.1 Articles of Incorporation of Dstage.com, Inc. (Incorporated by reference from exhibit 2.1 to Form 10-KSB filed on April 17,
          3.2 By-Laws of Dstage.com, Inc. ((Incorporated by reference from exhibit 2.2 to Form 10-KSB filed on April 17, 2001)

            4.    Instruments Defining the Rights of Security Holders
          4.1 See Exhibit 3.1 "Articles of Incorporation" (Incorporated by reference from exhibit 2.1 to Form 10-KSB filed on April 17, 2

           5.     Voting Trust Agreement
         5.1      None

           6.     Material Contracts
         6.1 Office Lease Agreement (Incorporated by reference from the like numbered exhibit to Form 10-KSB filed on April 17, 2001)
         6.2 SunnComm Technology License Agreement Dated November 5, 2001 (Incorporated by reference to Exhibit 1.1 to Form 8-K as filed
         6.3 SunnComm Technology License Agreement Dated December 31, 2001 (Incorporated by reference to Exhibit 1.2 to Form 8-K as file


b. Reports filed during the last quarter covered by this report. Dstage filed no reports on form 8-K in the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dstage.com,  Inc.

Dated:  April  2,  2001

By:

/s/  Frank  R.  Maresca,  Jr.
Frank  R.  Maresca,  Jr.,  Chief  Executive  Officer,  Director

/s/Sue  Perrault
Sue  Perrault,  President,  Director,  Secretary  Treasurer

/s/Jane  Olmstead
Jane  Olmstead,  Director,  Interim  Chief  Financial  Officer,  Audit Committee
Member

/s/Eric  Schmitz
Eric  Schmitz,  Director,  Audit  Committee  Member