Form 10QSB
period 2002-03-31
DSTAGE COM INC
filed 2002-05-15
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK  ONE)

  X     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

    Check  whether  the  issuer  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 2002, the Registrant had outstanding 12,146,601 shares of Common Stock, $0.001 par value.

                                TABLE OF CONTENTS
                            FORM 10-QSB QUARTERLY REPORT
                       QUARTERLY PERIOD ENDED MARCH 31, 2002

                                DSTAGE.COM, INC.


ITEM                                                                       PAGE

                         PART I:  FINANCIAL INFORMATION

1.     Financial  Statements  (Unaudited)                                      3
     Balance  Sheets  at  March  31,  2002  and  December  31, 2001            3
     Statements of Operations for the three months ended March 31, 2002
       and 2001 and Cumulative  During  Development  Stage                     4
     Statements  of Cash Flows for the for the three months ended
       March 31, 2002 and  2001  and Cumulative  During  Development  Stage    5
     Notes  to  Financial  Statements                                          6

2.     Management's Discussion and Analysis of Financial Condition and Results
       of  Operations                                                         12

                           PART II:  OTHER INFORMATION

1.     Legal  Proceedings                                                     19
2.     Changes  in  Securities                                                19
3.     Defaults  Upon  Senior  Securities                                     19
4.     Submission  of  Matters  to  a  Vote  of  Securities  Holders          19
5.     Other  Information                                                     19
6.     Exhibits  and  Reports  on  Form  8-K                                  19
       Signatures                                                             19




THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE SUBJECT TO THE "SAFE HARBOR" CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS CONCERNING OUR BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS WHICH ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. ALL STATEMENTS, OTHER THAN HISTORICAL FINANCIAL INFORMATION, MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES", "PLANS", "ANTICIPATES", "EXPECTS", AND SIMILAR EXPRESSIONS HEREIN ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS, WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE COMPANY'S OTHER SEC FILINGS.

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  -  FINANCIAL  STATEMENTS

                                DSTAGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                            MARCH 31,     DECEMBER 31,
                                                              2002            2001
ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . (Unaudited)      (Audited)
-------------------------------------------------------------------------------
Current assets:
Cash                                                    $       3,621   $    10,624
Prepaid services (Note 3)                                      67,508        67,616
Prepaid and deposits                                              781        18,011
                                                        ----------------------------
  Total current assets                                         71,910        96,251
                                                        ----------------------------
Computer equipment and software, net of depreciation            3,533         3,716
Office furniture and equipment, net of depreciation             3,201         3,460
Prepaid services (Note3)                                      192,112       238,901
Investments in other companies, less impairment
  of $709,908 at March 31, 2002 and  December 31, 2001            200           200
Licensed Technology                                            38,000        38,000
                                                        ----------------------------
  Total assets                                          $     308,956   $   380,528
                                                        ============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities                $      97,043   $    78,281
Due to stockholders (Note 7)                                   16,960        15,363
Notes payable                                                   4,477         9,676
                                                        ----------------------------
  Total current liabilities                                   118,480       103,320
                                                        ----------------------------
Stockholders' equity:
Common stock, $.001 par value, Authorized 50,000,000 shares at
  March 31, 2002 and December 31, 2001:
  issued and outstanding 12,146,601 at March 31, 2002 and
  12,064,101 at December 31, 2001                              12,147        12,064
Additional paid-in capital                                  4,272,203     4,211,961
(Deficit) accumulated during development stage             (3,128,378)   (2,896,808)
Deferred Compensation                                        (965,496)   (1,050,009)
                                                        ----------------------------
  Total stockholders' equity                                  190,476       277,208
                                                        ----------------------------
  Total liabilities and stockholders' equity            $     308,956   $   380,528
                                                        ============================

                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             CUMULATIVE
                                              DURING
                                            DEVELOPMENT      THREE MONTHS ENDED MARCH 31,
                                              STAGE             2002              2001
--------------------------------------------------------------------------------------------
Revenue:
  Professional services                    $     53,608   $              -   $           -

Operating expenses:
  Cost of services                               53,500                  -               -

  Sales and marketing                            41,937              2,376            5,000
  Research and development       .              251,859                238           13,254
  General and administrative       .            906,231            228,693           13,141
  Impairment of assets                        1,215,838                  -                -
  Impairment of investments in other
    companies       .                           709,908                  -                -
                                           -------------------------------------------------
Total operating expenses          .           3,179,272            231,306           31,395
                                           -------------------------------------------------
Income (loss) from operations        .       (3,125,664)          (231,306)        (31,395)
                                           -------------------------------------------------
  Other income (expense), net                    (2,714)              (265)            (196)
                                           -------------------------------------------------
Net income (loss)             .            $ (3,128,378)  $       (231,571)   $     (31,591)
                                           =================================================
Net income (loss) per share:
  Basic and diluted           .            $      (0.40)  $          (0.02)   $       (0.00)
                                           =================================================
Weighted average shares used in computing
net income (loss) per share
  Basic and diluted                           7,916,393         12,127,281         7,408,222
                                           =================================================

                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     CUMULATIVE
                                                                       DURING
                                                                     DEVELOPMENT    THREE MONTHS ENDED MARCH, 31
                                                                        STAGE            2002           2001
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss)                                                        $ (3,128,378)  $   (231,570)  $   (31,591)
  Adjustments to reconcile net (loss)
      to cash provided (used) by operating activities:
    Depreciation                                                           3,116            444           333
    Issuance of common stock for services                                174,000              -             -
    Issuance of common stock for expense reimbursement                    22,051              -         5,617
    Issuance of common stock for technology                               19,167              -             -
    Impairment of investments in other companies                         709,908              -             -
    Impairment of assets                                               1,215,838              -             -
    Revenue paid in common stock                                            (108)             -             -
    Prepaid services expensed                                            270,285         46,897             -
    Amortization of deferred compensation                                482,181        144,838         5,760
    Expenses paid through notes payable proceeds                          66,490              -        13,029
    Change in assets and liabilities:
      Increase in other current assets           .                           945         17,231             -
      Increase in accounts payable and accrued liabilities   .           114,003         20,359         5,841
      Increase in notes payable                                            4,477         (5,199)            -
                                                                    ------------------------------------------
      Net cash (used) by operating activities        .                   (46,025)        (7,003)       (1,011)
                                                                    ------------------------------------------
Cash flows from investing activities:
    Acquisition of fixed assets                                           (6,689)             -             -
                                                                    ------------------------------------------
      Net cash (used) by investing activities        .                    (6,689)             -             -
                                                                    ------------------------------------------
Cash flows from financing activities:
    Contributed capital                                                   25,500              -             -
    Proceeds from issuance of common stock
     issuance of common stock                                             30,835              -             -
                                                                    ------------------------------------------
      Net cash provided by financing activities       .                   56,335              -             -
                                                                    ------------------------------------------
Net increase in cash                                                       3,621         (7,003)       (1,011)
Cash, beginning of period                                                      -         10,624         1,627
                                                                    ------------------------------------------
Cash, end of period                                                 $      3,621   $      3,621   $       616
                                                                    ==========================================
Non-cash transactions
  Purchase of property and equipment by issuance of common stock.   $  1,153,162   $          -   $         -
                                                                    ==========================================
  Purchase of licensed technology by issuance of common stock       $     38,000   $          -   $         -
                                                                    ==========================================
  Payment of prepaid and other assets by issuance of
    common stock                                                    $      1,726   $          -   $         -
                                                                    ==========================================
  Prepayment of services for common stock                           $   1,954,42   $     60,325   $   161,144
                                                                    ==========================================
  Investments in other companies              .                     $    710,000   $          -   $         -
                                                                    ==========================================
  Conversion of debt to common stock            .                   $     35,000   $          -   $         -
                                                                    ==========================================
  Forgiveness of debt by stockholder                                $     31,489   $          -   $         -
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

For the period October 12, 1999 (Inception) to March 31, 2002, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates.

From inception to March 31, 2002, the Company has had minimal revenues, of $53,608, and has expensed operating costs in the amount of $3,125,664. The Company has nominal cash resources and has been largely dependent on the direct financial support from its founding stockholder and revenue to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors. A loss of continuing cash investment from its founding stockholder, contributed time from stockholders and directors and contributed services from key vendors in the near term would have a detrimental effect on the Company. Management plans to continue to operate in the near term relying on contributed cash, time and services and without expending significant amounts of cash or incurring significant debt. The Company has earned revenue in 2001 and plans to increase revenues from existing and proposed contractual relationships in addition to obtaining external financing. There can be no assurance that such revenues and or financing will be successfully obtained.



(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  Of  Presentation

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Accordingly, not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements on Form 10-KSB as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2001 and the results of operations for the three-month period then ended have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.


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

It is Company policy to expense those items which have been unused after the contractual period or after one year, if not used. Other prepaid expenses where services are being used are amortized over the life of the contract.

Research  and  Development

The Company expenses costs of research and development until the product or service under development reaches technological feasibility, after which the development costs are capitalized. Once the product is placed into service, the capitalized costs are amortized over the estimated useful life of the product.


Impairment  of  Long-Lived  Assets

The Company adheres to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company reviews the carrying value of its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through undiscounted net cash flows. Impairment is calculated based on fair value of the asset, generally using net discounted cash flows. Any long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. The impairment policy followed is a critical and significant accounting policy to which the Company adheres.

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

Goodwill  and  Other  Intangible  Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes accounting and reporting standards for recording valuing and impairing and other intangible assets. The adoption of SFAS 142 did not have an impact on the Company's financial condition or results of operations for the quarter ended March 31, 2002. However, as our business model is heavily dependent on acquiring intangible assets, we expect this pronouncement to have a material impact on our financial condition and results of operations in future quarters.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current period's presentation.

(3)  -  PREPAID  SERVICES

Since inception, the Company entered into various contracts with "Concept Affiliates" in which vendors agreed to provide future professional services in exchange for common stock of the Company. Services contracted in 2000 and 2001 included multimedia design, securities filings preparation, promotion, interactive database technology, training course design and development, project screening, tax incentive consulting, strategic planning and direct marketing. Since the first second quarter of 2001, all transactions entered into under these arrangements were recorded using the bid price of the Company's common stock on the date of issuance as reported by the Over The Counter Bulletin Board (OTCBB).

The total balance of prepaid services as of December 31, 2001 was $306,517, consisting of $67,616 in current assets and $238,901 in non-current assets. Based on management estimates and accounting policies, $46,897 of these services were expensed in the quarter ended March 31, 2002. No additions to prepaid services under these arrangements were made in the quarter ended March 31, 2002.


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


In 2000, the Company acquired 1% of Ameribank Card Services, Inc. in exchange for 10,000 common shares of the Company. The Company recorded the investment in Ameribank Card Services at $10,000 less an impairment of $9,900, resulting in a net asset value of $100. Ameribank Card Services continues to pursue its business model in 2002, having grown its portfolio of merchant accounts from 327 merchants at the beginning of 2001 to 412 as merchants as of December 31, 2001.




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

Following  execution  of  the  license  agreement, both parties, the Company and
SunnComm,  agreed  that  it  would  be  beneficial  to  expand  the scope of the agreement to potentially address market realities more effectively. As a result, the boards of both parties deferred closing the transaction pending completion and execution of the expanded agreement. On December 31, 2001, an expanded agreement was executed and the Company's board approved the issuance of 2,000,000 restricted shares, or approximately 16.69% of the outstanding common shares of the Company, to SunnComm, Inc. The Company's negotiated price was $2.00 per share; however, the licensed technology was recorded at a nominal value of $2,000, since the ownership percentage by SunnComm following consummation of the transaction made SunnComm a related party. In May of 2002, this agreement was amended (see Subsequent Events), providing for the return of certain rights to SunnComm in exchange for 1,500,000 shares of our common stock repurchased as consideration.

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

In April of 2002, we were informed that Bentley House Furniture Company had pledged our shares to Weylock Trading Company, Inc., a Philippine Company, in exchange for a loan. We were also informed at that time of Weylock's interest in selling us back the shares in exchange for our interest in the property lease. In May of 2002, we reached an agreement with Weylock Trading Company, Inc. providing for a transfer of our interest in the property lease in exchange for $500,000, along with 900,000 shares of our common repurchased as consideration (See Subsequent Events).


(7)  -  DUE  TO  STOCKHOLDERS

In 2001, the Company's founding shareholder, BulletProof Business Plans, provided a total of $39,333 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and are non-interest bearing. As of December 31, 2001, the Company had repaid a total of $33,470 to BulletProof under these obligations, leaving a balance of $5,863, which was paid in January of 2002. In the quarter ended March 31, 2002, the Company secured a total of $7,460 in new borrowings under this arrangement.

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

(8)  -  STOCKHOLDERS'  EQUITY


In the quarter ended March 31, 2002, the Company issued a total of 82,500 shares of its common stock. Jane Olmstead was appointed as interim CFO until a new CFO has been retained. In exchange for her services as CFO, the Company issued 50,000 shares of common stock to Jane Olmstead on January 15, 2002. A new Concept Affiliate, an individual providing marketing services to the Company, was issued 32,500 shares of our common stock in lieu of cash for services to be rendered to the Company. Equity or capital transactions transacted for non-cash consideration are complex and require substantial estimates by management. See
Note 2 "Use of Estimates." The Company received no cash for any of the shares it issued in the quarter ended March 31, 2002.

The shares issued by the Company in connection with the above transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.


(9)  -  RELATED  PARTY  TRANSACTIONS


In January of 2002, Jane Olmstead was appointed as interim CFO until a new CFO has been retained. In exchange for her services as CFO, the Company issued 50,000 shares of common stock to Jane Olmstead on January 15, 2002. Jane Olmstead has served as a Director and member of the Company's Audit Committee since the fourth quarter of 2000.

During the first quarter of 2002, the Company's founding shareholder, BulletProof Business Plans, provided a total of $7,460 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and non-interest bearing.

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


(10)  -  SUBSEQUENT  EVENTS

In April of 2002, we were informed that Bentley House Furniture Company had pledged our shares to Weylock Trading Company, Inc., a Philippine Company, in exchange for a loan. We were also informed at that time of Weylock's interest in selling us back the shares in exchange for our interest in the property lease. In May of 2002, we reached an agreement with Weylock Trading Company, Inc. providing for a transfer of our interest in the property lease in exchange for $500,000, along with 900,000 shares of our common repurchased as consideration. Under the agreement, the $500,000 will be paid at $50,000 per year for 10 years, with interest computed at the rate of 10% per year and the first payment due in December of 2002, assuming Weylock uses the property for their own operations. Should Weylock lease, sell or otherwise transfer the interest, an acceleration clause provides for immediate payment of the $500,000.


In May of 2002, our agreement with SunnComm, Inc. was amended, providing for the return of certain rights to SunnComm in exchange for 1,500,000 shares of our common stock repurchased as consideration. Under the new agreement, we will jointly development a solution for our SKU Marketing program for copy protected discs.

In May of 2002, we reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement we issued 3,000,000 shares of our common stock along with a commitment to pay $250,000 in cash within 6 months, pending transfer or sale of the technology.


ITEM  2.  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

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

OVERVIEW

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

RESULTS  OF  OPERATIONS

QUARTER  ENDED  MARCH  31,  2002  COMPARED  TO  QUARTER  ENDED  MARCH  31, 2001

REVENUE
                     CUMULATIVE
                       DURING
                     DEVELOPMENT  THREE MONTHS ENDED MARCH 31,
                        STAGE        2002         2001          % CHANGE
                       --------------------------------------------------
Net revenues      .     $53,608   $      0       $       0            0%
                       ==================================================

We generated no revenue for the quarter ended March 31, 2002. During the quarter we provided services in connection with three projects under the US Consults Strategic alliance executed in January of 2002. These services are provided on a contingency basis, meaning that no revenue or cash will be realized until certain predetermined outcomes have materialized for US Consults clients. If such outcomes do materialize, we anticipate substantial lags between the contingent events occurring and our receipt of cash payments. Accordingly, there can be no assurances that these services will produce revenue for us.

The business model we are pursuing anticipates most of our services being paid for with stock and certain services being paid for with cash. The ultimate balance we realize between sales settled with cash and sales settled with stock, if any future sales are realized, will have a material impact on our results of operations, operating cash flow, and the degree to which our earnings, revenues and costs fluctuate from period to period. This is due in part to the complexities of transactions settled in equity. This complexity is increased by our focus on early stage companies, whose securities are privately held, thinly traded, or quoted on mediums that make valuation highly subjective.

To address these complexities, our accounting policies may require us to record services issued in exchange for stock in early stage companies at a nominal value, or no value at all, since the stock issued generally has no readily determinable value. As a result, the extent to which we accept stock in exchange for services and technology we render to privately held, early stage clients will directly impact our future results. In the remaining quarters of 2002, we intend to pursue opportunities to deliver services to such clients in exchange for cash, stock and a combination of stock and cash. It is anticipated that these agreements will typically involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. Similarly, it is expected that an hourly rate will be used to track contract progress. Professional services under all types of agreements except those involving contingent consideration are recognized as the services are performed.

Another important consideration regarding the balance between services paid for in cash and services settled in the client's stock is our ability to cover operating expenses we are required to settle in cash. Our primary business focus is not on generating immediate revenue. Instead, our focus is on acquiring equity interests in promising companies we believe will create capital appreciation for our shareholders. Despite this focus, operating activities that result in cash revenue play can plan an important role in our ability to meet cash requirements. This is especially true to the degree that we do not successfully secure external cash financing to satisfy expenses we cannot satisfy using our common stock.

COST  OF  SERVICES

                     CUMULATIVE
                       DURING
                     DEVELOPMENT  THREE MONTHS ENDED MARCH 31,
                        STAGE        2002         2001          % CHANGE
                       --------------------------------------------------
  Cost of Services     $53,500     $     0     $      0             0%
                       ==================================================

Our cost of services are comprised principally of consulting services provided by contract individuals to our customers. We provided no services that generated revenue and had no costs of services during the quarter ended March 31, 2002. To the degree that we generate revenue in future periods, consulting services provided by Concept Affiliates and officers during such periods will be matched to revenue associated with such services and recorded as costs of services. In future periods, we expect the complexity of our model, which relies heavily on exchanges of our equity and exchanges of our clients' equities, to result in a lack of predictability and a great deal of volatility with regard to our Cost of Services and, therefore, our gross margin percentage.


SALES  AND  MARKETING

                     CUMULATIVE
                       DURING
                     DEVELOPMENT  THREE MONTHS ENDED MARCH 31,
                        STAGE        2002         2001          % CHANGE
                       --------------------------------------------------
 Sales and Marketing    $41,937    $  2,376      $   5,000      (52.50)
                       ==================================================


Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. Although the percentage decrease in sales and marketing expenses, from the quarter ended March 31, 2001 compared to the quarter ended March 31, 2002, is a substantial percentage, the total dollar amount of sales and marketing expenses is comparably low in both periods. However, there is a material difference between the payment terms of sales and marketing expenses of both periods. Of our total sales and marketing expenses incurred in the quarter ended March 31, 2002, 100%, or $2,376, required payment in cash. Of our total sales and marketing expenses incurred in the quarter ended March 31, 2001, 100%, or $5,000, was initially prepaid for using our common stock, requiring no payment in cash.

In the remaining quarters of 2002, we hope to substantially increase our sales and marketing efforts and, therefore expect our sales and marketing expenses to increase. Whereas our sales and marketing activities in 2001 were directed primarily at developing our corporate image and communicating key events, we plan to promote certain professional services we offer in 2002, in addition to expanding the scope of our image development efforts. While some of our anticipated sales and marketing requirements can be satisfied using prepaid services we contracted in exchange for common stock, many will require payment in cash.

RESEARCH  AND  DEVELOPMENT

                         CUMULATIVE
                           DURING
                         DEVELOPMENT  THREE MONTHS ENDED MARCH 31,
                            STAGE        2002         2001          % CHANGE
                           --------------------------------------------------
 Research and Development    $251,859     $   238    $ 13,254      (98.21)%
                           ==================================================


Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we hold rights to and which we intend to use in the future to meet our internal needs or the needs of ventures we may invest these technologies with. While the total dollar amount of sales and marketing expenses is comparably low in both periods, the change in research and development expenses, from the quarter ended March 31, 2001 compared to the quarter ended March 31, 2002, is largely explained by our efforts with an electronic government publishing operation in London England in the first quarter of 2001. In both the first quarter of 2002 and the first quarter of 2001, 100% of our research and development expenses required settlement in cash. Since inception, the majority, $217,040 or 86.18% of our research and development expenses since inception, has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we anticipate entering into similar agreements which may cause our research and development costs to increase substantially.

GENERAL  AND  ADMINISTRATIVE

                         CUMULATIVE
                           DURING
                         DEVELOPMENT  THREE MONTHS ENDED MARCH 31,
                            STAGE        2002         2001          % CHANGE
                           --------------------------------------------------
General and Administrative  $906,231    $228,693    $ 13,141          1,740%
                           ==================================================

General and administrative expenses consist primarily of professional services, insurance, telephone, occupancy, travel and compliance related expenses. The increase in general and administrative expenses for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001, is primarily due to expensing deferred compensation for Concept Affiliate agreements secured throughout 2002. In the quarter ended March 31, 2002, expensing deferred compensation accrued under these agreements accounted for approximately 64.58%, or $147,696, of our general and administrative expenses for the quarter. Similarly, prepaid Concept Affiliate services expensed during the quarter accounted for approximately 20.51%, or $46,897, of our general and administrative expenses for the quarter ended March 31, 2002. The remaining 14.91% is composed primarily of compliance related expenses, 5.55% or $12,685, insurance expense, 2.88% or $6,583, telephone expense, 1.11% or $2,544 and all other general and administrative expenses totaling $12,287 or 5.37%. Compliance related expenses include legal, accounting and other charges related to filing our reports with the Securities and Exchange Commission. Of the $228,693 we expensed under the general and administrative caption in the current quarter, 85.09% or $194,593 were prepaid for using our common stock, $18,656 or 8.16% require settlement in cash, and $15,444 or 6.75% related to other non-cash charges. We plan to utilize more professional services from our officers, directors and Concept Affiliates in the remaining quarters of 2002.

IMPAIRMENT  OF  LONG-LIVED  ASSETS  AND  IMPAIRMENT  OF  INVESTMENTS  IN  OTHER
COMPANIES



                     CUMULATIVE
                       DURING
                     DEVELOPMENT  THREE MONTHS ENDED MARCH 31,
                        STAGE        2002         2001          % CHANGE
                       --------------------------------------------------
 Impairment of Assets  $1,215,838     $    0      $     0           0%
                       ==================================================

Impairment  of  Investments
in  Other  Companies   $  709,908     $    0      $     0           0%
                       ==================================================


Our impairment policy requires management to review assets and investments for impairment on an ongoing basis. In the case of investments in other companies, this analysis combined with our other accounting policies is expected to have a material impact on our results of operations in future periods. Our accounting policies generally may require us to record services performed in exchange for stock in early stage companies at a nominal value, since the stock issued generally has no readily determinable value. However, when we use our stock to effect investments in other companies, the bid price for our stock on the date of issuance is used to value the transaction initially. Subsequently, an impairment of this value may be required to reduce the carrying amount on our books to reflect a fair value.

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for approximately 22.71% of our $3,128,378 net loss, whereas impairment of long-lived assets has accounted for approximately 38.86% of our net loss since inception. Together, these two expense categories account for 61.56% of our net loss from inception and through the quarter ended March 31, 2002.

An impairment loss is recorded in the period in which we determine that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts may require assumptions about demand for the Company's products and services, future market conditions and technological developments in order to support fair value and avoid impairment. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.


INCOME  TAXES

There is no current or deferred tax expense for the period from October 12, 1999 (inception) to March 31, 2002 due to net losses from operations by the Company. As of March 31, 2002 we had operating loss carryforwards of $3,128,378 compared to operating loss carryforwards of $2,896,808 as of December 31, 2001. The operating loss carryforwards expire beginning in 2019.

NET  LOSS


                     CUMULATIVE
                       DURING
                     DEVELOPMENT  THREE MONTHS ENDED MARCH 31,
                        STAGE        2002         2001          % CHANGE
                       --------------------------------------------------

Net income (loss)   ($3,128,378)   ($231,571)    ($31,591)       633.03%
                    =====================================================
Net income (loss)
 per share               ($0.40)      ($0.02)      ($0.00)       347.79%
                    =====================================================
Weighted  average
shares outstanding    7,916,393   12,127,281    7,408,222         63.70%
                    =====================================================


We  have  incurred  net  losses  from  operations  in each fiscal year, and each quarter, since our inception. The overall increase in our quarterly loss from operations, from the quarter ended March 31, 2001 compared to the quarter ended March 31, 2002, was approximately 633.03%, or $199,980. The overall increase in our quarterly net loss is primarily attributable to a 1,740%, or $215,552 increase in our general and administrative expenses in the first quarter of 2002.

We anticipate that impairments will play a major role in our operating results in the remaining quarters of 2002 as well as in future periods. Although none of our impairment losses have consumed cash flow since inception, our ability to convert the assets, resources and technology we acquire into gains, and ultimately positive cash flow, will largely determine the viability of our business model. Similarly, to the degree that we have to issue more shares to acquire assets and resources that are later impaired and not readily recovered, such events will be dilutive to our existing shareholders.
..

LIQUIDITY  AND  CAPITAL  RESOURCES

We must successfully secure external cash financing to satisfy expenses we cannot satisfy using our common stock in the remaining quarters of 2002. In addition, we must successfully generate sufficient cash revenue to meet our operating cash requirements in the remaining quarters of 2002. Our working capital continued to decrease from the December 31, 2001 to March 31, 2002. As of March 31, 2002 we had negative working capital of ($46,570), compared to negative working capital of ($7,069) as of December 31, 2001. The change in working capital reflects growth in current liabilities from $103,320 as of December 31, 2001 to $118,480 as of March 31, 2002, combined with a decrease in current assets, from $96,251 as of December 31, 2001 to $71,910 as of March 31, 2002. The increase in current liabilities in the quarter is primarily attributable to a $15,000 liability accrual for executive compensation expense. None of our accrued executive compensation expense requires payment in cash.

Another change that resulted in the increase of our current liabilities was growth in our other accrued expenses, from $2,300 at December 31, 2001 to $9,375 as of March 31, 2002. This increase was largely due to an accrual related to increased auditing costs. These increases were partially offset by a slight decrease in our accounts payable, from $14,781 at December 31, 2001 to $12,668 at March 31, 2002. The accrued expenses of $9,375 and the accounts payable of $12,668 all require payment in cash. The remaining $21,437, or 18.09% of our first current liabilities is primarily comprised of short-term demand advances due to a related party, $16,960 or 14.31% and a note payable for our insurance coverage, $4,477 or 3.78%. Each of these components also requires payment in cash.

The decrease in current assets in the first quarter is primarily attributable to a decrease in our prepaid expenses and deposits, from $18,011 at December 31, 2001 to $781 at March 31, 2002, accounting for $17,230, or 70.79% of the decrease in current assets. In addition, a decrease in cash, from $10,624 at December 31, 2001 to $3,621 as of March 31, 2002, accounts for $7,003, or 28.77%
of the decrease in current assets. Both of these changes resulted in an increase in cash outflow.

Our primary source of capital since inception has been; the sale of stock to our majority shareholder, BulletProof Business Plans, Inc. ("BulletProof"), for $30,000 in cash, the sale of stock to BulletProof in exchange for expenses paid on our behalf in the amount of $16,691, the conversion of $25,000 in notes payable into common stock by BulletProof, and the forgiveness of $30,000 in notes payable by BulletProof. In addition, BulletProof provided a total of $39,333 in short-term demand advances and expenses paid on our behalf in 2001, of which we repaid $33,470 under these obligations, leaving balance due of $5,863 as of December 31,2001. In the first quarter of 2002, we repaid the balance of $5,863 in short-term advances and borrowed an additional $7,460 from BulletProof. In addition to this source of cash flow, our revenue in 2001, while insignificant as a total dollar amount, was a source of cash given the limited cash requirements of our operations. In total, we received $53,500 in cash from sales in 2001, along with $9,500 in cash from prepayments for services, and $25,500 in additional paid-in-capital. To realize the growth in our network of professional service providers and licensed technology our business model calls for, we will require far more cash than that which is required to meet our minimum needs.

In order to preserve cash, we have prepaid the services of our officers, directors and Concept Affiliates using our stock. Our ability to continue this model in the future is critical to our success and our ability to continue as an ongoing concern. In the first quarter of 2002, our common stock bid price was quoted at a low of $0.35 to a high of $1.30. However, our board had approved the issuance of shares to new Concept Affiliates at a negotiated value of $6.00 per share, although the low bid price would be used to record any such transactions. As a result of the historical difference between negotiated and bid prices per share, our ability to negotiate new Concept Affiliate agreements in future periods may be adversely impacted. To the degree that our stock price does not increase, we may have difficulty securing new agreements with service providers, acquiring new technology and executing on our business model.

ACCOUNTING  FOR  AFFILIATE  COMPANY  OWNERSHIP

The various interests that we acquire in our affiliate companies are accounted for under the following: equity method and cost method. The applicable accounting method is generally determined based on our voting interest and control in an affiliate company.

Equity Method. The equity method of accounting is used to account for our investment in affiliate companies and other investees in which we have a significant voting interest (at least 20%). Under the equity method of accounting, the
Company records its equity ownership share of the affiliate's earnings, losses, and dividends paid.

Cost Method. The cost method of accounting is used to account for our investment in affiliate companies and other investees in which we do not have significant voting interest (less than 20% of the voting stock). Under the cost method of accounting, our share of the earnings or losses of these companies is not recorded. The investments are recorded at historical cost.



FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

We operate in a rapidly changing business environment that involves several risks, many of which are beyond our control. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following.

Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of March 31, 2002 had an accumulated deficit of $3,128,378.

Our revenues, operating income or net income in the future are unpredictable. As a result of our limited operating history and the nature of the industries in which we compete, we are unable to accurately forecast revenues, operating income or net income. We anticipate continuing to incur significant operating expenses in the future. Our business strategy is designed to utilize professional services paid in our common stock in lieu of cash, which will permit us to operate under lower cash levels than traditional operations. Our current expense levels are based largely on the Company's efforts to develop its business model and pursue initial sales; therefore, current expense levels are not indicative of future expense levels. We can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.

Our quarterly results of operations may fluctuate widely. It is anticipated that future quarterly operating results could fluctuate significantly and that period-to-period comparisons of our results may not necessarily be meaningful or indicative of future results. There are many factors that may contribute to these quarterly fluctuations, some of which are beyond our control. Factors include, but are not limited to: (i) Charges for impairment of long-lived assets in future periods; (ii) Market acceptance of our ventures, services, and products; (iii) Economic conditions specific to the industry in which we operate; and (iv) General economic conditions. In the event that we are unable to continue our business model due to a major shift in the economy or some other unforeseen reason, we may have to adjust our business model to a more traditional reliance on cash consideration. This event could have an impact on net operating results by requiring us to obtain various loans to meet obligations. This could result in interest payments and other debt expenses.

A substantial risk facing us is the issue of valuation of common stock in negotiating common stock for service. We anticipate having to negotiate the value of our stock in almost every transaction that we engage in; stock in Dstage.com, private venture equity, interests in licensed technology, and other assets, for which market prices are highly subjective. We will be dependent on the vagaries of negotiation in many transactions. Negotiations may include subjective assessments of an asset or investment's value; therefore, an initial over-payment could result in an adverse consequence to our value when impairment is determined.

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
NONE

ITEM  2.  CHANGE  IN  SECURITIES
NONE

ITEM  3.  DEFULTS  UPON  SENIOR  SECURITIES
NONE

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITIES  HOLDERS
NONE

ITEM  5.  OTHER  INFORMATION
NONE

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.  Exhibits  -  NONE


b.     Reports  filed  during  the  last  quarter  covered  by  this  report.

(1) Pursuant to Item 1., "Change In Control", Item 2., "Acquisition or Disposition of Assets", and Item 6., "Resignations of Registrant's Directors", we filed a Current Report on Form 8-K dated January 15, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dstage.com,  Inc.

Dated:  May  15,  2002

By:

/s/  Frank  R.  Maresca,  Jr.
     Frank  R.  Maresca,  Jr.,  Chief  Executive  Officer,  Director

/s/Jane  Olmstead
   Jane Olmstead, Director, Interim Chief Financial Officer,
   Audit Committee Member