Form 10QSB
period 2002-06-30
DSTAGE COM INC
filed 2002-08-16
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(MARK  ONE)

  X     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
       SECTION  15(D)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________


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

    Check  whether  the  issuer  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of July 30, 2002, the Registrant had outstanding 15,171,601 shares of Common Stock, $0.001 par value, including 2,400,000 shares of treasury stock.

                                TABLE OF CONTENTS
                          FORM 10-QSB QUARTERLY REPORT
                      QUARTERLY PERIOD ENDED JUNE 30, 2002

                                DSTAGE.COM, INC.


     ITEM                                                               PAGE

                         PART I:  FINANCIAL INFORMATION

1.     Financial  Statements  (Unaudited)                                      3

       Balance  Sheets  at  June  30,  2002  and  December  31,  2001          3

       Statements of Operations for the three and six months ended June 30, 2002
       and  2001  and  Cumulative  During  Development  Stage                  4

       Statements of Cash Flows for the for the six months ended June 30, 2002
       And 2001  and Cumulative  During  Development  Stage                    5

       Notes  to  Financial  Statements                                        6

2.     Management's Discussion and Analysis of Financial Condition and Results
       of  Operations                                                         12

                           PART II:  OTHER INFORMATION

1.     Legal  Proceedings                                                     19

2.     Changes  in  Securities                                                19

3.     Defaults  Upon  Senior  Securities                                     19

4.     Submission  of  Matters  to  a  Vote  of  Securities  Holders          19

5.     Other  Information                                                     19

6.     Exhibits  and  Reports  on  Form  8-K                                  19

       Signatures                                                             20




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

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                                DSTAGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                 JUNE 30,    DECEMBER 31,
                                                                   2002         2001
ASSETS                                                         (Unaudited)     (Audited)
Current assets:
Cash                                                        $         965   $    10,624
Prepaid services (Note 3)                                          67,399        67,616
Prepaid and deposits                    .                             198        18,011
  Total current assets                                             68,562        96,251

                                                                    3,352         3,716
                                                                    2,943         3,460
Prepaid services (Note3)                   .                       87,968       238,901

  of $709,908 for 2002 and 2001           .                           200           200
Licensed Technology              .                              1,186,500        38,000
  Total assets                                              $   1,349,525   $   380,528
                                                            =============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities                    $     278,407   $    78,281
Due to stockholders (Note 7)                                       27,076        15,363
Notes payable                       .                               4,477         9,676
  Total current liabilities                                       309,960       103,320
Stockholders' equity:
  12,064,101 at December 31, 2001                                  15,147        12,064
Additional paid-in capital                                      5,170,103     4,211,961
                                                                   (2,400)            0
                                                               (3,902,985)   (2,896,808)
Deferred Compensation                                            (240,300)   (1,050,009)

  Total stockholders' equity                                    1,039,565       277,208

  Total liabilities and stockholders' equity                $   1,349,525   $   380,528
                                                            =============================

                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         CUMULATIVE
                                           DURING              Three Months                Six Months
                                         DEVELOPMENT          Ended June 30,             Ended June 30,
                                            STAGE           2002          2001         2002          2001
Revenue:
  Professional services. . . . . . . .  $     57,808   $     4,200   $   45,000   $     4,200   $   45,000

Operating expenses:
  Cost of services . . . . . . . . . .        57,700         4,200            -         4,200            -
  Sales and marketing. . . . . . . . .        46,219         4,283       17,861         6,659       22,861
  Research and development . . . . . .       252,142           284       19,317           522       32,571
  General and administrative . . . . .     1,676,019       769,789       77,264       998,481       89,405
  Impairment of assets . . . . . . . .     1,215,838             -            -             -            -
  Impairment of investments in other
    companies. . . . . . . . . . . . .       709,908             -            -             -            -
Total operating expenses . . . . . . .     3,957,827       778,555      114,442     1,009,862      144,837

Income (loss) from operations. . . . .    (3,900,019)     (774,355)     (69,442)   (1,005,662)     (99,837)

Other income (expense), net. . . . . .        (2,966)         (257)        (587)         (522)        (783)

Net income (loss). . . . . . . . . . .  $ (3,902,985)  $  (774,613)  $  (70,029)  $(1,006,184)  $ (100,620)
                                        ===================================================================
Net income (loss) per share:
  Basic and diluted. . . . . . . . . .  $      (0.47)  $     (0.06)  $    (0.01)  $     (0.08)  $    (0.01)
                                        ===================================================================
Weighted average shares used in
computing net income (loss) per share
  Basic and diluted. . . . . . . . . .     8,337,311    12,476,271    7,847,824    12,301,793    7,628,023
                                        ===================================================================

                 See accompanying notes to financial statements

                               DSTAGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        CUMULATIVE
                                                                          DURING           The Six Months
                                                                       Development         Ended June 30,
                                                                          STAGE          2002          2001
Cash flows from operating activities:
  Net (loss)                        . . . . . . . . . . . . . . . . .  $(3,902,985)  $(1,006,177)  $ (100,620)
  Adjustments to reconcile net (loss)
      to cash provided (used) by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,556           881          769
    Issuance of common stock for services           . . . . . . . . .      174,000             -            -
    Issuance of common stock for expense reimbursement. . . . . . . .       22,051             -        5,617
    Issuance of common stock for technology . . . . . . . . . . . . .       19,167             -       19,167
    Impairment of investments in other companies        . . . . . . .      709,908             -            -
    Impairment of assets. . . . . . . . . . . . . . . . . . . . . . .    1,215,838             -            -
    Revenue paid in common stock              . . . . . . . . . . . .         (108)            -            -
    Prepaid services expensed                .. . . . . . . . . . . .      374,537       151,149       10,000
    Amortization of deferred compensation . . . . . . . . . . . . . .    1,207,377       870,034       12,000
    Expenses paid through notes payable proceeds        . . . . . . .       66,490             -       25,320
    Change in assets and liabilities:
      Increase in other current assets. . . . . . . . . . . . . . . .        1,527        17,813       14,034
      Increase in accounts payable and accrued liabilities. . . . . .       55,483       (38,161)      52,344
      Increase in notes payable               . . . . . . . . . . . .        4,477        (5,199)           -
      Net cash provided (used) by operating activities. . . . . . . .      (48,681)       (9,659)      38,631
Cash flows from investing activities:
    Acquisition of fixed assets                .. . . . . . . . . . .       (6,689)            -       (2,151)
      Net cash (used) by investing activities          .. . . . . . .       (6,689)            -       (2,151)
Cash flows from financing activities:
    Contributed capital . . . . . . . . . . . . . . . . . . . . . . .       25,500             -            -
    Proceeds from issuance of common stock. . . . . . . . . . . . . .       30,835             -            -
      Net cash provided by financing activities . . . . . . . . . . .       56,335             -            -
Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . .          965        (9,659)      36,480
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . .            -        10,624        1,627
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $       965   $       965   $   38,107
                                                                     ==========================================
Non-cash transactions
  Purchase of property and equipment by issuance of common stock. . .  $ 1,153,162   $         -   $1,150,000
                                                                     ==========================================
  Purchase of licensed technology by issuance of common stock . . . .  $   938,000   $   900,000   $        -
                                                                     ==========================================
  Purchase of treasury stock in exchange for property and technology.  $     2,400   $     2,400   $        -
                                                                     ==========================================
  Purchase of licensed technology by incurring debt to seller . . . .  $   250,000   $   250,000   $        -
                                                                     ==========================================
  Payment of prepaid and other assets by issuance of common stock . .  $     1,726   $         -   $        -
                                                                     ==========================================
  Prepayment of services for common stock           . . . . . . . . .  $ 1,954,420   $    60,325   $  300,930
                                                                     ==========================================
  Investments in other companies. . . . . . . . . . . . . . . . . . .  $   710,000   $         -   $        -
                                                                     ==========================================
  Conversion of debt to common stock             .. . . . . . . . . .  $    35,000   $         -   $        -
                                                                     ==========================================
  Forgiveness of debt by stockholder. . . . . . . . . . . . . . . . .  $    31,489   $         -   $        -
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

For the period October 12, 1999 (Inception) to June 30, 2002, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates.

From inception to June 30, 2002, the Company has had minimal revenues, of $57,808, and has expensed operating costs in the amount of $3,957,827. The Company has nominal cash resources and has been largely dependent on the direct financial support from its founding stockholder and revenue to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors. A loss of continuing cash investment from its founding stockholder, contributed time from stockholders and directors and contributed services from key vendors in the near term would have a detrimental effect on the Company. Management plans to continue to operate in the near term relying on contributed cash, time and services and without expending significant amounts of cash or incurring significant debt. The Company has earned revenue in 2001, and nominal revenue in 2002, and plans to increase revenues from existing and proposed contractual relationships in addition to obtaining external financing. There can be no assurance that such revenues and or financing will be successfully obtained.


(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  Of  Presentation

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Accordingly, not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements on Form 10-KSB as filed with the Securities and Exchange Commission on April 3, 2001. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2002 and the results of operations for the three and six month periods then ended have been made. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.

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

Goodwill  and  Other  Intangible  Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes accounting and reporting standards for recording valuing and impairing and other intangible assets. The adoption of SFAS 142 did not have an impact on the Company's financial condition or results of operations for the quarter ended June 30, 2002. However, as our business model is heavily dependent on acquiring intangible assets, we expect this pronouncement to have a material impact on our financial condition and results of operations in future quarters.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform to the current period's presentation.

(3)  -  PREPAID  SERVICES

Since inception, the Company entered into various contracts with "Concept Affiliates" in which vendors agreed to provide future professional services in exchange for common stock of the Company. Services contracted in 2000 and 2001 included multimedia design, securities filings preparation, promotion, interactive database technology, training course design and development, project screening, tax incentive consulting, strategic planning and direct marketing. Since the second quarter of 2001, all transactions entered into under these arrangements were recorded using the bid price of the Company's common stock on the date of issuance as reported by the Over The Counter Bulletin Board (OTCBB).

The total balance of prepaid services as of December 31, 2001 was $306,517, consisting of $67,616 in current assets and $238,901 in non-current assets. Based on management estimates and accounting policies, $104,252 of these services were expensed in the quarter ended June 30, 2002. For the six months ended June 30, 2002, a total of $151,148 of these services were expensed, leaving a total balance of prepaid services of $155,368 as of June 30, 2002. No additions to prepaid services under these arrangements were made in the quarter ended June 30, 2002.

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


(5)  -  LICENSED  TECHNOLOGY

In May of 2002, the Company reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement the Company issued 3,000,000 shares of our common stock along with a commitment to pay $250,000 in cash within 6 months, pending transfer or sale of the technology. If transfer or sale of the technology does not occur, the Company will be obligated to pay VedaLabs in cash or stock. The number of shares will be determined based on the closing price of the Company's shares and the Company will be obligated to register such with the SEC. The Company's negotiated price for this transaction was $2.00 per share; however, the licensed technology was recorded at $0.30 per share, the bid price for shares issued on the date of the transaction. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", the Company is having an independent valuation conducted to assist in valuing the VedaLabs technology. Should the book value of the VedaLabs technology be less than its fair value in any future period, the Company will record an impairment expense equal to the difference in book value and fair value. The impact or amount of any such impairment, if any are required, is unknown at this time.

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

Following  execution  of  the  license  agreement, both parties, the Company and
SunnComm,  agreed  that  it  would  be  beneficial  to  expand  the scope of the agreement to potentially address market realities more effectively. As a result, the boards of both parties deferred closing the transaction pending completion and execution of the expanded agreement. On December 31, 2001, an expanded agreement was executed and the Company's board approved the issuance of 2,000,000 restricted shares, or approximately 16.69% of the outstanding common shares of the Company, to SunnComm, Inc. The Company's negotiated price was $2.00 per share; however, the licensed technology was recorded at a nominal value of $2,000, since the ownership percentage by SunnComm following consummation of the transaction made SunnComm a related party. In May of 2002, this agreement was amended, providing for the return of certain rights to SunnComm in exchange for 1,500,000 shares of Dstage common stock repurchased as consideration.

In November of 2001, the Company entered into an agreement with DataStand Technologies, Inc. ("DataStand") to secure three premium licenses to DataStand's OTCBB interactive databases for terms of three years in exchange for 270,000 shares of the Company's common stock. The licensed technology was recorded at a value of $36,000.


(6)  -  PROPERTY  &  EQUIPMENT  LEASE

In June 2001, the Company entered into a 49-year lease agreement with Bentley House Furniture Company, Inc., a Philippine company, for an idle manufacturing facility built in 1998 and located in Davao City, Philippines. The Company granted a one-time payment of 1,000,000 common shares in lieu of $6,000,000 in cash for the full lease payment on the property. The Company has the option to purchase the facility during the lease term for $100,000 should Philippine law permit a transfer of title to a U.S. Corporation. The lessor agreed to bear all legal, tax and similar costs related to the transaction. The lease agreement was negotiated at a value of $6.00 per share; however, for accounting purposes the Company recorded the transaction at $1.15 per share. The Company has fully impaired the value of the asset by $1,150,000 for 2001, in accordance with SFAS 144 because expected sublease opportunities did not materialize. The Company believes that there are substantial risks involved with this investment in the property and equipment lease.

In April of 2002, the Company was informed that Bentley House Furniture Company had pledged the Company's shares to Weylock Trading Company, Inc., a Philippine Company, in exchange for a loan. The Company was also informed at that time of Weylock's interest in selling Dstage back the shares in exchange for Dstage's interest in the property lease. In May of 2002, the Company reached an agreement with Weylock Trading Company, Inc. providing for a transfer of its interest in the property lease in exchange for $500,000, along with 900,000 shares of Dstage common repurchased as consideration. The Company is not recording any gain or revenue from the $500,000 because its realization is not assured.


(7)  -  DUE  TO  STOCKHOLDERS

In 2001, the Company's founding shareholder, BulletProof Business Plans, provided a total of $39,333 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and are non-interest bearing. As of December 31, 2001, the Company had repaid a total of $33,470 to BulletProof under these obligations, leaving a balance of $5,863, which was paid in January of 2002. For the six months ended June 30, 2002, the Company secured a total of $20,575 in new borrowings under this arrangement. Of these new borrowings, the Company has repaid a total $3,000 as of June 30, 2002.

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


(8)  -  STOCKHOLDERS'  EQUITY

In May of 2002, the Company entered into an agreement with Weylock Trading Company, Inc. providing for a transfer of our interest in the Philippines property lease in exchange for $500,000, along with 900,000 shares of our common repurchased as consideration. These shares were recorded as treasury stock using the par value method.

In May of 2002, amended its technology license agreement with SunnComm, providing for the return of certain rights to SunnComm in exchange for 1,500,000 shares of our common stock repurchased as consideration. These shares were recorded as treasury stock using the par value method.

In the quarter ended March 31, 2002, the Company issued a total of 82,500 shares of its common stock. Jane Olmstead was appointed as interim CFO until a new CFO has been retained. In exchange for her services as CFO, the Company issued 50,000 shares of common stock to Jane Olmstead on January 15, 2002. A new Concept Affiliate, an individual providing marketing services to the Company, was issued 32,500 shares of our common stock in lieu of cash for services to be rendered to the Company. Equity or capital transactions transacted for non-cash consideration are complex and require substantial estimates by management. See
Note 2 "Use of Estimates." The Company received no cash for any of the shares it issued in the quarters ended March 31, 2002 and June 30, 2002.

In July of 2002, Jane Olmstead extended her term as interim CFO until a new CFO has been retained. In exchange for her services as CFO, the Company issued

25,000  shares  of  common  stock  to  Jane  Olmstead  on  July  15,  2002.

The shares issued by the Company in connection with the above transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.


(9)  -  RELATED  PARTY  TRANSACTIONS

In July of 2002, Jane Olmstead extended her term as interim CFO until a new CFO has been retained. In exchange for her services as CFO, the Company issued 25,000 shares of common stock to Jane Olmstead on July 15, 2002. Jane Olmstead has served as a Director and member of the Company's Audit Committee since the fourth quarter of 2000.

During the six month ended June 30, 2002, the Company's founding shareholder, BulletProof Business Plans, provided a total of $20,575 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and non-interest bearing.

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


(10)  -  SUBSEQUENT  EVENTS

In July of 2002, the Company entered into an agreement with Standard and Poor's Corporate Valuation Consulting. Under the terms of the agreement; Dstage is to pay $35,000 for valuation services in connection with the VedaLabs technology, $200,000 to $300,000 to develop a valuation methodology in connection with the Company's planned VC-IP auction concept, and between $150,000 and $275,000 to use the customized methodology to evaluate up 50 intellectual property assets.

In July of 2002, the Company entered into an agreement with The Camelot Group, Inc., whereby the Camelot group would provide investment banking services and provide the Company with $150,000 in August of 2002. The agreement also called for The Camelot Group to raise between $500,000 and $1,000,000 on a best efforts basis. Certain Dstage shareholders compensated The Camelot Group for their services and the $150,000 cash to be paid to Dstage. This transaction will result in a liability due to these shareholders of not less than $350,000.

In July of 2002, Jane Olmstead extended her term as interim CFO until a new CFO has been retained. In exchange for her services as CFO, the Company issued 25,000 shares of common stock to Jane Olmstead on July 15, 2002. Jane Olmstead has served as a Director and member of the Company's Audit Committee since the fourth quarter of 2000.


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

The Company believes that the following critical accounting policies affect its more significant judgements and estimates used in the preparation of financial statements:


Non-Monetary Transactions - The Company's business model depends on its ability to successfully enter into non-monetary transactions, where the Company's common stock is used to acquire a technology or service, or where a technology or service the Company previously acquired is used to acquire the common stock of another entity. As a result, the Company must continually address issues of valuation regarding its common stock, the technology and services acquired, the value of common stock in other companies received and the value of services and technologies sold, if any. If value estimates are too high upon entering into a transaction, earnings in future periods may suffer from large impairment charges. Similarly, if value estimates are too low upon entering into a transaction, operating results in future periods may not reflect a proper matching of income, if any, and expenses.

Prepaid Expenses and Deferred Compensation - The Company has negotiated contracts to grant common stock in exchange for future (prepaid) services with various other companies and individuals. Where the other companies are independent or have minimal common stock ownership in the Company, those prepaid expenses have been presented in the accompanying balance sheet as an asset. Where the other companies or individuals have significant stock ownership or are functioning as, or similar to, employees, officers or directors, such prepaid services have been presented on the balance sheet as deferred compensation and a reduction to total equity.

It is Company policy to expense those items that have been unused after the contractual period or after one year, if not used. Other prepaid expenses where services are being used are amortized over the life of the contract.

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


RESULTS  OF  OPERATIONS

QUARTER  ENDED  JUNE  30,  2002  COMPARED  TO  QUARTER  ENDED  JUNE  30,  2001

REVENUE

                CUMULATIVE
                  DURING
                DEVELOPMENT        THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                   STAGE             2002               2001           % CHANGE         2002           2001       % CHANGE
Net Revenue     $     57,808    $         4,200    $       45,000       (90.67%)   $      4,200    $       45,000   (90.67%)


We generated minimal revenue of $4,200 for the quarter ended June 30, 2002. These revenues were the result of cash payments for small consulting projects. The percentage decrease in revenue, from the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2002, is substantial. This is largely due to a single consulting engagement in the second quarter 2001. The total dollar amount of revenue in both periods is comparably low.

During the quarter we also continued to provide services in connection with projects under the US Consults Strategic alliance executed in January of 2002. These services are provided on a contingency basis, meaning that no revenue or cash will be realized until certain predetermined outcomes have materialized for US Consults clients. If such outcomes do materialize, we anticipate substantial lags between the contingent events occurring and our receipt of cash payments. Accordingly, there can be no assurances that these services will produce revenue for us.

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


COST  OF  SERVICES

                CUMULATIVE
                  DURING
                DEVELOPMENT        THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                   STAGE             2002               2001           % CHANGE         2002           2001       % CHANGE
Cost of Services  $       57,700             4,200               -         NM            4,200            -            NM


Our cost of services are comprised principally of consulting services provided by contract individuals to our customers. We provided minimal services that generated revenue in the three and six months ended June 30, 2002, and had costs of services totaling $4,200. To the degree that we generate revenue in future periods, consulting services provided by Concept Affiliates and officers during such periods will be matched to revenue associated with such services and recorded as costs of services. In future periods, we expect the complexity of our model, which relies heavily on exchanges of our equity and exchanges of our clients' equities, to result in a lack of predictability and a great deal of volatility with regard to our Cost of Services and, therefore, our gross margin percentage.

SALES  AND  MARKETING

                CUMULATIVE
                  DURING
                DEVELOPMENT        THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                   STAGE             2002               2001           % CHANGE         2002           2001       % CHANGE
Sales and Marketing   46,219              4,283          17,861           (76.02%)       6,659           22,861      (70.87%)


Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. Although the percentage decrease in sales and marketing expenses, from the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2002, is a substantial percentage, the total dollar amount of sales and marketing expenses is comparably low in both periods. However, there is a material difference between the payment terms of sales and marketing expenses of both periods. Of our total sales and marketing expenses incurred in the six months ended June 30, 2002, 100%, or $4,283, required payment in cash. Of our total sales and marketing expenses incurred in the six months ended June 30, 2001, 52%, or $12,000, was initially prepaid for using our common stock, requiring no payment in cash.

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


RESEARCH  AND  DEVELOPMENT

                CUMULATIVE
                  DURING
                DEVELOPMENT        THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                   STAGE             2002               2001           % CHANGE         2002           2001       % CHANGE
Research and    $       252,142           284               19,317        (98.53%)          522          32,571     (98.40%)
Development

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we hold rights to and which we intend to use in the future to meet our internal needs or the needs of ventures we may invest these technologies with. The change in research and development expenses, from the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2002, is largely explained by two items. In the first quarter of 2001 we expended resources in connection with an electronic government publishing operation in London England. In the second quarter of 2001, we expensed $19,167 in connection with an exclusive license to an e-commerce system acquired for stock. In both the first quarter of 2002 and the first quarter of 2001, 100% of our research and development expenses required settlement in cash. For the three months ended June 30, 2001, approximately 1% of our research and development expenses required payment in cash, compared to 100% of our research and development expenses in the three months ended June 30, 2002 requiring payment in cash. Since inception, the majority, $226,167 or 90% of our research and development expenses since inception, has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we anticipate entering into similar agreements which may cause our research and development costs to increase substantially.


GENERAL  AND  ADMINISTRATIVE

                CUMULATIVE
                  DURING
                DEVELOPMENT        THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                   STAGE             2002               2001           % CHANGE         2002           2001       % CHANGE
General and      $    1,676,019          769,789               77,264      896.31%       998,481       89,405         1,116.81%
Administrative


General and administrative expenses consist primarily of professional services, insurance, telephone, occupancy, travel and compliance related expenses. The large increase in general and administrative expenses for three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001, is primarily due to expensing deferred compensation for Concept Affiliate agreements secured in 2001. For the six months ended June 30, 2002, expensing deferred compensation accrued under these agreements accounted for approximately 71%, or $712,892, of our general and administrative expenses for the period. Similarly, prepaid Concept Affiliate services expensed during the six months ended June 30, 2002 accounted for approximately 25%, or $249,091, of our general and administrative expenses for the six months ended June 30, 2002. The remaining 4% is composed primarily of compliance related expenses, approximately 2%, or $14,575, insurance expense of approximately $12,685, or approximately 1%, and all other general and administrative expenses totaling. Compliance related expenses include legal, accounting and other charges related to filing our reports with the Securities and Exchange Commission. Of the $998,481 we expensed under the general and administrative caption for the six months ended June 30, 2002, 97% or $961,983 were prepaid for using our common stock, $34,843 or 3% require settlement in cash. We plan to utilize more professional services from our officers, directors and Concept Affiliates in the remaining quarters of 2002.

IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

                CUMULATIVE
                  DURING
                DEVELOPMENT        THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                   STAGE             2002               2001           % CHANGE         2002           2001       % CHANGE
Impairment of . . $    1,215,838                -               -          0%                 -              -       0%
Assets            =======================================================================================================
Impairment of     $      709,908                -               -          0%                 -              -       0%
Investments In    =======================================================================================================
Other Companies


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

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for approximately 31% of our $3,960,793 net loss, whereas impairment of long-lived assets has accounted for approximately 18% of our net loss since inception. Together, these two expense categories account for 49% of our net loss from inception and through the six months ended June 30, 2002.

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


INCOME  TAXES

There is no current or deferred tax expense for the period from October 12, 1999 (inception) to June 31, 2002 due to net losses from operations by the Company. As of June 30, 2002 we had operating loss carryforwards of $3,902,985 compared to operating loss carryforwards of $2,896,808 as of December 31, 2001. The operating loss carryforwards expire beginning in 2019.

NET  LOSS

                CUMULATIVE
                  DURING
                DEVELOPMENT        THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                   STAGE             2002               2001           % CHANGE         2002           2001       % CHANGE
Net income (loss)  $ (3,902,985)  $       (774,613)  $         (70,029)   1,006.13%  $   (1,006,184)     (100,620)  899.98%
                   ========================================================================================================
Net income (loss)..$      (0.47)  $          (0.06)  $           (0.01)     595.78%   $       (0.08)        (0.01)  520.06%
Per Share          ========================================================================================================
Weighted    . . .     8,337,311         12,476,271           7,847,824       58.98%      12,301,793     7,628,023    61.27%
Average Shares     ========================================================================================================




We  have  incurred  net  losses  from  operations  in each fiscal year, and each
quarter,  since  our  inception.   The  overall  increase  in  our  loss  from
operations, from the six months ended June 30, 2001 compared to the six months ended June 30, 2002, was approximately 900%, or $905,564. The overall increase in our quarterly net loss is primarily attributable to a 1,017%, or $909,076 increase in our general and administrative expenses in the first quarter of 2002, along with a 91%, or $40,800 decrease in revenues.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We must successfully secure external cash financing to satisfy expenses we cannot satisfy using our common stock in the remaining quarters of 2002. In addition, we must successfully generate sufficient cash revenue to meet our operating cash requirements in the remaining quarters of 2002. Our working capital continued to decrease from the December 31, 2001 to June 30, 2002. As of June 30, 2002 we had negative working capital of ($241,398), compared to negative working capital of ($7,069) as of December 31, 2001. The change in working capital reflects growth in current liabilities from $103,320 as of December 31, 2001 to $309,960 as of June 30, 2002, combined with a decrease in current assets, from $96,251 as of December 31, 2001 to $68,562 as of June 30, 2002. The increase in current liabilities in the period is primarily attributable to a $250,000 liability we incurred to the seller in connection with our purchase of the VedaLabs technology.

In May of 2002, we reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement we issued 3,000,000 shares of our common stock along with a commitment to pay $250,000 in cash within 6 months, pending transfer or sale of the technology. If transfer or sale of the technology does not occur, the Company will be obligated to pay VedaLabs in cash or stock. The number of shares will be determined based on the closing price of the Company's shares and the Company will be obligated to register such with the SEC. The Company's negotiated price for this transaction was $2.00 per share; however, the licensed technology was recorded at $0.30 per share, the bid price for shares issued on the date of the transaction. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", the Company is having an independent valuation conducted to assist in valuing the VedaLabs technology. Should the book value of the VedaLabs technology be less than its fair value in any future period, the Company will record an impairment expense equal to the difference in book value and fair value. The impact or amount of any such impairment, if any are required, is unknown at this time.

The decrease in current assets in the first quarter is primarily attributable to a decrease in our prepaid expenses and deposits, from $18,011 at December 31, 2001 to $198 at June 30, 2002, accounting for $17,813, or 64% of the decrease in current assets. In addition, a decrease in cash, from $10,624 at December 31, 2001 to $965 as of June 30, 2002, accounts for $9,659, or 35% of the decrease in current assets. Both of these changes resulted in an increase in cash outflow.

Our primary source of capital since inception has been; the sale of stock to our majority shareholder, BulletProof Business Plans, Inc. ("BulletProof"), for $30,000 in cash, the sale of stock to BulletProof in exchange for expenses paid on our behalf in the amount of $16,691, the conversion of $25,000 in notes payable into common stock by BulletProof, and the forgiveness of $30,000 in notes payable by BulletProof. In addition, BulletProof provided a total of $39,333 in short-term demand advances and expenses paid on our behalf in 2001, of which we repaid $33,470 under these obligations, leaving balance due of $5,863 as of December 31,2001. In the six months ended June 30, 2002, we repaid $8,863 of short-term advances and borrowed an additional $20,575 from BulletProof. In addition to this source of cash flow, our revenue in 2001, while insignificant as a total dollar amount, was a source of cash given the limited cash requirements of our operations. In total, we received $53,500 in cash from sales in 2001, along with $9,500 in cash from prepayments for services, and $25,500 in additional paid-in-capital. In the second quarter of 2002 we received $4,200 in cash from sales. To realize the growth in our network of professional service providers and licensed technology our business model calls for, we will require far more cash than that which is required to meet our minimum needs.

In order to preserve cash, we have prepaid the services of our officers, directors and Concept Affiliates using our stock. Our ability to continue this model in the future is critical to our success and our ability to continue as an ongoing concern. During the six months ended June 30, 2002, our common stock bid price was quoted at a low of $0.25 to a high of $1.30. However, our board had approved the issuance of shares to new Concept Affiliates at a negotiated value of $6.00 per share, although the low bid price would be used to record any such transactions. As a result of the historical difference between negotiated and bid prices per share, our ability to negotiate new Concept Affiliate agreements in future periods may be adversely impacted. To the degree that our stock price does not increase, we may have difficulty securing new agreements with service providers, acquiring new technology and executing on our business model.

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

Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of June 30, 2002 had an accumulated deficit of $3,902,985.

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

(1) Pursuant to Item 1., "Change In Control" and Item 2., "Acquisition or Disposition of Assets", we filed a Current Report on Form 8-K dated May 29, 2002.

(2) Pursuant to Item 1., "Change In Control", we filed a Current Report on Form 8-K dated July 22, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Dstage.com, Inc.

Dated:  August  16,  2002

By:

/s/  Frank  R.  Maresca,  Jr.
Frank  R.  Maresca,  Jr.,  Chief  Executive  Officer,  Director

/s/Jane  Olmstead
Jane Olmstead, Director, Interim Chief Financial Officer, Audit Committee Member