Form 10QSB/A
period 2002-06-30
DSTAGE COM INC
filed 2002-08-23
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


(MARK  ONE)

  X     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
       SECTION  15(D)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          FOR  THE  TRANSITION  PERIOD  FROM  _____________  TO  ______________


                        COMMISSION FILE NUMBER: 000-30785

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

                                     PART I

The amendment to the 10-QSB filed on August 16, 2002 is being made to include the Certification of the Chief Executive Officers and the Chief Financial Officer.

The financial statements and their accompanying notes previously filed in the 10-QSB on August 16, 2002, had no changes and are referenced herein.

To view the previously filed financial statements, notes to financial statements and the Managements Discussion and Analysis you can go to www.sec.gov.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dstage.com, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Maresca, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 16th day of August, 2002.



/s/Frank  Maresca
   Frank  Maresca
   Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Dstage.com, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jane Olmstead, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 16th day of August, 2002.

/s/Jane  Olmstead
   Jane  Olmstead
   Chief  Financial  Officer

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