Form 10QSB
period 2002-09-30
DSTAGE COM INC
filed 2002-12-20
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(MARK  ONE)

  X     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
       SECTION  15(D)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          FOR  THE  TRANSITION  PERIOD  FROM  _____________  TO  ______________


                       COMMISSION FILE NUMBER: 000-30785?

                                DSTAGE.COM, INC.
      (EXACT NAME OF SMALL BUSINESS REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                                 52-2195605
 (State  or  other  jurisdiction                               (I.R.S.  Employer
 of incorporation or organization)                          Identification  No.)

                                 294  VALLEY  ROAD                         02842

                                 MIDDLETOWN,  RI                     (Zip  Code)
                    (Address of principal executive offices)

                                  (401)841-5812
               Registrant's telephone number, including area code


              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                                (TITLE OF CLASS)
                         COMMON STOCK, PAR VALUE $0.001

    Check  whether  the  issuer  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of October 5, 2002, the Registrant had outstanding 15,171,601 shares of Common Stock, $0.001 par value, including 2,400,000 shares of treasury stock.

                                TABLE OF CONTENTS
                          FORM 10-QSB QUARTERLY REPORT
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                DSTAGE.COM, INC.


         ITEM                                                        PAGE

                         PART I:  FINANCIAL INFORMATION



1.Financial  Statements  (Unaudited)                                           3
  Balance  Sheets  at  September  30, 2002 and December 31, 2001               3
  Statements of Operations for the three and nine months ended September 30,
  2002  and  2001  and Cumulative  During  Development  Stage                  4
  Statements  of  Cash  Flows for the for the nine months ended September 30,
  2002  and  2001  and Cumulative  During  Development  Stage                  5
  Notes  to  Financial  Statements                                             6

2.Management's  Discussion  and Analysis of Financial Condition and Results
of  Operations                                                                13

                           PART II:  OTHER INFORMATION

1.     Legal  Proceedings                                                     21
2.     Changes  in  Securities                                                21
3.     Defaults  Upon  Senior  Securities                                     22
4.     Submission  of  Matters  to  a  Vote  of  Securities  Holders          22
5.     Other  Information                                                     22
6.     Exhibits  and  Reports  on  Form  8-K                                  22
7.     Table  of  Contents  Certification  Signature  CEO                     22
8.     Table  of  Contents  Certification  Signature  CFO                     23
9.     Section  906  of  the  SARBANES-OXLEY  ACT  OF  2002  CEO              24
10.    Section  906  of  the  SARBANES-OXLEY  ACT  OF  2002  CFO              25



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


                                DSTAGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                               September 30,   December 31,
                                                                   2002            2001
-------------------------------------------------------------------------------------------
Cash                                                                    $516        $10,624
Prepaid services (Note 3) . . . . . . . . . . . . . . . . . . .       64,986        67,616
Prepaid and deposits                    . . . . . . . . . . . .            0        18,011
                                                                ---------------------------
  Total current assets. . . . . . . . . . . . . . . . . . . . .       65,502        96,251
                                                                ---------------------------
Computer equipment and software, net of depreciation. . . . . .        3,171         3,716
Office furniture and equipment, net of depreciation        .. .        2,683         3,460
Prepaid services (Note3)                   .. . . . . . . . . .       36,303       238,901
Investments in other companies, less impairment
  of $720,600 and $709,908 for 2002 and 2001     .. . . . . . .          960           200
Licensed Technology              .. . . . . . . . . . . . . . .            0        38,000
                                                                ---------------------------
  Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $   108,618   $   380,528
                                                                 ==========================
LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities. . . . . . . . . . . .  $   294,363   $    78,281
Due to stockholders (Note 7). . . . . . . . . . . . . . . . . .      252,409        15,363
Notes payable                       . . . . . . . . . . . . . .        4,477         9,676
                                                                ---------------------------
  Total current liabilities . . . . . . . . . . . . . . . . . .      551,249       103,320
                                                                ---------------------------
Stockholders' (deficit) equity:
Common stock, $.001 par value, Authorized 50,000,000 shares at
  September 30, 2002 and December 31, 2001
  :issued and outstanding 15,171,601 at
   September 30, 2002 and
  12,064,101 at December 31, 2001 . . . . . . . . . . . . . . .       15,172        12,064
Additional paid-in capital. . . . . . . . . . . . . . . . . . .    5,176,328     4,211,961
Treasury stock, 2,400,000 shares                                      (2,400)            0
(Deficit) accumulated during development stage                    (5,452,097)   (2,896,808)
Deferred Compensation                                               (179,633)   (1,050,009)
                                                                ---------------------------
  Total stockholders' (deficit) equity                              (442,631)      277,208
                                                                ---------------------------
  Total liabilities and stockholders' (deficit) equity           $   108,618   $   380,528
                                                                 ==========================

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       CUMULATIVE
                                         DURING                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                       DEVELOPMENT                SEPTEMBER 30,                       SEPTEMBER 30,
                                          STAGE             2002                 2001              2002           2001
--------------------------------------------------------------------------------------------------------------------------
Revenue:
  Professional services               $     58,568   $               760   $            8,500   $     4,960   $   53,500

Operating expenses:
  Cost of services                          95,700                38,000                8,500        42,200       13,500
  Sales and marketing       .               53,266                 7,046                1,028        13,705       23,888
  Research and development                 252,550                   407                  150           929       32,721
  General and administrative             1,993,938               317,919               70,004     1,316,400      154,409
  Impairment of assets                   2,402,338             1,186,500               25,000     1,186,500       25,000
  Impairment of investments in other
    Companies                              709,908                     -                    -             -            -
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                 5,507,700             1,549,872              104,682     2,559,734      249,518

Income (loss) from operations           (5,449,132)           (1,549,112)             (96,182)   (2,554,774)    (196,018)
--------------------------------------------------------------------------------------------------------------------------
Interest income (expense), net              (2,965)                 (250)              (1,001)         (515)      (1,784)
--------------------------------------------------------------------------------------------------------------------------
Net income                            $ (5,452,097)  $        (1,549,363)  $          (97,183)  $(2,555,289)  $ (197,802)
==========================================================================================================================

Net  (loss) per share:
  Basic and diluted                   $      (0.57)  $             (0.12)  $            (0.01)  $     (0.21)  $    (0.02)
==========================================================================================================================
Weighted average shares used in
computing net (loss) per share
  Basic and diluted                      9,515,851            12,767,525            9,126,639    12,457,037    8,127,562
==========================================================================================================================

                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        CUMULATIVE
                                                                          DURING           THE NINE MONTHS ENDED
                                                                        DEVELOPMENT            SEPTEMBER 30,
                                                                           STAGE              2002         2001
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss)                        .                                  $ (5,452,097)  $   (2,555,289)  $ (197,802)
  Adjustments to reconcile net (loss)
      to cash provided (used) by operating activities:
    Depreciation                                                              3,997            1,322        1,212
    Issuance of common stock for services           .                       174,000                -            -
    Issuance of common stock for expense reimbursement                       22,051                -        5,617
    Issuance of common stock for technology                                  19,167                -       19,167
    Impairment of investments in other companies                            709,908                -            -

    Impairment of assets                  .                               2,402,338        1,186,500       25,000
    Revenue paid in common stock                                               (868)            (760)           -
    Prepaid services expensed                .                              428,616          205,228      102,436
    Amortization of deferred compensation                                 1,274,294          936,951       20,400
    Expenses paid through notes payable proceeds                             66,490                -       25,320
    Change in assets and liabilities:
      Increase in other current assets                                        1,725           18,011      (75,362)
      Increase in accounts payable, accrued liabilities
        and due to stockholder               .                              296,772          203,128       69,443
                                             ---------------------------------------------------------------------
      Net cash provided (used) by operating activities                      (53,607)          (4,910)      12,148

Cash flows from investing activities:
    Acquisition of fixed assets                                              (6,689)               -       (2,151)
                                             ---------------------------------------------------------------------
      Net cash (used) by investing activities                                (6,689)               -       (2,151)
Cash flows from financing activities:
    Contributed capital                                                      25,500                -            -
    Proceeds from issuance of common stock                                   30,835                -            -
    Increase (decrease) in notes payable                                      4,477           (5,199)      16,718
                                             ---------------------------------------------------------------------
      Net cash provided by financing activities                              60,812           (5,199)      16,718
                                             ---------------------------------------------------------------------
Net increase in cash                                                            516          (10,108)       9,997
                                             ---------------------------------------------------------------------
Cash, beginning of period                   .                                     -           10,624        1,627
Cash, end of period                                                    $        516   $          516   $   11,624
                                             =====================================================================
Non-cash transactions
  Purchase of property and equipment by issuance of common stock       $  1,153,162   $            -   $1,150,000
                                             =====================================================================
  Purchase of licensed technology by issuance of common stock   .      $    938,000   $      900,000   $        -
                                             =====================================================================
  Purchase of Treasury stock in exchange for property and technology   $      2,400   $        2,400   $        -
                                             =====================================================================
  Purchase of licensed technology by incurring debt to seller          $    250,000   $      250,000   $        -
                                             =====================================================================
  Payment of prepaid and other assets by issuance of common stock      $      1,726   $           -   $        -
                                             =====================================================================
  Prepayment of services for common stock           .                  $  1,827,520   $     (66,575)  $1,653,811
                                             =====================================================================
  Investments in other companies                                       $    710,760   $         760   $        -
                                             =====================================================================
  Conversion of debt to common stock                                   $     35,000   $           -   $        -
                                             =====================================================================
  Forgiveness of debt by stockholder              .                    $     31,489   $           -   $   31,489
                                             =====================================================================

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

For the period October 12, 1999 (Inception) to September 30, 2002, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates.

From inception to September 30, 2002, the Company has had minimal revenues, of $58,568, and has expensed operating costs in the amount of $4,321,199. The Company has nominal cash resources and has been largely dependent on the direct financial support from its founding stockholder and revenue to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors. As a result of an investment banking contract entered into between the Company and the Camelot Group, the Company will no longer receive continuing cash investment from its founding stockholder. This loss of financial support, along with the failure of the Camelot Group to provide funding as called for in the investment banking agreement has had a detrimental effect on the Company. Their can be no assurance that the Company will recover from these events.

 The Company has earned revenue in 2001, and nominal revenue in 2002, and hopes to increase revenues from existing and proposed contractual relationships in addition to obtaining external financing. There can be no assurance that such revenues and or financing will be successfully obtained.



(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  Of  Presentation

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange
Commission for Form 10-QSB, except that the Company's accountants have not completed their review of the financial statement (see Note 10). Accordingly, not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements on Form 10-KSB as filed with the Securities and Exchange Commission on April 3, 2001. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of September 30, 2002 and the results of operations for the three and nine month periods then ended have been made. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.

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



Prepaid  Expenses  and  Deferred  Compensation

The Company has negotiated contracts to grant common stock in exchange for future (prepaid) services with various other companies and individuals in which fully vested, non-forfeitable common shares were issued. Each contract contains a provision in which the value of unperformed services must be repaid to the Company in cash, therefore providing for substantial performance penalties. Where the other companies are independent or have minimal common stock ownership in the Company, those prepaid expenses have been presented in the accompanying balance sheet as an asset. Where the other companies or individuals have significant stock ownership or are functioning as, or similar to, employees, officers or directors, such prepaid services have been presented on the balance sheet as deferred compensation and a reduction to total equity.

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

Going  Concern  Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. Dstage has relied on BulletProof Business Plans, Inc. to provide cash infusions when necessary through September of 2002. However, as a result of the Camelot Investment banking agreement, Dstage will no longer be able to rely on BulletProof as a meaningful source of cash infusions in the future.

In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. However, based on results achieved to date, it appears unlikely that such funding will materialize by the end of 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goodwill  and  Other  Intangible  Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes accounting and reporting standards for recording valuing and impairing and other intangible assets. The adoption of SFAS 142 did not have an impact on the Company's financial condition or results of operations for the quarter ended September 30, 2002. However, as our business model is heavily dependent on acquiring intangible assets, we expect this pronouncement to have a material impact on our financial condition and results of operations in future quarters.


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


The total balance of prepaid services as of December 31, 2001 was $306,517, consisting of $67,616 in current assets and $238,901 in non-current assets. Based on management estimates and accounting policies, $53,972 of these services were expensed in the quarter ended September 30, 2002. For the nine months ended September 30, 2002, a total of $205,228 of these services were expensed, leaving a total balance of prepaid services of $101,289 as of September 30, 2002. No additions to prepaid services under these arrangements were made in the quarter ended September 30, 2002.

The shares issued by the Company in connection with these transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of at least one year from the date of issuance.


(4)  -  INVESTMENT  IN  OTHER  COMPANIES


In September of 2002, the Company exchanged 152 hours of professional services priced at $500 per hour for 7,600 shares of U.S. Telemetry's ("U.S.T.")
outstanding common shares valued at $10 per share, the same price used on U.S.T.'s most recent round of financing. As U.S. Telemetry was in the development stage, the Company recorded the investment in U.S. Telemetry at a nominal value of $706.

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


(5)  -  LICENSED  TECHNOLOGY

In May of 2002, we reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement we issued 3,000,000 shares of our common stock along with a commitment to pay $250,000 in cash within 6 months, pending transfer or sale of the technology. If transfer or sale of the technology does not occur, the Company will be obligated to pay VedaLabs in cash or stock. The number of shares will be determined based on the closing price of the Company's shares and the Company will be obligated to register such with the SEC. The Company's negotiated price for this transaction was $2.00 per share; however, the licensed technology was recorded at $0.30 per share, the bid price for shares issued on the date of the transaction. In accordance with SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144, the Company engaged an independent valuation firm to assist in valuing the VedaLabs technology. The Company intended to rely on this valuation as an objective means of comparing book value to fair value and, if necessary, recording an impairment expense equal to the difference between book value and fair value. As stated in the Company's quarterly report for the period ending
June 30, 2002, the impact or amount of any such impairment, if any was to be required, was unknown at that time.

When the VedaLabs Technology was recorded on the Company's books and records, the Company anticipated that funds from the Camelot Group investment banking contract would enable the Company to execute on critical elements of its plan for sale, including obtaining a third party valuation of the technology, engaging certain parties outside of our network of affiliates for cash compensation and developing a new model to support marketing some of the technology as a children's media player.

The investment banking contract called for $150,000 to be provided within 3 to 6 weeks of the agreement's execution date. However, the first funds from this agreement were transferred on September 5, 2002. The transfer on September 5, 2002 totaled only $5,000. As a result, the Company had to rely on loans from shareholders to cover $10,000 of the $35,000 fee due to the third party valuation firm. The Company did not receive another cash transfer from the investment banking agreement until September 18, 2002. This transfer totaled only $2,500. As a result of receiving only $7,500 of the $150,000 called for in the agreement, more than 12 weeks after the latest date committed to, management has determined that the failure to receive the funds represents an impairment event.

As part of the investment banking contract with the Camelot Group, certain Dstage shareholders transferred shares to the Camelot Group to cover their investment banking fee and as consideration for funding to be provided to the Company. In the months following these transfers, quoted prices for the Company's common stock on the over-the-counter bulletin board (OTCBB) reached all-time lows, eventually reaching a level of $0.07 per share. This decrease represented a drop of more than $0.38 per share, or 84%, from the quoted closing price of the Company's common stock on the date the Company entered into the agreement with Camelot. Since inception, the Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. The substantial and rapid decrease in the Company's stock price following execution of the investment banking agreement will make it very difficult to find parties willing to accept restricted shares of common stock in exchange for services required to execute on its plan of sale for the technology.

In addition to potentially eliminating the Company's ability to execute on its plan of sale for the VedaLabs technology, failure to receive the funding called for by the investment banking agreement has impacted the Company's ability to execute on its plans to sell other technology acquired or licensed by the Company. Similarly, although FAS144, FAS 142 and related accounting pronouncements do not require a third party valuation expert to be engaged to assist in determining fair values, management felt that in addition to helping marketing efforts for the technology, such a valuation would provide an objective means with which to conduct an ongoing analysis of impairments in current and future accounting periods. The inability to pay for such an analysis, in the absence of the funds called for in the investment banking agreement, leaves management without an economically feasible means to compare the carrying value of its technology to fair value. In light of these facts and circumstances, the Company has elected to fully impair all licensed and purchased technology as of September 30, 2002.

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

In November of 2001, the Company entered into an agreement with DataStand Technologies, Inc. ("DataStand") to secure three premium licenses to DataStand's OTCBB interactive databases for terms of three years in exchange for 270,000 shares of the Company's common stock. The licensed technology was recorded at a value of $36,000 in 2001, and fully impaired in September of 2002 due to lack of funding to execute on the Company's plan of sale.


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

In April of 2002, the Company was informed that Bentley House Furniture Company had pledged our shares to Weylock Trading Company, Inc., a Philippine Company, in exchange for a loan. The Company was also informed at that time of Weylock's interest in selling us back the shares in exchange for our interest in the property lease. In May of 2002, the Company reached an agreement with Weylock Trading Company, Inc. providing for a transfer of its interest in the property lease in exchange for $500,000, along with 900,000 shares of our common repurchased as consideration. The Company is not recording any gain or revenue from the $500,000 because its realization is not assured.



(7)  -  DUE  TO  STOCKHOLDERS

In 2001, the Company's founding shareholder, BulletProof Business Plans, provided a total of $39,333 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and are non-interest bearing. As of December 31, 2001, the Company had repaid a total of $33,470 to BulletProof under these obligations, leaving a balance of $5,863, which was paid in January of 2002. For the nine months ended September 30, 2002, the Company secured a total of $42,597 in new borrowings under this arrangement. Of these new borrowings, the Company has repaid a total $5,000 as of September 30, 2002.

In July of 2002, the Company entered into an investment banking agreement with The Camelot Group. Under the agreement, Camelot was to receive a payment of $200,000 in the form of 400,000 shares of Dstage common stock from Dstage shareholders. The Company has recorded a liability of $200,000 due to shareholder as a result of this agreement.

During the quarter ended September 2002, the Company's CEO paid Company liabilities totaling $5,311. This amount is reflected as due to shareholders for the period ended September 30, 2002.

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

In the quarter ended March 31, 2002, the Company issued a total of 82,500 shares of its common stock. Jane Olmstead was appointed as interim CFO until a new CFO has been retained. In exchange for her services as CFO, the Company issued 50,000 shares of common stock to Jane Olmstead on January 15, 2002. A new Concept Affiliate, an individual providing marketing services to the Company, was issued 32,500 shares of our common stock in lieu of cash for services to be rendered to the Company. Equity or capital transactions transacted for non-cash consideration are complex and require substantial estimates by management. See
Note 2 "Use of Estimates." The Company received no cash for any of the shares it issued in the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

In July of 2002, Jane Olmstead extended her term as interim CFO. In exchange for her services as CFO, the Company issued 25,000 shares of common stock to Jane Olmstead on July 15, 2002
The shares issued by the Company in connection with the above transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.


(9)  -  RELATED  PARTY  TRANSACTIONS

On December 13, 2002 the Board of Directors appointed Rounsevelle W. Schaum as Interim CFO.

On December 13, 2002 The Board of Directors approved the issuance of 250,000 to Shirlee Gordon in exchange for serving as Secretary/Treasurer for a term of 1 year beginning December 13, 2002 Shirlee Gordon is the wife of Rounsevelle Schaum

On December 13, 2002 the Board of Directors approved the issuance of 50,000 to Tiffany Gordon in exchange for serving as controller for a term of 1 year beginning December 13, 2002. Tiffany Gordon is the daughter of Shirlee Gordon.

On December 13, 2002 the Board of Directors approved the relocation of our corporate offices to 294 Valley Road Middletown RI, 02842The board also approved the issuance of 300,000 shares to Rounsevelle W. Schaum for prepayment for (1) year of office space and services to be rendered to the company.

On November 4, 2002 the Board of Directors approved the issuance of 500,000 to Rounsevelle W. Schaum in exchange for serving as President and Director for a term of 2 years beginning September 23, 2002

In July of 2002, Jane Olmstead extended her term as interim CFO. In exchange for her services as CFO, the Company issued 25,000 shares of common stock to Jane Olmstead on July 15, 2002. Jane Olmstead has served as a Director and member of the Company's Audit Committee since the fourth quarter of 2000. These shares were recorded as deferred compensation on the date of issuances, using the bid price of $0.25 on the date of issuance, and expensed over the period benefited, the third quarter of 2002.


During the nine month ended September 30, 2002, the Company's founding shareholder, BulletProof Business Plans, provided a total of $42,597 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and non-interest bearing.

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


(10)  -  SUBSEQUENT  EVENTS

On December 13, 2002 the Board of Directors appointed Rounsevelle W. Schaum as Interim CFO.

On December 13, 2002 The Board of Directors approved the issuance of 250,000 to Shirlee Gordon in exchange for serving as Secretary/Treasurer for a term of 1 year beginning December 13, 2002

On December 13, 2002 the Board of Directors approved the issuance of 50,000 to Tiffany Gordon in exchange for serving as controller for a term of 1 year beginning December 13, 2002.

On December 13, 2002 the Board of Directors approved the relocation of our corporate offices to 294 Valley Road Middletown RI, 02842Our new telephone number is (401)-841-5812 The board also approved the issuance of 300,000 shares to Rounsevelle W. Schaum for prepayment for (1) year of office space and services to be rendered to the company.

On November 4, 2002 the Board of Directors approved the issuance of 500,000 to Rounsevelle W. Schaum in exchange for serving as President and Director for a term of 2 years beginning September 23, 2002.

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

Prepaid Expenses and Deferred Compensation - The Company has negotiated contracts to grant common stock in exchange for future (prepaid) services with various other companies and individuals in which fully vested, non-forfeitable common shares were issued. Each contract contains a provision in which the value of unperformed services must be repaid to the Company in cash, therefore providing for substantial performance penalties Where the other companies are independent or have minimal common stock ownership in the Company, those prepaid expenses have been presented in the accompanying balance sheet as an asset. Where the other companies or individuals have significant stock ownership or are functioning as, or similar to, employees, officers or directors, such prepaid services have been presented on the balance sheet as deferred compensation and a reduction to total equity.

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


RESULTS  OF  OPERATIONS

QUARTER  ENDED  SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

REVENUE

              CUMULATIVE
                DURING          THREE MONTHS ENDED              NINE MONTHS ENDED
             DEVELOPMENT            SEPTEMBER 30,                 SEPTEMBER 30,
                STAGE            2002         2001    % CHANGE   2002     2001    % CHANGE
-------------------------------------------------------------------------------------------
Net Revenue  $     58,568  $      760  $      8,500  (91.06%)  $4,960  $  53,500  (90.73%)
             ===============================================================================


We generated minimal revenue of $760 for the quarter ended September 30, 2002. These revenues were the result of our consulting agreement with U.S. Telemetry. The percentage decrease in revenue, from the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2002, is substantial. This is largely due to a single consulting engagement in the second quarter 2001. The total dollar amount of revenue in both periods is comparably low.

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


COST  OF  SERVICES

                       CUMULATIVE
                         DURING             THREE MONTHS ENDED                    NINE MONTHS ENDED
                       DEVELOPMENT             SEPTEMBER 30,                        SEPTEMBER 30,
                         STAGE            2002          2001       % CHANGE      2002          2001     % CHANGE
------------------------------------------------------------------------------------------------------------------
Cost of Services        $   95,700     $  38,000  $     8,500       347.06%   $  42,200     $ 13,500      212.59%
                        ==========================================================================================

Our cost of services are comprised principally of consulting services provided by contract individuals to our customers. We provided minimal services that generated revenue in the nine months ended September 30, 2002, and had costs of services totaling $42,200. To the degree that we generate revenue in future periods, consulting services provided by Concept Affiliates and officers during such periods will be matched to revenue associated with such services and recorded as costs of services. In future periods, we expect the complexity of our model, which relies heavily on exchanges of our equity and exchanges of our clients' equities, to result in a lack of predictability and a great deal of volatility with regard to our Cost of Services and, therefore, our gross margin percentage.

SALES  AND  MARKETING

                       CUMULATIVE
                         DURING             THREE MONTHS ENDED                    NINE MONTHS ENDED
                      DEVELOPMENT              SEPTEMBER 30,                        SEPTEMBER 30,
                         STAGE            2002             2001    % CHANGE       2002       2001      % CHANGE
---------------------------------------------------------------------------------------------------------------
Sales and Marketing     $    53,266    $   7,046     $   1,028     585.46%    $  13,705     $ 23,888   (42.63%)
                        =======================================================================================

Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. Although the percentage increase (decrease) in sales and marketing expenses, from the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2002, is a substantial percentage, the total dollar amount of sales and marketing expenses is comparably low in both periods. However, there is a material difference between the payment terms of sales and marketing expenses of both periods. Of our total sales and marketing expenses incurred in the nine months ended September 30, 2002, 100%, or $13,705, required payment in cash. Of our total sales and marketing expenses incurred in the nine months ended September 30, 2001, 50%, or $12,000, was initially prepaid for using our common stock, requiring no payment in cash.

In the remaining quarter of 2002, we hope to substantially increase our sales and marketing efforts and, therefore expect our sales and marketing expenses to increase. Whereas our sales and marketing activities in 2001 were directed primarily at developing our corporate image and communicating key events, we plan to promote certain professional services we offer in 2002, in addition to expanding the scope of our image development efforts. While some of our anticipated sales and marketing requirements can be satisfied using prepaid services we contracted in exchange for common stock, many will require payment in cash.

RESEARCH  AND  DEVELOPMENT

                             CUMULATIVE
                                DURING      THREE MONTHS ENDED               NINE MONTHS ENDED
                             DEVELOPMENT       SEPTEMBER 30,                    SEPTEMBER 30,
                                STAGE        2002       2001    % CHANGE        2002     2001       % CHANGE
--------------------------------------------------------------------------------------------------------------
Research and Development      $ 252,549    $   407    $ 150      171.11%      $    929     $ 32,721  (97.16%)
                              ================================================================================

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we hold rights to and which we intend to use in the future to meet our internal needs or the needs of ventures we may invest these technologies with. The change in research and development expenses, from the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2002, is largely explained by two items. In the first quarter of 2001 we expended resources in connection with an electronic government publishing operation in London England. In the second quarter of 2001, we expensed $19,167 in connection with an exclusive license to an e-commerce system acquired for stock. In both the first quarter of 2002 and the first quarter of 2001, 100% of our research and development expenses required settlement in cash. For the three months ended September 30, 2001, approximately 1% of our research and development expenses required payment in cash, compared to 100% of our research and development expenses in the three months ended September 30, 2002 requiring payment in cash. Since inception, the majority, $226,167 or 90% of our research and development expenses since inception, has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we anticipate entering into similar agreements which may cause our research and development costs to increase substantially.

GENERAL  AND  ADMINISTRATIVE

                               CUMULATIVE
                                 DURING          THREE MONTHS ENDED                      NINE MONTHS ENDED
                              DEVELOPMENT           SEPTEMBER 30,                           SEPTEMBER 30,
                                STAGE            2002        2001         % CHANGE       2002         2001    % CHANGE
-----------------------------------------------------------------------------------------------------------------------
General and Administrative      $  1,993,938  $   317,919      $  70,004   354.14%   $  1,316,400   $ 154,409  752.54%
                                =======================================================================================

General and administrative expenses consist primarily of professional services, insurance, telephone, occupancy, travel and compliance related expenses. The large increase in general and administrative expenses for three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, is primarily due to expensing deferred compensation for Concept Affiliate agreements secured in 2001. For the nine months ended September 30, 2002, expensing deferred compensation accrued under these agreements accounted for approximately 62%, or $822,608, of our general and administrative expenses for the period. Similarly, prepaid Concept Affiliate services expensed during the nine months ended September 30, 2002 accounted for approximately 16%, or $205,120 of our general and administrative expenses for the nine months ended September 30, 2002. Approximately 15%, or $200,000 of our general and administrative expenses for the nine months ended September 30, 2002 consisted of an investment banking fee. While this fee was intended to cover a period of 12 months, the Company elected to expense the entire amount, as no significant financing had materialized from the agreement as of September 30, 2002. The remaining 7% is composed primarily of compliance related expenses. Compliance related expenses include legal, accounting and other charges related to filing our reports with the Securities and Exchange Commission. Of the $1,316,400 we expensed under the general and administrative caption for the nine months ended September 30, 2002, 78% or $1,027,728 were prepaid for using our common stock, $200,000 or 15%, require payment to our shareholders in common stock, and $88,672 or 6.7% require settlement in cash. We plan to utilize more professional services from our officers, directors and Concept Affiliates in the remaining quarter of 2002.

IMPAIRMENT  OF  LONG-LIVED  ASSETS  AND  IMPAIRMENT  OF  INVESTMENTS  IN  OTHER
COMPANIES

                          CUMULATIVE
                             DURING         THREE MONTHS ENDED                 NINE MONTHS ENDED
                          DEVELOPMENT           SEPTEMBER 30,                    SEPTEMBER 30,
                             STAGE          2002          2001   % CHANGE       2002       2001     % CHANGE
-------------------------------------------------------------------------------------------------------------
Impairment of Assets      $2,402,338   $  1,186,500     $ 25,000  4646%    $ 1,186,500  $   25,000  4646.00%
                          ===================================================================================

Impairment  of            $  709,908              -            -     0%              -           -        0%
Investments in            ===================================================================================
Other Companies



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

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for approximately 13% of our $5,452,097 net loss, whereas impairment of long-lived assets has accounted for approximately 44% of our net loss since inception. Together, these two expense categories account for 57% of our net loss from inception and through the nine months ended September 30, 2002.

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


INCOME  TAXES

There is no current or deferred tax expense for the period from October 12, 1999 (inception) to September 31, 2002 due to net losses from operations by the Company. As of September 30, 2002 we had operating loss carryforwards of $4,265,597 compared to operating loss carryforwards of $2,896,808 as of December 31, 2001. The operating loss carryforwards expire beginning in 2019.



NET  LOSS

                                CUMULATIVE
                                  DURING        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                DEVELOPMENT         SEPTEMBER 30,                        SEPTEMBER 30,
                                  STAGE          2002          2001     % CHANGE       2002         2001    % CHANGE
---------------------------------------------------------------------------------------------------------------------
Net income (loss)              $(5,452,097)  $(1,549,363)  $  (97,183)  1494.27%  $(2,555,289)  $ (197,802)  1191.84%
                               ============  ============  ===========  ========  ============  ===========  ========
Net income (loss) per share.   $     (0.57)  $     (0.12)  $    (0.01)  1039.64%  $     (0.21)  $    (0.02)   742.86%
                               ============  ============  ===========  ========  ============  ===========  ========
Weighted average shares          9,515,851    12,767,525    9,126,639     39.89%   12,457,037    8,127,562     53.27%
                               ============  ============  ===========  ========  ============  ===========  ========

We  have  incurred  net  losses  from  operations  in each fiscal year, and each quarter, since our inception. The overall increase in our quarterly loss from operations, from the nine months ended September 30, 2001 compared to the nine months ended September 30, 2002, was approximately 1,191.84%, or $2,357,487. The overall increase in our net loss is primarily attributable to a 752%, or $1,123,715 increase in our general and administrative expenses in the nine months ended September 30, 2002, a 4,646%, or $1,161,500 increase in impairment expense, and a 91%, or $48,540 decrease in revenues.

We anticipate that impairments will play a major role in our operating results in the remaining quarter of 2002 as well as in future periods. Although none of our impairment losses have consumed cash flow since inception, our ability to convert the assets, resources and technology we acquire into gains, and ultimately positive cash flow, will largely determine the viability of our business model. Similarly, to the degree that we have to issue more shares to acquire assets and resources that are later impaired and not readily recovered, such events will be dilutive to our existing shareholders.

LIQUIDITY  AND  CAPITAL  RESOURCES

We must successfully secure external cash financing to satisfy expenses we cannot satisfy using our common stock in the remaining quarter of 2002. In addition, we must successfully generate sufficient cash revenue to meet our operating cash requirements in the remaining quarter of 2002. Based on the failure to receive funding from our investment banking contract with the Camelot Group, it is likely that we will have insufficient cash to satisfy our cash requirements in the remaining quarter of 2002. Our working capital continued to decrease from the December 31, 2001 to September 30, 2002. As of September 30, 2002 we had negative working capital of ($485,747), compared to negative working capital of ($7,069) as of December 31, 2001. The change in working capital reflects growth in current liabilities from $103,320 as of December 31, 2001 to $551,249 as of September 30, 2002, combined with a decrease in current assets, from $96,251 as of December 31, 2001 to $65,502 as of September 30, 2002. The increase in current liabilities in the period is primarily attributable to a $250,000 liability we incurred to the seller in connection with our purchase of the VedaLabs technology along with a $200,000 liability we incurred in connection with an investment banking agreement.

In May of 2002, we reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement we issued 3,000,000 shares of our common stock along with a commitment to pay $250,000 in cash within 6 months, pending transfer or sale of the technology. If transfer or sale of the technology did not occur, the Company was to pay VedaLabs in cash or stock. The number of shares is was to be determined based on the closing price of the Company's shares and the Company is obligated to register such shares with the SEC. The Company's negotiated price for this transaction was $2.00 per share; however, the licensed technology was recorded at $0.30 per share, the bid price for shares issued on the date of the transaction. In accordance with SFAS 142 and SFAS 144, the Company engaged an independent valuation firm to assist in valuing the VedaLabs technology. However, in the absence of funding from the investment banking contract, the Company was unable to pay for completion of the valuation engagement. In light of these events, and those explained in Note 5 of our financial statements, we have fully impaired the VedaLabs technology. In addition, we are currently in negotiations with VedaLabs to settle our liability of $250,000. Failure to successfully negotiate an extension for settlement, or other remedy, our shareholders will incur substantial dilution should we have to settle the liability based on our current share price.
The decrease in current assets in the first quarter is primarily attributable to a decrease in our prepaid expenses and deposits, from $18,011 at December 31, 2001 to $0 at September 30, 2002, accounting for $18,011, or 56% of the decrease in current assets. In addition, a decrease in cash, from $10,624 at December 31, 2001 to $516 as of September 30, 2002, accounts for $10,108, or 32% of the decrease in current assets. Both of these changes resulted in an increase in cash outflow.

Our primary source of capital since inception has been; the sale of stock to our majority shareholder, BulletProof Business Plans, Inc. ("BulletProof"), for $30,000 in cash, the sale of stock to BulletProof in exchange for expenses paid on our behalf in the amount of $16,691, the conversion of $25,000 in notes payable into common stock by BulletProof, and the forgiveness of $30,000 in notes payable by BulletProof. In addition, BulletProof provided a total of $39,333 in short-term demand advances and expenses paid on our behalf in 2001, of which we repaid $33,470 under these obligations, leaving balance due of $5,863 as of December 31, 2001. In the nine months ended September 30, 2002, we repaid $11,863 of short-term advances and borrowed an additional $42,575 from BulletProof. During the quarter ended September 30, 2002, our CEO, Frank Maresca, loaned the Company $5,311 in the form of short-term demand advances and expenses paid on our behalf. These loans were made in anticipation of financing to be secured in August through our investment banking agreement. Our investment banking agreement failed to produced significant cash and as a result, we did not repay the amounts borrowed from Frank Maresca.

In addition to these sources of cash flow, our revenue in 2001, while insignificant as a total dollar amount, was a source of cash given the limited cash requirements of our operations. In total, we received $53,500 in cash from sales in 2001, along with $9,500 in cash from prepayments for services, and $25,500 in additional paid-in-capital. In the second quarter of 2002 we received $4,200 in cash from sales. To realize the growth in our network of professional service providers and licensed technology our business model calls for, we will require far more cash than that which is required to meet our minimum needs.

In order to preserve cash, we have prepaid the services of our officers, directors and Concept Affiliates using our stock. Our ability to continue this model in the future is critical to our success and our ability to continue as an ongoing concern. During the nine months ended September 30, 2002, our common stock bid price was quoted at a low of $0.12 to a high of $1.30. However, our board had approved the issuance of shares to new Concept Affiliates at a negotiated value of $6.00 per share, although the low bid price would be used to record any such transactions. As a result of the historical difference between negotiated and bid prices per share, our ability to negotiate new Concept Affiliate agreements in future periods will likely be adversely impacted. To the degree that our stock price does not increase, we may have difficulty securing new agreements with service providers, acquiring new technology and executing on our business model.

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

Cost Method. The cost method of accounting is used to account for our investment in affiliate companies and other investees in which we do not have significant voting interest (less than 20% of the voting stock). Under the cost method of accounting, our share of the earnings or losses of these companies is not recorded. The investments are recorded at historical cost. The Company reviews the carrying value of its affiliate companies for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through undiscounted net cash flows. Impairment is calculated based on fair value of the asset, generally using net discounted cash flows.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

We operate in a rapidly changing business environment that involves several risks, many of which are beyond our control. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following.

Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of September 30, 2002 had an accumulated deficit of $5,452,097.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our management concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
NONE

ITEM  2.  CHANGE  IN  SECURITIES
NONE

ITEM  3.  DEFULTS  UPON  SENIOR  SECURITIES
NONE

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITIES  HOLDERS
NONE




ITEM  5.  OTHER  INFORMATION

In December 2002 , the Company began investigating options to resolve damages caused as a result of its investment banking agreement with the Camelot Group. The investment banking agreement executed on July 1, 2002 indicated $150,000 in funding would be provided to Dstage by the Camelot Group within three (3) to six
(6) weeks of execution. The only payments received in accordance with this agreement were $5,000 on September 5, 2002 and $2,500 on September 18, 2002, for a total of only $7,500. Certain shareholders that relied on Camelot's commitment transferred a total of 825,000 shares to Camelot and as of the date of this filing have not had their shares returned to them by Camelot.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.  Exhibits  -
99.1 Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.2 Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

b.     Reports  filed  during  the  last  quarter  covered  by  this  report.

(1) Pursuant to Item 4., " Changes in Registrant's Certifying Accountant " and Item 5., "Other Events", we filed a Current Report on Form 8-K dated October 1, 2002.

Items  2,  3,  4,  5  are  not  applicable  and  have  been  omitted

                                 Certifications

I,  Frank  R.  Maresca  Jr.,  certify  that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-Q  Dstage.com  Inc

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  20,  2002

/s/   FRANK  R.  MARESCA  JR.
Frank  R.  Maresca  Jr.
Chief  Executive  Officer

I,  RounsevelleW  Schaum,  certify  that:

1.  I  have  reviewed  this  quarterly  report  on Form 10-Q of Dstage.com Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  20,  2002

/s/    ROUNSEVELLE  W.  SCHAUM
Rounsevelle  W.  Schaum
Chief  Financial  Officer

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Dstage.com Inc , a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Frank R. Maresca Jr., Chief Executive Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    FRANK  R.  MARESCA  JR.
Frank  R.  Maresca  Jr.
Chief  Executive  Officer
December  20,  2002

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Dstage.com Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Rounsevelle W. Schaum , Chief Financial Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    ROUNSEVELLE  W.  SCHAUM
Rounsevelle  W.  Schaum
Chief  Financial  Officer
December  20,  2002