Form 10KSB
period 2002-12-31
DSTAGE COM INC
filed 2003-04-15
CIK 1115818

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

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                DSTAGE.COM, INC.
                            1000 ORTEGA WAY, SUITE C
                           PLACENTIA, CALIFORNIA 92870
               (Address of principal executive offices) (Zip Code)

                                 (909) 471-2898
               Registrant's telephone number, including area code

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

         The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant, based on 16,271,601 outstanding shares less 5,831,968 shares held by affiliates and 2,400,000 treasury shares for a total of
  8,039,633 shares at a market price of $.015,  was  $120,594  as  of
                                March 31, 2003.

   On March 31, 2003, the Registrant had outstanding 16,271,601 shares of Common
                            Stock, $0.001 par value.

   The Registrant's revenues for the year ended December 31, 2002 were $4,960.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   SEE ITEM 13

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2002

                                DSTAGE.COM, INC.

     ITEM                              PAGE

     PART  I

1.     Description  of  Business                                               4
2.     Description  of  Properties                                            29
3.     Legal  Proceedings                                                     30
4.     Submission  of  Matters  to  a  Vote of Security Holders               30

     PART  II

5.     Market  for  Common  Equity  and  Related Stockholder Matters          30
6.     Management's  Discussion  and  Analysis                                36
7.     Financial  Statements                                                  58
8.     Changes  in  and  Disagreements  with  Accountants  on  Accounting
        and  Financial  Disclosures                                           59

     PART  III

9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons     59
10.     Executive  Compensation                                               61
11.     Security Ownership of Certain Beneficial Owners and Management        63
12.     Certain  Relationships  and  Related  Transactions                    66
13.     Exhibits  and  Reports  on  Form  8-K                                 67
14.     Controls  and  Procedures                                             68

F-1     Financial Statements with Footnotes                                   69

     Signatures                                                               95

Exhibits

99.1     Certifications                                                       96
99.2     Certifications                                                       97
99.3     Certifications                                                       98
99.4     Certifications                                                      100

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

PART  1

ITEM  1.  -  DESCRIPTION  OF  BUSINESS

GENERAL

Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to development stage companies. For the period October 12, 1999 (Inception) to December 31, 2002, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates. From inception to December 31, 2002, the Company has had minimal revenues of $58,568 and has expensed operating costs in the amount of $5,934,681. The Company has nominal cash resources and has been largely dependent on the direct financial support from its founding stockholder and revenue to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors.

As a result of an investment banking contract entered into between the Company and the Camelot Group, Inc. during 2002, the Company will no longer receive continuing cash investment from its founding stockholder. This loss of financial support, along with the failure of the Camelot Group to provide funding as called for in the investment banking agreement has had a detrimental effect on the Company. There can be no assurance that the Company will recover from these events.

In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has reached an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), which it expects to finalize during the second quarter of 2003, to provide equity financing. While Eagle has advanced the Company a limited amount of funds in 2003, it appears unlikely that such funding will be enough to meet all of the Company's cash requirements in 2003 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future.

The Company has earned revenue in 2001 and nominal revenue in 2002, and hopes to increase revenues from existing and proposed contractual relationships in addition to obtaining external financing. We cannot assure you that such revenues and or financing will be successfully obtained.

In March 2003, the Company reached an agreement with The Corporate Solution, Inc., a Nevada based business consulting firm, resulting in Robert P. Atwell, President of The Corporate Solution, becoming President and Chief Executive Officer of the Company and Albert Golusin becoming Chief Financial Officer. As part of the ongoing restructuring of the Company's management team, former
President Rounsevelle Schaum and Jane Olmstead will remain on the Company's Board of Directors. All other directors and committee members have either resigned or their term has expired. The Company's new management team plans to continue to develop the Company's business model while refining its scope and direction.

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

e-commerce - (Electronic Commerce) - Doing business online, typically via the Web or Internet.

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

At the beginning of 2002, we focused our efforts on four key areas. Key progress in each of these areas since inception is follows:

1.     ACQUIRING  RESOURCE  COMMITMENTS FROM CONCEPT AFFILIATES ACROSS THE GLOBE

In 1999, a partial year beginning on October 12, our network consisted of only 2 Concept Affiliates and 4 officers, 1 of which also served as our sole director. At this level, our efforts were primarily composed of organizing the business. In 2000, our network grew to a total of 6 concept affiliates, 7 officers, 3 of which also served as directors and 2 independent directors that served on our audit committee. This network, albeit young and small, allowed us to refine our business model, prepare our registration statement, file quarterly statements with the SEC, successfully hold our first annual meeting, recruit additional Concept Affiliates, invest in two early stage companies and secure our first piece of licensed technology.

These development activities were important to our growth and were accomplished primarily in exchange for shares of our common stock, with all activities in 2000 consuming approximately $73,467 in cash, including expenses paid in cash by our shareholders and reimbursed by us using our common stock and notes. During 2001, our network grew to a total of 20 concept affiliates, 7 concept screeners, 9 officers, 3 of which also served as directors, and 3 independent directors that served on our audit committee. In addition, we pursued transactions and resource commitments for larger transacted dollar amounts with a larger number of our common shares required for each transaction. We reviewed and negotiated opportunities for a range of resources, including but not limited to, customer relationship management technology, password protection technology, cancer drug technology, proprietary chemicals, RNA technology and copy protection technology.

As of December 31, 2002, our network consisted of 20 concept affiliates, 7 concept screeners, 3 officers, 2 of which also served as directors, and 3 independent directors that served on our audit committee. The terms of all of our other officers and committee members expired in November 2002. On December
31, 2002, our senior management team consisted of Chairman Donald J. Marinari, President and Chief Financial Officer Rounsevelle W. Schaum and Chief Executive Officer Frank Maresca. Our Board of Directors was comprised of five voting members. Rounsevelle W. Schaum, Frank Maresca, Eric Schmitz, Jane Olmstead and Dave Baird served as voting directors, with Donald J, Marinari serving as chairman of the Board in a non-voting capacity and Shirlee Gordon serving as interim Secretary Treasurer. Subsequent to December 31, 2002, Mr. Marinari, Mr. Maresca, Mr. Schmitz and Mr. Baird resigned. Mr. Schaum resigned as President and Chief Financial Officer while remaining on the Board of Directors. Robert P. Atwell and Albert Golusin were appointed to the Board of Directors in March 2003, with Mr. Atwell becoming President and Chief Executive Officer and Mr. Golusin becoming Chief Financial Officer and Secretary Treasurer.

During 2002, we continued to pursue transactions and resource commitments for larger transacted dollar amounts with a larger number of our common shares required for each transaction. We reviewed and negotiated opportunities for a range of resources, including but not limited to, customer relationship management technology, password protection technology, cancer drug technology, proprietary chemicals, RNA technology and copy protection technology. As of December 31, 2002, none of these transactions have generated any revenue for us. A brief summary of the larger transactions we closed during and prior to December 31, 2002, along with their current status, follows:

Philippine  Property  Lease

In June of 2001, a Dstage Concept Screener made us aware of a Philippines based Company, Bentley House Furniture Company that was seeking a means of putting an idle manufacturing plant in Davao City, Philippines to a beneficial use. According to a KPMG/Laya Mananghaya audit report dated January 2001 and an Asian Appraisal report dated September 1998, the facility was completed in 1998, and valued at no less than $5,000,000.

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

Progress: Due to mounting uncertainties concerning the property, we impaired 100% of the recorded amount of the transaction in December of 2001. In December of 2001, a Dstage Concept Affiliate made us aware of a firm engaged in the long-term storage of digital images, Quintek Technologies, Inc. ("Quintek"). The Concept Affiliate had a working relationship with Quintek and indicated that Quintek was looking to expand their operations into Asia. In January of 2002, we entered into a non-binding LOI with Quintek Technologies to invest the Philippines property lease as part of Quintek Technologies' New Asian Operation. Subsequent to further evaluation, we determined that the agreement with Quintek Technologies was no longer viable and negotiations ceased. Thereafter, the leasor, Bentley House Furniture Company, Inc., proposed reacquiring our rights under the property lease.

In April of 2002, we were informed that Bentley House Furniture Company had pledged its Dstage shares to Weylock Trading Company, Inc., a Philippine Company ("Weylock"), in exchange for a loan. We were also informed at that time of Weylock's interest in selling the shares back to us in exchange for our interest in the property lease. In May of 2002, we reached an agreement with Weylock providing for a transfer of its interest in the property lease in exchange for $500,000, along with 900,000 shares of our common repurchased as consideration. We are not recording any gain or revenue from the $500,000 because its realization is not assured.

As of December 31, 2002, we had received no payments in accordance with the Weylock agreement. In the absence of adequate funding to pursue collection or settlement, it is unlikely that we will realize any of the payments called for under this agreement. Our new management team will be reviewing this transaction and the final disposition thereof during fiscal year 2003.

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

Progress: Under the agreement, we can deploy 3 licenses of the DataStand Technologies, Inc. database and applications for periods of 3 years each. We have identified one planned internal use of the technology and continue to seek additional uses. The licensed technology, which was recorded at a value of $36,000 in 2001, was fully impaired in September of 2002 due to a lack of funding. The outcome of this transaction remains uncertain as of December 31, 2002. Our new management team will be reviewing this transaction and the final disposition thereof during fiscal year 2003.

Copy  Protection  Technology  License

In September of 2001, through a client who had provided marketing and strategy consulting services to SunnComm Technologies, Inc. ("SunnComm"), we became aware of a complementary technology we felt would expand SunnComm's market potential. In anticipation of marrying the two technologies, we began discussions with SunnComm to license their initial Media Cloq copy protection technology for use in new media player technology. The SunnComm Copy Protection Technology was developed to protect compact discs ("CDs") from unauthorized duplication. The technology we originally agreed to license protected CD-R's from unauthorized duplication and was believed to hold potential for greater functionality if combined with an integrated media player technology. As a result, we pursued purchasing a media player technology to complement the SunnComm Technology.

Progress: After further review, we executed an expanded agreement with SunnComm in December of 2001. Under this agreement, we received rights to a number of Copy Protection Technologies developed by SunnComm. Some of these rights contain royalty payment schedules and some do not. In exchange for the license, we issued 2,000,000 shares of our common stock in a transaction valued at $4,000,000, which was based on a formula that discounted the 30 to 60 day moving average price of our Common Stock prior to the effective date of the transaction. The transaction price per share was $2.00 per share, discounted from the moving average price of 2.67 per share. For accounting purposes, we recorded the transaction at a value of $2,000, as the fair value of the technology at the time of the transaction had yet to be determined.

In May of 2002, this agreement was amended, providing for the return of certain rights to SunnComm in exchange for 1,500,000 shares of our common stock repurchased as consideration. The outcome of this transaction remains uncertain as of December 31, 2002. Our new management team will be reviewing this transaction and the final disposition thereof during fiscal year 2003.

Media  Player/Peer-to-Peer  Technology  Purchase

In September of 2001, we began discussions to purchase Media Player technology from VedaLabs, Inc. ("VedaLabs"). Our intention was to combine the VedaLabs Technology with the SunnComm Technology.

Progress: In May of 2002, we reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement we issued 3,000,000 shares of our common stock along with a commitment to pay $250,000 in cash within 6 months, pending transfer or sale of the technology. When transfer or sale of the technology did not occur, we became obligated to pay VedaLabs in cash or stock. The number of shares was to be determined based on the closing price of our shares and we would be obligated to register such with the SEC.

When the VedaLabs Technology was recorded on our books and records, we anticipated that funds from an investment banking contract would enable us to execute on critical elements of our plan for sale of the technology, including obtaining a third party valuation of the technology, engaging certain parties outside of our network of affiliates for cash compensation and developing a new model to support marketing some of the technology as a children's media player.

The investment banking contract called for $150,000 to be provided within 3 to 6 weeks of the agreement's execution date. However, the first funds from this agreement were transferred on September 5, 2002. The transfer on September 5, 2002 totaled only $5,000. As a result, we had to rely on loans from shareholders to cover $10,000 of the $35,000 fee due to the third party valuation firm. We did not receive another cash transfer from the investment banking agreement until September 18, 2002. This transfer totaled only $2,500. As a result of receiving only $7,500 of the $150,000 called for in the agreement, more than 12 weeks after the latest date committed to, management determined in the quarter ended September 30, 2002 that the failure to receive the funds represented an impairment event.

As part of the investment banking contract, certain Dstage shareholders transferred shares to the investment banking firm to cover their investment banking fee and as consideration for our anticipated funding. In the months following these transfers, quoted prices for our common stock on the over-the-counter bulletin board (OTCBB) reached all-time lows, eventually reaching a level of $0.07 per share. This decrease represented a drop of more than $0.38 per share, or 84%, from the quoted closing price of our common stock on the date we entered into the agreement with the investment banking firm. Since inception, we have substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. The substantial and rapid decrease in our stock price following execution of the investment banking agreement will make it very difficult to find parties willing to accept restricted shares of common stock in exchange for services required to execute on its plan of sale for the technology.

In addition to potentially eliminating our ability to execute on our plan of sale for the VedaLabs technology, the outcome of which remains uncertain as of December 31, 2002, failure to receive the funding called for by the investment banking agreement has impacted our ability to execute on our plans to sell other technology acquired or licensed by us and our ability to obtain valuations.

We felt that in addition to helping marketing efforts for the technology, such a valuation would provide an objective means with which to conduct an ongoing analysis of impairments in current and future accounting periods. The inability to pay for such an analysis, in the absence of the funds called for in the investment banking agreement, leaves management without an economically feasible means to compare the carrying value of its technology to fair value. In light of these facts and circumstances, we elected to fully impair all licensed and purchased technology as of September 30, 2002.

We also continued our efforts to grow our operations globally in 2002. We had previously assembled a team to lay the groundwork for building our network in Europe. This team had met with potential allies, officers, London Stock Exchange personnel, venture capitalists and other parties in London, England to explain the Dstage model and explore potential ways to work together to the benefit of development stage companies. Our efforts in Europe resulted in discussions and negotiations with potential officers and Concept Affiliates in Europe throughout 2002. None of these discussions and negotiations has resulted in any contracts for Dstage and no revenues have been generated. The effectiveness of this endeavor remains uncertain as of December 31, 2002. Our new management team will be reviewing these activities and the future of such activities, if any, during fiscal year 2003.

2. COMPLETING FUNCTIONAL SPECIFICATIONS AND DETAIL DESIGN OF OUR ONLINE VENTURE FORMATION APPLICATION

We continue to develop functional specifications for our online venture formation application, known as the Dstage Application. Throughout 2002, we continued to investigate various online applications that held promise as components of the Dstage application. Beyond the primary objective of defining the systems, work flow and functionality requirements, these efforts were expected to identify vendors we could approach to accept common stock in exchange for licenses to their components for use in our application.

Our executive officers and a small group of affiliates experimented with some of these systems. Although we have not yet completed the functional specifications, key components of the system have been reduced to the following elements and features:

-Online  Project  Management
-Online  Collaboration
-An  Internet  Based  Exchange
-An  Online  Knowledge  Management  Solution
-Integration  with  Accounting  Systems

The final implementation of these applications remains uncertain as of December 31, 2002. Our new management team will be reviewing these applications during fiscal year 2003.

3. ENGAGING CONCEPT AFFILIATES, SERVICING CONCEPT SPONSORS, AND REVIEWING POTENTIAL REVERSE INCUBATION AND RESIDUAL INTELLECTUAL PROPERTY MINING
OPPORTUNITIES  MANUALLY  UNTIL  THE  DSTAGE.COM  APPLICATION  IS  COMPLETED

During 2002, Concept Affiliates provided services in a number of business areas, including but not limited to marketing, multimedia development, strategic planning, securities compliance, due diligence, technology, corporate image development and investor relations. For the most part, these services were used to meet our internal business needs, analyze and assess potential reverse incubation and intellectual property opportunities and provide professional services that we had hoped would generate revenue for us. As of December 31, 2002, our total revenues were $4,960.

In addition, we made progress in defining our intended use of the Private Equity Site we licensed from NVST.com, Inc. in 2000. We planned to build an online destination using this technology to facilitate exchanging resources between OTCBB companies named "Dstage.net." Concept Affiliates Zucker and Staub, Ltd. and BulletProof Business Plans, Inc. participated in preparing an overview of the customization required to accomplish this project efficiently. As part of our plans to build this online destination, we licensed a database and application with daily updated OTCBB information from DataStand Technologies, Inc. in November of 2001. The outcome of developing and utilizing the Private Equity Site remains uncertain as of December 31, 2002. Our new management team will be reviewing the Private Equity Site project during fiscal year 2003.

Concept Affiliate Eagle Consulting Group, Inc. participated in a number of Dstage projects during the year, including preparation of draft registration statements along with agreements for transactions being negotiated by us. Some of these transactions were successfully executed, some were abandoned and others remain in negotiations as of December 31, 2002.

Concept Affiliate SagaCorp, Inc. prepared an Interactive CD-ROM business card, which contained our annual report for 2000, along with other information about our business. SagaCorp also revised our Internet site and digitally recorded our 2001 annual meeting. The status of SagaCorp as a concept affiliate remains uncertain as of December 31, 2002. Our new management team will be reviewing their status as a Concept Affiliate during fiscal year 2003.

Concept Affiliate Trainingscape, Inc. ("Trainingscape") had completed development of three new online courses in 2001, featuring performances by Faye Dunaway, Robert Wagner, Rachel Hunter and Corbin Benson. Under our agreement with Trainingscape, executed in August of 2000, we had rights to market Trainingscape's courses and to have similar courses developed on our behalf in exchange for stock. During our 2001 annual meeting in Breckenridge, Colorado, we began discussions with Trainingscape and another Dstage Concept Affiliate, US Consults, to leverage US Consults' expertise with obtaining government incentives as a means of marketing certain Trainingscape courses. To date, we have not used any of the services or technology available to us under the Trainingscape agreement. As a result, we wrote off 100% of our prepaid services related to this agreement, in accordance with our accounting policies.

We still anticipate engaging the resources we acquired under this agreement, but cannot reliably determine when such resources will be used. The status of Trainingscape as a concept affiliate remains uncertain as of December 31, 2002. Our new management team will be reviewing their status as a Concept Affiliate during fiscal year 2003.

We began structuring a strategic alliance with Concept Affiliate US Consults in late 2001. US Consults provides various benefits for its clients, including obtaining discretionary government incentives as well as utility special contracts that can only be achieved through negotiation. We executed the strategic alliance agreement with US Consults in January of 2002. Under the strategic alliance, we were to participate in servicing certain US Consult projects, advise US Consults and market their services in exchange for participating in their success in a manner consistent with existing arrangements with their 25 partners. We believed that successfully providing these services would provide us with another source of revenue and cash flow, in addition to expanding the reach and utility of our network. A Dstage Concept Screener introduced us to US Consults. As of December 31, 2002, this transaction has not generated any revenues for us. The status of this agreement remains uncertain as of December 31, 2002. Our new management team will be reviewing this agreement and any future involvement with US Consults during fiscal year 2003.

We also structured a new relationship with Concept Affiliate BulletProof Business Plans, Inc. in late 2001. Under the agreement, we would offer business planning services to OTCBB companies and certain private companies using the BulletProof Business Plan trademark, process and approach. In accordance with our model, we would accept a portion of our fees in stock. We believe that successfully completing this arrangement could potentially provide us with a source of revenue, increase the quality of our deal flow and substantially subsidize our due diligence costs in many cases. As of December 31, 2002, we had not generated any revenues as a result of this agreement. Our new management team will review the status of this agreement during 2003.

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

Due to the extremely short life of the beta Dstage Index, the potential viability of it can still not be assessed. We believe that another 4 to 6 months of data will be required before we can make any meaningful deductions as to its ability to serve as an indicator. The status of the Dstage Index remains uncertain as of December 31, 2002. Our new management team will be reviewing its status during fiscal year 2003.

4. ACQUIRING RESOURCE COMMITMENTS FROM CONCEPT SCREENERS THAT WE BELIEVE WILL HELP DEVELOP THE INTEGRITY AND QUALITY OF OUR COMMUNITY AND NETWORK IN THE FUTURE

In late 2000, we began recruiting Concept Screeners. As a result of these efforts, we recruited 7 concept screeners. To date, none of these Concept Screeners have been engaged to review prospective deals. However, several of these Screeners have provided deal flow and opportunities for us.

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

According to a joint report by 3I Group, Plc, $99 billion in private equity and venture capital was invested in North America in 1999, compared to just over $56 billion in 1998. During this same period, technology and Internet related ventures commanded an increasingly dominant share of both private equity capital and initial public offerings. In the wake of the collapse of the prices of publicly traded technology companies, and the simultaneous devaluation of private equity backed technology companies, we believe there is a great deal of uncertainty concerning the future prospects of many technology firms, both public and private. Some observers have suggested the rapid increases in technology investments over the past half decade have resulted in an "oversupply" of technology. As a result, we believe technology vendors, as well as professional service organizations servicing technology vendors, face more difficulty in converting their expertise and intellectual property into revenue than they may have faced two years ago. We believe these challenges may potentially benefit our business model by making certain companies more open to exchanging their expertise and technology for our common stock, as a means of diversifying market risk, broadening their potential sales outlets and continuing to participate in the development of untested solutions without having to risk material amounts of cash.

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

DSTAGE  INDEXES

We also plan to develop a collection of proprietary indexes which track development stage activities as measured by certain groups of publicly traded companies. Our planned indexes will be comprised of a Dstage 100, Dstage Bio Index, Dstage IT Index and a Dstage Advanced Index.

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

Incubation  Companies

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

Internet  Holding  Companies

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

Vertical  Market  Companies

Companies in the vertical market segment typically operate in a specific market such as auto parts, chemicals or livestock. Companies such as e-Chemicals, AgProducer Network and AUTOVIA Corporation provide distribution channels, products and services for their specific industries. e-Chemicals provides an Internet-based marketplace through which it sells a variety of industrial chemicals to businesses, eliminating the conventional distribution channels that overload customers with high administrative and transaction costs. e-Chemicals offers online support along with efficient Web-based ordering and logistics systems.

Research  Firms

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

In addition, our plan anticipates competition from service and capital providers including publicly traded Internet companies, venture capital companies, large corporations and Internet holding companies. Many of these competitors have greater financial resources and brand name recognition than we do. Although we believe our method and our brand differentiate us from our competitors, competition from these companies may limit our opportunity to hire quality entrepreneurs and other personnel to launch and support companies or to acquire interests in attractive companies brought to our attention by others. If we are unable to hire quality entrepreneurs and other personnel to launch and work at our companies, or to acquire interests in attractive companies, we may not be able to meet our objective of expanding our business model.

SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS

We  intend  to  provide  services  that  do  not  require  raw  materials.

CUSTOMER  DEPENDENCE

Our revenues for 2002 were $4,960. As a result of these limited revenues, we have yet to develop any significant revenues and therefore we have not yet been dependent on any one customer for the majority of our revenues. As a service provider to a wide range of companies, we do not anticipate relying on any large single customer for a majority of our business in 2003 or in future periods. However, there can be no assurance that a single customer will not account for the majority of our business in any future period.

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

In December of 2001, we executed an expanded agreement with SunnComm, Inc. under which we received rights to a number of Copy Protection Technologies developed by SunnComm. Some of these rights contain royalty payment schedules and some do not. In exchange for the license, we issued 2,000,000 shares of our common stock in a transaction valued at $4,000,000 for negotiating purposes. For accounting purposes, the license was recorded at a nominal value of $2,000, and booked as an asset under the caption, "Licensed Technology".

During 2002 this agreement was modified, resulting in SunnComm returning 1,500,000 shares to our treasury. Our new management team will be reviewing this transaction and its impact on our business model and future operations during fiscal year 2003.

In November of 2001, we agreed to issue 270,000 shares of our common stock in exchange for three licenses to deploy an interactive database of OTCBB data from DataStand Technologies, Inc. For accounting purposes, two of the licenses were recorded at a minimal value. The third license was recorded at $0.40 per share, or $36,000, and booked as an asset under the caption, "Licensed Technology." The licensed technology was fully impaired in September of 2002 due to lack of funding to execute on the Company's plan of sale. Our new management team will be reviewing this transaction and its impact on our business model and future operations during fiscal year 2003.

In June of 2001 we acquired an exclusive license for an e-commerce backend technology developed by Netoy.com, Inc, a company controlled by a related party. Although the transaction was negotiated for $100,000, we recorded it at the same price used for other stock transactions entered into during the second quarter of 2001, $1.15 per share, or $19,167. We expensed this technology as a research and development charge in 2001. Our new management team will be reviewing this transaction and its impact on our business model and future operations during fiscal year 2003.

On August 11, 2000, we entered into an agreement with NVST.com whereby NVST.com agreed to provide a license, development, and hosting services in exchange for 107,000 common shares of the Company. The Company expenses all costs associated with acquiring technologies in developing its application until a functional prototype has been developed. As a result, we expensed $107,000, as a research and development cost, which we believe may contribute to the online venture formation environment we have planned. In 2001, we decided that the application we had licensed would best be suited for use in an online exchange we are developing for OTCBB companies. Our new management team will be reviewing this transaction and its impact on our business model and future operations during fiscal year 2003.

On August 4, 2000, we issued 100,000 shares of our common stock, priced at $1.00 per share for a total value of $100,000, to Trainingscape.com, Inc. in exchange for future co-development of online training courses we believe will assist our Concept Affiliates and Concept Sponsors, discounts on speaker bureau fees and rights to resell other Trainingscape.com courses. In December of 2001 we expensed $100,000 of the prepaid services related to our rights under this agreement, as the services had not been used within a timely manner, in accordance with our accounting policies. The $100,000 expense was charged to research and development in 2001. Our new management team will be reviewing this transaction and its impact on our business model and future operations during fiscal year 2003.

On March 24, 2000, we applied to register the name "DSTAGE" with the United States Patent and Trademark Office "USPTO". A non-final action was mailed on August 31, 2000 and the application was approved for publication for opposition by the examining attorney on February 16, 2001. On September 4, 2001, the application was published for opposition in the USPTO's Official Gazette. On November 27, 2001, a notice of allowance was mailed to us from the USPTO. We submitted a statement of use to the USPTO for our trademark "DSTAGE" and received a registration certificate in July 2002.

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

TAXES

Congress enacted a three-year moratorium, which ended on October 21, 2001, on the application of "discriminatory" or "special" taxes by the states on Internet access or on products and services delivered over the Internet. Congress further declared that there will be no federal taxes on electronic commence until the end of the moratorium. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax. Furthermore, the moratorium does not apply to certain state taxes that were in place before the moratorium was enacted.

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

On August 4, 2000, we issued 100,000 shares of our common stock, priced at $1.00 per share for a total value of $100,000, to Trainingscape.com, Inc. in exchange for future co-development of online training courses we believe will assist our Concept Affiliates and Concept Sponsors, discounts on speaker bureau fees and rights to resell other Trainingscape.com courses. In December of 2001, we impaired $100,000 related to the rights granted to us under the Trainingscape agreement. In June of 2001 we acquired an exclusive license to an e-commerce backend technology developed by Netoy.com, Inc, a company controlled by a related party. Although the transaction was negotiated for $100,000, we recorded it at the same price used for other stock transactions entered into during the second quarter of 2001, $1.15 per share, or $19,167. We expensed this technology as a research and development charge in 2001, since it was acquired from a related party. During 2002, we had no further developments with this process.

COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

As a provider of incubation, research, vertical marketing and market index services for development stage businesses, we do not expect any compliance issues with environmental laws.

EMPLOYEES
As of December 31, 2002, none of our executive officers or other personnel currently received cash compensation for their services. As a result, the company monitored the amount of time devoted by each executive officer and other personnel engaged as independent contractors. Part of this process involves determining how many executive officers and other personnel engaged as independent contractors have performed over 525 hours of service within a given quarter and how many have performed less than 525 hours of service within a given quarter.

As of the year ended December 31, 2002, 2 of our executive officers were determined to have performed over 525 hours of service within the quarter. At such time, 1 of these executive officers was based in Denver, Colorado and 1 was based in Massapequa, New York. Nine other personnel, including 5 executive officers, 3 directors and 1 manager, contributed less than 525 hours of service within the year.

COMPANY  RISKS

Compliance

Key compliance issues include securities, tax and trade laws across multiple jurisdictions. While differences in laws from country to country strengthen our business model to the extent that our strategy exploits these differences, they also demand careful planning to insure that the attractiveness of our approach can be consistently leveraged around the globe. As most of the Company's efforts to date have involved US compliance issues, these items have been incorporated in much of the firm's design.

Accountability

Accountability is an issue in any enterprise. However, our structure is such that related party transactions, potentially conflicting interests and competing objectives are inherent in almost every action taken by us. Our business model assumes that the primary means of overcoming these potential conflicts are quality and differentiation: quality people, quality resources and a quality network.

Valuation

One of the largest business risks facing us is the issue of valuation. With almost every transaction being completed for stock in Dstage.com, stock in a private venture or Concept Affiliate, interests in a licensed technology or other asset for which market prices are highly subjective, generally unpublished and dependent on the vagaries of negotiation, valuation is critical to almost every firm activity.

We  Have  No  Revenues  and  We  Currently  Operate  at  a  Loss.

We have generated minimal revenues to date and we are operating at a loss. We will need to raise capital through the placement of our securities or from debt or other type of equity financing. If we are not able to raise such financing or obtain alternative sources of funding, management will be required to curtail operations. There is no assurance that we will be able to continue to operate if l sales of our securities cannot be generated or other sources of financing located.

We  Will  Need  Additional  Financing.

Future events, including the problems, delays, expenses and difficulties frequently encountered by startup companies may lead to cost increases that could make any initial source of funds insufficient to fund our proposed operations. We will seek additional sources of capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to debt allowance. There is no assurance that financing will be available, from any source, or that it will be available on terms acceptable to us, or that any future offering of securities will be successful. We could suffer adverse consequences if we are unable to obtain additional capital when needed.

Our  Intellectual  Property  May  become  Obsolete.

Patent review is usually a lengthy, tedious and expensive process that may take months or, perhaps, several years to complete. With the current rate of technology development and its proliferation throughout the world, those inventions may become commercially obsolete during or after the patent review. There is no assurance that our intellectual property, acquired or developed, may not become obsolete and remain commercially viable.

We  May  Fail  to  Generate  Sufficient  Interest  in  Acquired  Technologies.

We must undertake substantial effort to educate the buying public, consumers and businesses, in the U.S. and worldwide, as to our products, services and technologies. There is no assurance that we will be able to generate interest in and to create and maintain steady demand for our products and technologies over time.

Reliance  on  Future  Acquisitions  Strategy.

We  plan  to rely on acquisitions as a primary component of our growth strategy.
We plan to regularly engage in evaluations of potential target candidates, including evaluations relating to acquisitions that may be material in size and/or scope. There is no assurance we will continue to be able to identify potentially successful companies that provide suitable acquisition opportunities or that we will be able to acquire any such companies on favorable terms. Also, acquisitions involve a number of special risks including the diversion of management's attention, assimilation of the personnel and operations of the acquired companies, and possible loss of key employees. There is no assurance that the acquired companies will be able to successfully integrate into our existing infrastructure or to operate profitably. There is also no assurance given as to our ability to obtain adequate funding to complete any contemplated acquisition or that any such acquisition will succeed in enhancing our business and will not ultimately have an adverse effect on our business and operations.

Loss  of  Our  New  Directors  May  Adversely  Affect  Growth  Objectives.

Our success in achieving its growth objectives depends upon the efforts of our new directors. Their experience and industry-wide contacts should significantly benefit us. The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and results of operations. There is no assurance we will be able to maintain and achieve our growth objectives should we lose any or all of these individuals' services.

Issuance  of  Future  Shares  May  Dilute  Investors  Share  Value

Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock. The future issuance of all or part of the remaining authorized common or preferred stock may result in substantial dilution in the percentage of the Company's common stock held by the its then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by us. The issuance of our shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market for our common stock.

Penny  Stock  Regulation

Our common stock is deemed to be a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

Our  securities  may  be subject to "penny stock   rules" that impose additional
sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market.

The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.

Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. Considering our stock currently has a bid price of 1.2 cents, there can be no assurance that the price of our securities will ever reach or maintain such a level.

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

ITEM  2.  DESCRIPTION  OF  PROPERTIES

Our corporate headquarters are located at 1000 Ortega Way, Suite C, Placentia, California 92870. We plan to move our corporate headquarters to San Marcos, California during the third quarter of 2003. Our original headquarters were located at 1600 Broadway, Suite 2400, Denver, Colorado 80202. Our lease at this location expired on June 30, 2001 and we did not renew it. Instead, we rented the facility on a month to month basis through November of 2002.

In November 2002, the corporate headquarters were relocated to Rhode Island. In March 2003, we decided to relocate our headquarters to Southern California following our recent change in management. Our new phone number is 909-471-2898.

ITEM  3.  LEGAL  PROCEEDINGS

As of the date hereof, Dstage.com is not a party to any legal proceedings, and none are known to be contemplated against the Company. We received inquiries and letter of comments from the Securities and Exchange Commission during 2002 relating to accounting issues and other activities not directly involving our company. No adverse outcome resulted from those communications nor was a restatement of any prior accounting periods required by the Commission

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2002.

PART  2

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Information

Although the Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "DSTG" of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no established market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the overt the counter stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations that have often been unrelated to the operating performance of companies listed on such exchanges. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See the caption "Sales of Unregistered Securities"

Stock  Performance

The following table reflects the high and low bid, ask and sales price per share of Common Stock as quoted from the OTCBB transactions for each period indicated.

Year  Ended              Bid      Bid     Ask      Ask     Close    Price
December  31, 2002       High     Low     High     Low     High     Low

First  Quarter           1.30     0.36     1.30     0.55     1.30     0.36

Second  Quarter          0.55     0.25     0.88     0.25     0.55     0.25

Third  Quarter           1.03     0.13     1.10     0.15     1.06     0.15

Fourth  Quarter          0.17     0.02     0.17     0.02     0.17     0.02

On March 31, 2003, there were 103 holders of record of our Common Stock. However, we estimate there are 2,287 beneficial owners of our Common Stock. As of March 31, 2003 a bid share of our Common Stock was $0.015 on the OTCBB. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions. As of March 31, 2003, there were 16,271,601 shares of Common Stock outstanding, including 2,400,000 shares held in the treasury.

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

SALE  OF  UNREGISTERED  SECURITIES

The sale and issuance of securities in the transactions described below were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, where the purchasers were accredited or sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about the Company, in reliance on exemptions available under Regulation D or in reliance on Rule 701 promulgated under the Securities Act.

Date     Person(s)  Receiving  Shares     Number  of  Shares     Description
----     ----------------------------     ------------------     -----------

10/29/99     BulletProof  Business  Plans, Inc     250,000     Issued for $5,000
cash. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

10/29/99     BulletProof Business Plans, Inc.     500,000     Issued for $10,000
cash. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

10/30/99     BulletProof  Business  Plans,  Inc.     363,288     Issued  as
consideration for reimbursement of expenses in the amount of $7,266 paid on behalf of the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

11/22/99     BulletProof  Business  Plans,  Inc.     229,217     Issued  as
consideration for reimbursement of expenses paid in the amount of $4,584 on behalf of the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

11/22/99     BulletProof  Business  Plans,  Inc.     250,000     Issued  as
consideration for convertible notes payable. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

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

6/17/00     Various  Parties                          10,835     We  received
$10,835 in cash from an 8/11/00 Regulation D, 504 private placement offering that we underwent between June 17, 2000 and August 11, 2000.

6/17/00     Outside  Vendors                         195,000      Issued  as
 consideration for prepaid services to the Company. Shares issued are exempt under Regulation D, 504 private placement offering that we underwent between June 17, 2000 and August 11, 2000. The services for which we issued shares include consulting, SEC compliance, development and marketing.

6/17/00     Various  Parties                           4,630     Issued  as
consideration for reimbursement 8/11/00 of expenses in the amount of $4,630 paid on behalf of the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

8/1/00     GoTo-MD,  Inc.                             50,000     Issued  as
consideration with the Investment of GOTO-MD, Inc. Shares issued are exempt under Regulation D, 504 private placement offering that we underwent between June 17, 2000 and August 11, 2000.

8/2/00 BulletProof Business Plans, Inc. 15,000 Issued for $15,000 cash. Issued as consideration for convertible notes payable. Shares issued are exempt under Regulation D offering that we underwent between June 17, 2000 and August 11, 2000.

8/8/00     AmeriBank  Card  Services               10,000     Issued  as
consideration in connection with the Investment of AmeriBank Card Services, Inc. Shares issued are exempt under Regulation D 504 private placement offering that we underwent between June 17, 2000 and August 11, 2000.

8/11/00     NVST.com, Inc.                        107,000     Issued as
consideration in connection for prepaid services to the Company. Shares issued are exempt under Regulation D, 504 private placement offering that we underwent between June 17, 2000 and August 11, 2000.

9/25/00     GoTo-MD,  Inc                         650,000     Issued  as
consideration in connection with the Investment of GOTO-MD, Inc. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

1/01/00     Various  Executive  Officers           89,000     Issued as deferred
compensation to executive officers, directors and controlling parties. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

1/31/01     Frank  Maresca                          1,248     Issued  as
consideration for reimbursement of expenses paid on behalf of the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933 as amended.

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

2/2/01     Gail  McGrath                          11,111     Issued  as
 consideration for services to be rendered to the Company in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

2/20/01     Laura  Pinsky                          2,222     Issued  as
consideration for services to be rendered to the Company in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

2/22/01     John Sable                            11,111     Issued as
consideration for services to be rendered to the Company in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

2/22/01     John  Gadeken                         11,111     Issued as
consideration for services to be rendered to the Company in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

2/20/01     Sagacorp,  Inc.                       15,000     Issued  as
consideration for services to be rendered to the Company in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933 as amended.

2/27/01     Jeffrey  Gill                         11,111     Issued as
consideration for services to be rendered to the Company in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

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

6/12/01     Eagle  Consulting Group, Inc.         10,000     Issued as
consideration for services to be considered to be restricted pursuant to Rule 144 under the Securities Act of 1933 as amended.

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

6/30/01     Netoy,  Inc.                          16,667     Issued  as
consideration for technology license granted to the Company. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

7/2/01     Gilbert  Serrano                       15,000     Issued  as
consideration for services  to  be  rendered  to  the  Company  in  the  future.
Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

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

8/8/01     ISPEX.com,  Inc.                      329,300     Issued as
consideration for services to be rendered to the Company in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended

8/23/01     Trinity Financial Services             7,500     Issued as
consideration for services to be rendered to the Company in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

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

10/8/01     Jim  Weeks                            17,333     Issued as
consideration for services to be rendered to the Comp in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

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

1/14/2002     Jane  Olmstead                      50,000     Issued as
consideration for services to be considered to be restricted pursuant to Rule 144 under the Securities Act of 1933 as amended.

2/4/02     Peter Geoly                            32,500     Issued as
consideration for services to be considered to be restricted pursuant to Rule 144 under the Securities Act of 1933 as amended.

5/12/02     VedaLabs,  Inc.                    3,000,000     Issued  as
consideration for technology license granted to the issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

7/15/2002     Jane  Olmstead                      25,000     Issued as
consideration for services to be considered to be restricted pursuant to Rule 144 under the Securities Act of 1933 as amended.

11/4/2002     Rounsevelle  W. Schaum             500,000     Issued as
consideration for services to be rendered to the Comp in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

12/13/2002     Shirlee  Gordon                   250,000     Issued  as
consideration for services to be rendered to the Comp in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

12/13/2002     Tiffany  Gordon                    50,000     Issued  as
consideration for services to be rendered to the Comp in the future. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

12/13/2002     Rounsevelle W. Schaum             300,000     Issued as
consideration for office rent and phones in Rhode Island. Shares issued are exempt and are considered to be restricted pursuant to Rule 144 under the Securities Act of 1933, as amended.

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

CRITICAL  ACCOUNTING  POLICIES

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Acquired  Technology  and  Intangible  Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes accounting and reporting standards for recording, valuing and impairing goodwill and other intangible assets. The adoption of SFAS 142 did not have an impact on the Company's financial condition or results of operations for December 31, 2002. However, as the Company's business model is heavily dependent on acquiring intangible assets, this pronouncement is expected to have a material impact on the Company's financial condition and results of operations in future periods, should the Company survive as an ongoing concern.

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

As  of  December  31,  2002,  all  deferred  compensation  had  been  expensed.

Going  Concern  Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. Dstage has relied on BulletProof Business Plans to provide cash infusions when necessary through September of 2002. However, as a result of the Camelot Investment banking agreement, Dstage will no longer be able to rely on BulletProof as a meaningful source of cash infusions in the future.

In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has reached an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), which it expects to finalize during the second quarter of 2003, to provide equity financing. While Eagle has advanced the Company a limited amount of funds in 2003, it appears unlikely that such funding will be enough to meet all of the Company's cash requirements in 2003 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OVERVIEW

Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to development stage companies. For the period October 12, 1999 (Inception) to December 31, 2002, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates.

From inception to December 31, 2002, the Company has had minimal revenues of $58,568 and has expensed operating costs in the amount of $5,934,681. The Company has nominal cash resources and has been largely dependent on the direct financial support from its founding stockholder and revenue to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors. As a result of an investment banking contract entered into between the Company and the Camelot Group, the Company will no longer receive continuing cash investment from its founding stockholder. This loss of financial support, along with the failure of the Camelot Group to provide funding as called for in the investment banking agreement has had a detrimental effect on the Company. There can be no assurance that the Company will recover from these events.

The Company earned nominal revenues in 2002. To survive, the Company must obtain external financing. There can be no assurance that such revenues and or financing will be successfully obtained.

OPERATING  PHILOSOPHY

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

We generated minimal revenues of $4,960 for the year ended December 31, 2002. These revenues were the result of our current consulting agreements with US
Consults, U.S. Telemetry and others. The percentage decrease in revenue, from $53,500 for the year ended December 31, 2001 compared to $4,960 for the year ended December 31, 2002, is substantial. This is largely due to a single consulting engagement in the second quarter 2001. The total dollar amount of revenue in both periods is comparably low.

During 2002 we also continued to provide services in connection with projects under the US Consults Strategic alliance executed in January of 2002. These services are provided on a contingency basis, meaning that no revenue or cash will be realized until certain predetermined outcomes have materialized for US Consults clients. If such outcomes do materialize, we anticipate substantial lags between the contingent events occurring and our receipt of cash payments. Accordingly, there can be no assurances that these services will produce revenue for us.

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

In 2003, we intend to pursue opportunities to deliver services to such clients in exchange for cash, stock and a combination of stock and cash. It is anticipated that these agreements will typically involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. Similarly, it is expected that an hourly rate will be used to track contract progress. Professional services under all types of agreements except those involving contingent consideration are recognized as the services are performed.

Another important consideration regarding the balance between services paid for in cash and services settled in the client's stock is our ability to cover operating expenses we are required to settle in cash.

Our primary business focus has not been on generating immediate revenue. Instead, our focus has been on acquiring equity interests in promising companies we believe will create capital appreciation for our shareholders. Despite this focus, operating activities that result in cash revenue play can plan an important role in our ability to meet cash requirements. This is especially true to the degree that we do not successfully secure external cash financing to satisfy expenses we cannot satisfy using our common stock. Our new management team will be exploring new opportunities that could result in generating cash revenues during 2003.

Further described below are our critical accounting policies as they relate to our results of operations and financial condition in the preparation of our financial statements.

PREPAID  SERVICES

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

Services contracted in 2002 included multimedia design, securities filings preparation, promotion, interactive database technology, training course design and development, project screening, tax incentive consulting, strategic planning and direct marketing.

Since the second quarter of 2001, all transactions entered into under these arrangements were recorded using the bid price of the Company's common stock on the date of issuance as reported by the Over The Counter Bulletin Board (OTCBB).

During 2002, the Company entered into various contracts with "Concept Affiliates" in which vendors agreed to provide future professional services in exchange for common stock of the Company. Services contracted in 2002 included multimedia design, securities filings preparation, promotion, interactive database technology, training course design and development, project screening, tax incentive consulting, strategic planning and direct marketing.

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

The total value of prepaid services recorded under these arrangements was $185,000 in 2000. Of this amount, $65,000 was expensed in 2001 for services rendered to the Company and $100,000 was expensed in 2001 as an impairment.

During 2001, the Company entered into ten contracts in which companies agreed to provide future professional services in exchange for common stock of the Company. The total value of prepaid services recorded under these arrangements in 2001 was $306,517. The total balance of prepaid services as of December 31, 2001, $306,517, was expensed in 2002.

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

In 2000, the Company acquired 1% of Ameribank Card Services, Inc. in exchange for 10,000 common shares of the Company. The Company recorded the investment in Ameribank Card Services at $10,000 less an impairment of $9,900, resulting in a net asset value of $100. This amount was written off in the fourth quarter of 2002, due to uncertainties regarding the Company's ability to continue as an ongoing concern in the wake of failure to receive working capital in accordance with the Camelot Group investment banking agreement.

LICENSED  TECHNOLOGY

SUNNCOMM

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

DATASTAND

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

VEDALABS

In May of 2002, the Company reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement the Company issued 3,000,000 shares of its common stock along with a commitment to pay $250,000 in cash within 6 months, pending transfer or sale of the technology. When transfer or sale of the technology did not occur, the Company became obligated to pay VedaLabs in cash or stock. The number of shares is to be determined based on the closing price of the Company's shares and the Company is obligated to register such with the SEC. The Company's negotiated price for this transaction was $2.00 per share; however, the licensed technology was recorded at $0.30 per share, the bid price for shares issued on the date of the transaction. In accordance with SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144, the Company engaged an independent valuation firm to assist in valuing the VedaLabs technology.

The Company intended to rely on this valuation as an objective means of comparing book value to fair value and, if necessary, recording an impairment expense equal to the difference between book value and fair value. As stated in the Company's quarterly report for the period ending June 30, 2002, the impact or amount of any such impairment, if any was to be required, was unknown at that time.

When the VedaLabs Technology was recorded on the Company's books and records, the Company anticipated that funds from the Camelot Group investment banking contract would enable the Company to execute on critical elements of its plan for sale, including obtaining a third party valuation of the technology, engaging certain parties outside of its network of affiliates for cash compensation and developing a new model to support marketing some of the technology as a children's media player.

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

The Company did not receive another cash transfer from the investment banking agreement until September 18, 2002. This transfer totaled only $2,500. As a result of receiving only $7,500 of the $150,000 called for in the agreement, more than 12 weeks after the latest date committed to, management determined in the quarter ended September 30, 2002 that the failure to receive the funds represented an impairment event.

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

In addition to potentially eliminating the Company's ability to execute on its plan of sale for the VedaLabs technology, failure to receive the funding called for by the investment banking agreement has impacted the Company's ability to execute on its plans to sell other technology acquired or licensed by the Company. Similarly, although FAS144, FAS 142 and related accounting pronouncements do not require a third party valuation expert to be engaged to assist in determining fair values, management felt that in addition to helping marketing efforts for the technology, such a valuation would provide an objective means with which to conduct an ongoing analysis of impairments in current and future accounting periods. The inability to pay for such an analysis, in the absence of the funds called for in the investment banking agreement, leaves management without an economically feasible means to compare the carrying value of its technology to fair value. In light of these facts and circumstances, the Company elected to fully impair all licensed and purchased technology as of September 30, 2002.

TRANSACTIONS  WITH  STOCKHOLDERS

In 2001, the Company's founding shareholder, BulletProof Business Plans, provided a total of $39,333 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and non-interest bearing. As of December 31, 2001, the Company had repaid a total of $33,470 to BulletProof under these obligations, leaving a balance of $5,863, which was paid in January of 2002. For the 12 months ended December 31, 2002, the Company secured a total of $43,356 in new borrowings under this arrangement. Of these new borrowings, the Company has repaid a total $5,000 as of December 31, 2002.

In the fourth quarter ended December 31, 2001, the Company entered into an agreement with its largest shareholder, BulletProof Business Plans and a company owned by its CEO, Frank Maresca, Frank Maresca & Associates, to provide consulting services for a biopharmaceutical company engaged in the development of generic paclitaxel. The balance of $9,500 in services due under the agreement is reflected as due to stockholders. As of December 31, 2002, this amount requires settlement in cash, but does not bear interest.

During the 12 months ended December 31, 2002, the Company's former CEO, Frank Maresca, paid Company liabilities totaling $10,410. This amount is reflected as due to shareholders for the period ended December 31, 2002. As of December 31, 2002, this amount requires settlement in cash, but does not bear interest

In July of 2002, the Company entered into an investment banking agreement with The Camelot Group. Under the agreement, Camelot was to receive a payment of $200,000 in the form of 400,000 shares of Dstage common stock from Dstage shareholders. The Company has recorded a liability of $200,000 due to shareholder as a result of this agreement. During the quarter ended September 2002, the Company's CEO paid Company liabilities totaling $5,311. This amount is reflected as due to shareholders for the period ended September 30, 2002. In the fourth quarter ended December 31, 2001, the Company entered into an agreement with its largest shareholder, BulletProof Business Plans, Inc. and a company owned by its CEO, Frank Maresca, Frank Maresca & Associates, to provide consulting services for a biopharmaceutical company engaged in the development of generic paclitaxel. The balance of $9,500 in services due under the agreement is reflected as due to stockholders.

Since inception, the Company has entered into a series of promissory note agreements with BulletProof Business Plans ("BulletProof"), to borrow cash directly or to have BulletProof pay expenses on the Company's behalf. Each of these promissory notes included conversion provisions, was due on demand and earned interest at the prime rate. The total principal borrowed under these notes from inception through December 31, 2002 was $70,000; $20,000 in 1999, $19,680 in 2000 and $30,320 in 2001. Of these principal amounts, $5,000 was converted into common shares of the Company in 1999, $35,000 was converted into common shares of the Company in 2000 and $31,489 was forgiven by the BulletProof in 2001.

In 1999, the Company entered into a promissory note agreement under which BulletProof loaned the Company $20,000. Interest was at prime rate and principal and interest was due on demand. The promissory note included conversion provisions and in April 2000, BulletProof converted the $20,000 note payable into one million shares of the Company's common stock at $0.02 per share as payment of the note balance.

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

The benefit of the extinguishment was not reflected in the Company's statement of operations, but was recorded as an increase in paid-in-capital, since BulletProof was a related party. See Note 12, "Related Party Transactions."

In 2002, the Company issued a total of 4,207,500 shares of its common stock to various parties for a variety of resources, services and technology. Equity or capital transactions transacted for non-cash consideration are complex and require substantial estimates by management. The Company received no cash for any of the shares it issued in 2002.

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

In the quarter ended March 31, 2002, the Company issued a total of 82,500 shares of its common stock. Jane Olmstead was appointed as interim CFO until a new CFO has been retained. In exchange for her services as CFO, the Company issued 50,000 shares of common stock to Jane Olmstead on January 15, 2002. A new Concept Affiliate, an individual providing marketing services to the Company, was issued 32,500 shares of our common stock in lieu of cash for services to be rendered to the Company. Equity or capital transactions transacted for non-cash consideration are complex and require substantial estimates by management. The Company received no cash for any of the shares it issued in 2002.

In July of 2002, Jane Olmstead extended her term as interim CFO. In exchange for her services as CFO, the Company issued 25,000 shares of common stock to Jane Olmstead on July 15, 2002.

On November 4, 2002 the Board of Directors approved the issuance of 500,000 to Rounsevelle W. Schaum in exchange for serving as President and Director for a term of 2 years beginning September 23, 2002.

On December 13, 2002 The Board of Directors approved the issuance of 250,000 to Shirlee Gordon in exchange for serving as Secretary/Treasurer for a term of 1 year beginning December 13, 2002. Shirlee Gordon is the wife of Rounsevelle Schaum.

On December 13, 2002 the Board of Directors approved the issuance of 50,000 to Tiffany Gordon in exchange for serving as controller for a term of 1 year beginning December 13, 2002. Tiffany Gordon is the daughter of Shirlee Gordon.

On December 13, 2002 the Board of Directors approved the relocation of our corporate offices to 294 Valley Road Middletown RI, 02842. The board also approved the issuance of 300,000 shares to Rounsevelle W. Schaum for prepayment for (1)
year of office space and services to be rendered to the company. These shares were valued at $.05 per share the bid price of the stock, and have been recorded as deferred compensation expense to be recognized over the term of the agreement. As of December 31, 2002, $15,000 had been recognized under the agreement.

The shares issued by the Company in connection with the above transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

The Company issued a total of 1,207,500 shares of its common stock in 2002 as deferred compensation. The aggregate value of these shares was $151,575, which was  all  amortized  as  expense  at  December  31,  2002

RESULTS  OF  OPERATIONS

FISCAL  2002  COMPARED  TO  FISCAL  2001

REVENUE

             CUMULATIVE  DURING
             DEVELOPMENT          YEAR  ENDED  DECEMBER  31,
             STAGE                2002          2001                 %  CHANGE

Net  revenues      $58,568        $4,960        $53,500                 (91%)

The decrease in 2002 revenue compared to 2001 was entirely due to the lack of professional services being billed. However, it should be noted that a single client accounted for 100% of 2001 revenue and 100% of the increase in revenue from 2000 to 2001. As we are still in the development stage, although the percentage decrease in revenue from 2001 to 2002 is substantial quantitatively, the total dollar amount of revenue earned in 2002 is not.

There are important differences in the consideration received for services rendered in 2001 versus services rendered in 2002. In 2002, 100% of the services we provided were paid for using equity of the client we serviced. In 2001, 100% of the services we provided were paid for with cash. The business model we are pursuing anticipates a balance between these extremes, with most of our services being paid for with stock and certain services being paid for with cash. The ultimate balance we realize between sales settled with cash and sales settled with stock, if any future sales are realized, will have a material impact on our results of operations, operating cash flow, and the degree to which our earnings, revenues and costs fluctuate from period to period. This is due in part to the complexities of transactions settled in equity. This complexity is accentuated by our focus on early stage companies, whose securities are privately held, thinly traded, or quoted on mediums that make valuation highly subjective.

To address these complexities, our accounting policies generally require us to record services issued in exchange for stock in early stage companies at a nominal value, since the stock issued generally has no readily determinable value. As a result, the extent to which we accept stock in exchange for services and technology we render to privately held, early stage clients will directly impact our future results. In 2003, we intend to pursue opportunities to deliver services to such clients in exchange for cash, stock and a combination of stock and cash. It is anticipated that these agreements will typically involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. Similarly, it is expected that an hourly rate will be used to track contract progress. Professional services under all types of agreements except those involving contingent consideration are recognized as the services are performed.

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

COST  OF  SERVICES

                   CUMULATIVE  DURING
                   DEVELOPMENT           YEAR  ENDED  DECEMBER  31,
                   STAGE                 2002          2001           %  CHANGE

Cost  of  Services     $  95,700       $  42,200      $  13,500          213%

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

SALES  AND  MARKETING

                   CUMULATIVE  DURING
                   DEVELOPMENT           YEAR  ENDED  DECEMBER  31,
                   STAGE                 2002          2001           %  CHANGE
--------------------------------------------------------------------------------
Sales and Marketing     $  53,959        $  14,398     $  35,407          (59%)


Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. The decrease in sales and marketing expenses from 2001 to 2002 is explained primarily by a reduction in press releases over wire services, subscriptions to marketing data services and certain expenses relating to meetings held during fiscal year 2002. Of our total sales and marketing expenses incurred in 2002, approximately 47%, or $16,600, was initially prepaid for using our common stock. The balance of these expenses, or approximately $18,807, was paid for with cash. Although the percentage increase (decrease) in sales and marketing expenses, from year ended December 31, 2001 compared to the year ended December 31, 2002, is a substantial percentage, the total dollar amount of sales and marketing expenses is comparably low in both periods. However, there is a material difference between the payment terms of sales and marketing expenses of both periods. Of our total sales and marketing expenses incurred in the year ended December 31, 2002, 100%, or $14,398, required payment in cash. Of our total sales and marketing expenses incurred in the year ended December 31, 2001, 50%, or $17,500, was initially prepaid for using our common stock, requiring no payment in cash. In 2003, we hope to substantially increase our sales and marketing efforts and, therefore expect our sales and marketing expenses to increase. Whereas our sales and marketing activities in 2002 were directed primarily at developing our corporate image and communicating key events, we plan to promote certain professional services we offer in 2003, in addition to expanding the scope of our image development efforts. While some of our anticipated sales and marketing requirements can be satisfied using prepaid services we contracted in exchange for common stock, many will require payment in cash.

RESEARCH  AND  DEVELOPMENT

                         CUMULATIVE  DURING
                         DEVELOPMENT          YEAR  ENDED  DECEMBER  31,
                         STAGE                2002          2001     %  CHANGE

Research and Development     $ 252,550       $  929      $ 132,997      (99%)

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we hold rights to and which we intend to use in the future to meet our internal needs or the needs of ventures we may invest these technologies with. The change in research and development expenses, from the year ended December 31, 2001 compared to the year ended December 31, 2002, is largely explained by two items. In the first quarter of 2001 we expended resources in connection with an electronic government publishing operation in London England. In the second quarter of 2001, we expensed $19,167 in connection with an exclusive license to an e-commerce system acquired for stock. In both the first quarter of 2002 and the first quarter of 2001, 100% of our research and development expenses required settlement in cash. For the three months ended September 30, 2001, approximately 1% of our research and development expenses required payment in cash, compared to 100% of our research and development expenses in the three months ended September 30, 2002 requiring payment in cash. Since inception, the majority, $226,167 or 90% of our research and development expenses since inception has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we anticipate entering into similar agreements that may cause our research and development costs to increase substantially.

GENERAL  AND  ADMINISTRATIVE

                   CUMULATIVE  DURING
                   DEVELOPMENT             YEAR ENDED DECEMBER 31,
                   STAGE                    2002           2001      %  CHANGE

General and         $2,419,266            $1,741,728      $528,633       229%
Administrative

General and administrative expenses consist primarily of professional services, insurance, telephone, occupancy, travel and compliance related expenses. The large increase in general and administrative expenses for the year ended December 31, 2002, compared to the year ended December 31, 2001, is primarily due to expensing deferred compensation for Concept Affiliate agreements secured in 2001. For the year ended December 31, 2002, expensing deferred compensation accrued under these agreements accounted for approximately 62%, or $822,608, of our general and administrative expenses for the period.

Similarly, prepaid Concept Affiliate services expensed during the year ended December 31, 2002 accounted for approximately 16%, or $205,120 of our general and administrative expenses for the year ended December 31, 2002. Approximately 15%, or $200,000 of our general and administrative expenses for the year ended December 31, 2002 consisted of an investment banking fee. While this fee was intended to cover a period of 12 months, the Company elected to expense the entire amount, as no significant financing had materialized from the agreement as of December 31, 2002.

The remaining 7% is composed primarily of compliance related expenses. Compliance related expenses include legal, accounting and other charges related to filing our reports with the Securities and Exchange Commission. Of the $1,316,400 we expensed under the general and administrative caption for the year ended December 31, 2002, 78% or $1,027,728 were prepaid for using our common stock, $200,000 or 15%, require payment to our shareholders in common stock, and $88,672 or 6.7% require settlement in cash.

IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

                     CUMULATIVE  DURING
                     DEVELOPMENT             YEAR ENDED DECEMBER 31,
                     STAGE                    2002           2001      %  CHANGE

Impairment of Assets     $2,402,338       $1,186,500     $1,215,838       (2%)

Impairment of Investments
in  Other  Companies     $  710,868           $  960           $  -        NM

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

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies totaling $710,868 accounts for approximately 12% of our $5,815,082 net loss, whereas impairment of long-lived assets totaling $2,402,338 has accounted for approximately 41% of our net loss since inception. Together, these two expense categories account for 53% of our net loss since inception.

There was no meaningful increase in impairment of investments. The previous decrease in impairment of investments in other companies, from $709,908 in 2000 to $0 in 2001 was the result of making two investments in other companies using our common stock in 2000, GOTO-MD and Ameribank Card Services, versus making no investments in other companies using our common stock in 2001.

The decrease in impairment of assets, from $1,215,838 in 2001 to $1,186,500 in 2002, is primarily the result of management's decision to fully impair our 49-year lease of a Philippines furniture factory. For accounting purposes, we recorded the transaction at $1.15 per share or $1,150,000. The 100% impairment of this asset accounts for 94.58%, $1,150,000 of impairment in long-lived assets expense for 2001. The remaining 5.42% or $65,898 results from a general impairment expense recorded for our long-lived prepaid services, $25,000, and specific impairments of long-lived prepaid services in the amount of $40,838.

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

INCOME  TAXES

There is no current or deferred tax expense for the period from January 1, 2002 to December 31, 2002 due to net losses from operations by the Company. As of December 31, 2002 we had operating loss carryforwards of $2,784,584, compared to operating loss carryforwards of $659,845 as of December 31, 2001. The operating loss carryforwards expire beginning in 2019 and may be subject to significant limitations attributable to change in control rules.

NET  LOSS

                   CUMULATIVE  DURING
                   DEVELOPMENT             YEAR ENDED DECEMBER 31,
                   STAGE                    2002           2001      %  CHANGE

Net income (loss)      ($5,897,790)     ($3,000,982)   ($1,875,683)       60%

Net income (loss)
    per share              ($0.654)          ($0.24)        ($0.22)        9%

Weighted  average
shares  outstanding      9,062,269       12,645,461      8,592,521        47%

We have incurred net losses from operations in each fiscal year since our inception. The overall increase in our loss from operations was approximately 60%, or $1,125,299. The changes in components of our net loss are important. Impairment of assets accounted for 53% of our net loss in 2002, whereas impairment of assets accounted for 65% of our net loss in 2001. We anticipate that impairments will continue to play a major role in our operating results in 2003 as well as in future periods. Although none of our impairment losses have consumed cash flow since inception, our ability to convert the assets, resources and technology we acquire into gains, and ultimately positive cash flow, will largely determine the viability of our business model. Similarly, to the degree that we have to issue more shares to acquire assets and resources that are later impaired and not readily recovered, such events will be dilutive to our existing shareholders.

General and administrative expenses accounted for a higher proportion of our net loss in 2002 compared to 2001. In 2002, general and administrative expenses represented 58% of our net loss, whereas this caption represented 27% of our net loss in 2001. We anticipate that these expenses will continue to increase in 2003, as we engage more officers, directors and Concept Affiliates. Similarly, we anticipate that the total dollar amount of general and administrative expenses requiring payment by cash will also increase in 2003. To the extent that we are unable to secure additional external financing, and or increase the cash revenue generated by our operations, our results and ability to continue as an ongoing concern may be materially adversely affected.

LIQUIDITY  AND  CAPITAL  RESOURCES

We must successfully secure external cash financing to satisfy expenses we cannot satisfy using our common stock in 2003. In addition, we must successfully generate sufficient cash revenue to meet our operating cash requirements in 2003.

Based on the failure to receive funding from our investment banking contract with the Camelot Group, it is likely that we will have insufficient cash to satisfy our cash requirements in 2003. Our working capital continued to decrease from the December 31, 2001 to December 31, 2002. As of December 31, 2002 we had negative working capital of ($623,690), compared to negative working capital of ($7,069) as of December 31, 2001.

The change in working capital reflects growth in current liabilities from $103,320 as of December 31, 2001 to $623,690 as of December 31, 2002, combined with a decrease in current assets, from $96,251 as of December 31, 2001 to $0 as of December 31, 2002. The increase in current liabilities in the period is primarily attributable to a $250,000 liability we incurred to the seller in connection with our purchase of the VedaLabs technology along with a $200,000 liability we incurred in connection with an investment banking agreement.

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

In accordance with SFAS 142 and SFAS 144, the Company engaged an independent valuation firm to assist in valuing the VedaLabs technology. However, in the absence of funding from the investment banking contract, the Company was unable to pay for completion of the valuation engagement. In light of these events, and those explained in Note 6 of our financial statements, we have fully impaired the VedaLabs technology.

In addition, we are currently in negotiations with VedaLabs to settle our liability of $250,000. Failure to successfully negotiate an extension for settlement, or other remedy, our shareholders will incur substantial dilution should we have to settle the liability based on our current share price.

The decrease in current assets in 2002 is primarily attributable to a decrease in our prepaid expenses and deposits, from $18,011 at December 31, 2001 to $0 at December 31, 2002, accounting for $18,011, or 19% of the decrease in current assets. Prepaid services deceased by $67,616 accounting for 70% of the decrease in current assets. In addition, a decrease in cash, from $10,624 at December 31, 2001 to $0 as of December 31, 2002, accounts for $10,624, or 11% of the decrease in current assets. These changes resulted in an increase in cash outflow.

Our primary source of capital since inception has been; the sale of stock to our majority shareholder, BulletProof Business Plans, Inc. ("BulletProof"), for $30,000 in cash, the sale of stock to BulletProof in exchange for expenses paid on our behalf in the amount of $16,691, the conversion of $25,000 in notes payable into common stock by BulletProof, and the forgiveness of $30,000 in notes payable by BulletProof. In addition, BulletProof provided a total of

$39,333 in short-term demand advances and expenses paid on our behalf in 2001, of which we repaid $33,470 under these obligations, leaving balance due of $5,863 as of December 31, 2001. In the year ended December 31, 2002, we repaid $11,863 of short-term advances and borrowed an additional $42,575 from BulletProof.

During the year ended December 31, 2002, our CEO, Frank Maresca, loaned the Company $5,311 in the form of short-term demand advances and expenses paid on our behalf. These loans were made in anticipation of financing to be secured in August through our investment banking agreement. Our investment banking agreement failed to produce significant cash and as a result, we did not repay the amounts borrowed from Frank Maresca.

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

Our ability to continue this model in the future is critical to our success and our ability to continue as an ongoing concern. During the year ended December 31, 2002, our common stock bid price was quoted at a low of $0.02 to a high of $1.30. However, our board had approved the issuance of shares to new Concept Affiliates at a negotiated value of $6.00 per share, although the low bid price would be used to record any such transactions. As a result of the historical difference between negotiated and bid prices per share, our ability to negotiate new Concept Affiliate agreements in future periods will likely be adversely impacted. To the degree that our stock price does not increase, we may have difficulty securing new agreements with service providers, acquiring new technology and executing on our business model.

CAPITAL  EXPENDITURES

We require funding primarily for computer hardware and software, furniture, fixtures, and general working capital needs. Substantially all of our capital expenditures have been paid for by borrowing on convertible notes payable to our major shareholder and from the proceeds from our Private Placement. In 2003, we have budgeted approximately $20,000 for capital expenditures, although we have no commitments to make such expenditures.

MATERIAL  COMMITMENTS  FOR  CAPITAL  EXPENDITURES

While we have budgeted approximately $250,000 for working capital and operating expenditures in 2003, we have no material commitments for those expenditures. Our expected source of funds for these expenditures will be a combination of future revenues; the issuance of convertible notes payable and public or private stock offerings. In the event we do not receive enough proceeds from these sources, we will reduce our operating activity to coincide with the working capital available.

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

Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of December 31, 2002 had an accumulated deficit of $5,897,790.

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

A substantial risk facing us is the issue of valuation of common stock in negotiating common stock for service. We anticipate having to negotiate the value of our stock in almost every transaction that will be completed for stock in Dstage.com, private venture equity, interests in licensed technology, and other assets, for which market prices are highly subjective. We will be dependent on the vagaries of negotiation in many transactions. Negotiations may include subjective assessments of an asset or investment's value; therefore, an over-valuation could result in an adverse consequence to our value.

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

CONTROLS  AND  PROCEDURES

Within the 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our management concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

OTHER  INFORMATION

In December 2002 the Company began investigating options to resolve damages caused as a result of its investment banking agreement with the Camelot Group. The investment banking agreement executed on July 1, 2002 indicated $150,000 in funding would be provided to Dstage by the Camelot Group within three (3) to six
(6)  weeks  of  execution.

The only payments received in accordance with this agreement were $5,000 on September 5, 2002 and $2,500 on September 18, 2002, for a total of only $7,500. Certain shareholders that relied on Camelot's commitment transferred a total of 825,000 shares to Camelot and as of the date of this filing have not had their shares returned to them by Camelot.

On or about January 15, 2002, BulletProof Business Plans, Inc. ("BulletProof"), previously a major shareholder of the Company, transferred 2,876,819 common shares of Dstage.com, Inc. to its shareholders. The transaction involved approximately 23.85% of the outstanding common shares of the Company. As a result of this transaction, BulletProof Business Plans is no longer a major shareholder of the Company. However, BulletProof Business Plans is still considered a related party due to its involvement with the Company since inception, its role in financing transactions and services provided to the Company by BulletProof and common ownership elements.

On January 14, 2002, Kirk LaPoure resigned as Chief Financial Officer of the Company and Director. Jane Olmstead was appointed interim CFO until a new CFO was retained. In exchange for her services as CFO, the Company issued 50,000 shares of common stock to Jane Olmstead on January 15, 2002.

ITEM  7.  FINANCIAL  STATEMENTS

We are filing the following reports, financial statements and notes to financial statements with this Annual Report. These reports may be found following Part III of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLCOSURES

On September 20, 2002, we dismissed Gordon, Hughes & Banks, LLP ("GH&B") as our independent public accountants. Our board of directors participated in and approved the decision to dismiss GH&B.

The reports of GH&B on our financial statements for the two fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

During the preceding two fiscal years and through September 20, 2002, there were no disagreements between us and GH&B on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which, if not resolved to GH&B's satisfaction would have caused GH&B to make reference to the subject matter of the disagreements in connection with GH&B 's report on our financial statements.

During the preceding two fiscal years and through September 20, 2002, there were no reportable events required to be disclosed pursuant to Item 304(a)(1)(v). Pursuant to Item 304(a)(3), on September 30, 2002, GH&B furnished us with a letter addressed to the Securities and Exchange Commission stating it agreed with the statements made by us in response to Item 304(a). A copy of that letter was filed as an exhibit to our report on Form 8-K, filed October 12, 2002.

On September 20, 2002, we engaged Ehrhardt, Keefe, Steiner & Hottman PC as our independent accountants for the fiscal year ending December 31, 2002. This change in accountants was recommended by our executive management and approved by our board of directors.

PART  3

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors and executive officers of the Company as of December 31, 2002, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of stockholders.

Name of Executive
Officers and Directors   Age     Position                    Date of Appointment

Robert  P.  Atwell      49     Presidents, CEO and Director        March  2003
Albert  Golusin         48     CFO  and  Director                  March  2003
Jane  Olmstead          48     Director                            October 1999
Rounsevelle  Schaum     70     Director                            October 2002

Robert P. Atwell, 49, President and Chief Executive Officer, has been President of The Corporate Solution, Inc. since 1978. The Corporate Solution specializes in taking on and implementing assignments for a variety of agencies and corporations including general business consulting, corporate restructuring, mergers and acquisitions, corporate investigations and securities administration.

Albert Golusin, 48, Chief Financial Officer, has been a Certified Public Accountant since 1981. He worked with the public accounting firms of Grant Thornton & Company and Kenneth Leventhal & Company from 1979 through 1994. From 1985 to 1992, Mr. Golusin was the Controller of a public company called N-W Group, Inc. that later became Glenayre Electronics. He was responsible for managing a $ 40 million cash portfolio, managing the accounting department and preparing the financial statements for reporting to the Securities Commissions in the U.S.A. and Canada. From 1993 to the present, Mr. Golusin has consulted to publicly traded companies or companies preparing to become publicly traded. He is currently a director of Rhombic Corporation which is a materials research and development company that is publicly traded on the OTC Bulletin Board of NASDAQ.

Jane Olmstead, CPA, Director, has over 20 years experience in the financial and accounting fields, including serving as a Senior Management Consultant with Touche Ross & Co. (currently Deloitte & Touche) for nine years. Ms. Olmstead's expertise is in strategic business planning, financial systems design and implementation and tax preparation and planning. Her involvement with numerous Fortune 500 companies such as Ford Motor Co., Mobil Oil and Coors resulted in cost savings measures and increases in profitability through the implementation of improved financial and communication systems. Ms. Olmstead has focused on improving corporate efficiency and effectiveness through a variety of means including: acting as CFO, implementing new procedures, creating reorganization plans, forecasting and planning for future growth. Some of her additional strengths are in asset management, systems integration, budgeting and cost control. Ms. Olmstead graduated Magna cum Laude from the University of Tennessee with a B.S. in Accounting and a Minor in Statistics. She is currently a member of the Colorado Society of CPAs and the Association of Professional Consultants.

Rounsevelle Schaum, 70, Director, is the Chairman of Newport Capital Partners, Inc., an investment banking firm specializing in providing financial advisory services to emerging growth companies. He is a graduate of Phillips Andover Academy and holds a Bachelor of Science degree in Mechanical Engineering from Stanford University and an MBA degree from the Harvard Business School. He was also a member of the faculty and Defense Research Staff of the Massachusetts Institute of Technology, where he participated in the development of the computer programs for the Ballistic Missile Early Warning System. He is a director and chairman of the audit committee of the Quigley Corporation (NASDAQ "QGLY") and was a founder and director of Streaming Media Corporation. He was also the Chairman and CEO of BusinessNet Holdings Corporation and has served as a crisis manager for Heller Financial Corporation. He also served on the District Advisory Council of the U.S. Small Business Administration; as Chairman of the California Small Business Development Corporation, a private venture capital syndicate; and was the founder and Managing Director of the Center of Management Sciences, a consulting firm serving the aerospace industry.

He was the principal author of the "Weapon Systems Management Guide" under contract to the Office of the Secretary of Defense. Mr. Schaum resides in Newport, Rhode Island, where he has been active in civic affairs. He is a member of the Naval War College Foundation and a director of the Newport Historical Society.

SIGNIFICANT  EMPLOYEES

We rely on our Board of Directors, Executive Officers, and all of our employees to further the development of our business.

FAMILY  RELATIONSHIPS

There  are  no  family  relationships.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEDURES

None.

CODE  OF  ETHICS

The Company has not adopted a Code of Ethics as of the date of this report. Resources and time necessary to adopt written standards reasonably designed to deter wrongdoing have not been available as of the date of this report. The Company plans to engage a consultant to assist in drafting of a Code of Ethics.

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

ITEM  10.  EXECUTIVE  COMPENSATION

None of our executive officers or directors currently has a compensation package. Although we plan to enter into compensation packages during the second quarter of 2003, we have not entered into any written employment agreements with our executive officers as of the date of this filing. All members of management have elected to postpone negotiations with us regarding salaries, until such time as our revenue is adequate to pay salaries without causing financial damage to our plan for business development. As it becomes necessary more detailed written employment contracts will be entered into between our key personnel and the Company.

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

The following table summarizes all compensation paid to our President and Chief Financial Officer for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2002, 2001 and 2000. None of our executive officers received compensation in excess of $100,000 during any of the last three fiscal years and none of our executive officers have been paid a salary in any of the last three fiscal years.

                                                                           Securities
                                                                           Underlying    All Other
Name                    Position     Salary     Bonus     Compensation     Options       Compensation
-----------------------------------------------------------------------------------------------------
Rounsevelle Schaum     President
                       2002             0         0             0               0           4,582
-----------------------------------------------------------------------------------------------------
Frank R. Maresca       CEO
                       2002             0         0             0               0               0
                       2001             0         0             0               0           5,617
                       2000             0         0             0               0           5,000
-----------------------------------------------------------------------------------------------------
Sue Perrault
                       Past  President
                       2002             0         0             0               0               0
                       2001             0         0             0               0               0
                       2000             0         0             0               0               0
-----------------------------------------------------------------------------------------------------
Officers  and  Directors,
as  a  group
                       2002             0         0             0               0            4582
                       2001             0         0             0               0           5,617
                       2000             0         0             0               0           5,000
-----------------------------------------------------------------------------------------------------

Option  Grants  in  the  Last  Two  Fiscal  Years

The  Company  did  not  grant  options  during  2001  and  2002.

Stock  Option  Plan

The Company plans to adopt during fiscal year 2003 a Statutory and Non-Statutory Incentive Stock Option Plan ("Plan") which authorizes the Company to grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. Under the Plan, outstanding options must be exercised within 10 years from the date of grant and no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

The Plan will require that the exercise prices of options granted must be at least equal to the fair market value of a share of common stock on the date of grant, provided that for incentive options if an employee owns more than 10% of the Company's outstanding common stock then the exercise price of an incentive option must be at least 110% of the fair market value of a share of the Company's common stock on the date of grant, and the maximum term of such option may be no longer than five years. The aggregate fair market value of common stock, determined at the time the option is granted, for which incentive stock options become exercisable by an employee during any calendar year, is to be limited to $1,000,000.

The Plan is to be administered by the Company's Board of Directors or a committee thereof which determines the terms of options granted, including the exercise price, the number of shares of common stock subject to the option, and the terms and conditions of exercise. No option granted under the Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

Compensation  of  Directors
---------------------------

The Company does not pay cash compensation to directors. During 2002, independent directors were not compensated; however, officers that were also directors were compensated as described in the Summary Compensation Table.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

The following table sets forth as of March 31, 2003, certain information, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by each person known by us to own beneficially 5% or more of the Common Stock. As of December 31, 2002 and March 31, 2003, there were 16,271,601 outstanding shares held by 100 shareholders, less 2,400,000 shares held as Treasury Stock, resulting in a total issued and outstanding shares in the amount of 13,871,601. For the purposes of this Item 11, any shareholder beneficially owning 693,580 shares or more of the Company's Common Stock is listed below.

Name of Beneficial Owner        Shares Beneficially Owned          Percent

Sue  Perrault                         1,600,284                    11.53%
2261  Blake,  Loft  2G
Denver,  CO  80205

D.  Kirk  LaPoure,                      750,000                      5.4%
1320  Carlson  Drive
Colorado  Springs,  CO  80919

CEDE  &  Co                             976,878                      7.0%
Out  Transfer  Department
55  Water  Street  2SL
New  York,  NY  10041

VedaLabs,  Inc.                       3,000,000                     21.0%
7117  Florida  Boulevard
Baton  Rouge,  LA  70806

Rounsevelle  W.  Schaum                 800,000                      5.7%
294  Valley  Road
Middletown,  RI  02842

Total 5% Shareholders as A Group      7,127,162                    50.63%

Note (1) The above shares and percentages, including the total issued and outstanding shares, do not include shares that are subject to a note between the company and Eagle Consulting Group, Inc.("Eagle"). Eagle has a blanket lien on all assets of the company, including, but not limited to, all authorized but unissued shares of the company's common stock. The company's Board of Directors has approved the issuance of shares to Eagle in exchange for the note. This transaction is expected to take place during the second quarter of 2003. See "Subsequent Events" in Financial Statements.

Note (2) The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

Note (3) All shares are held beneficially and of record and each record shareholder has sole voting and investment power.

SECURITIES  OWNERSHIP  OF  MANAGEMENT

The following table sets forth as of March 31, 2003, certain information, based on information obtained from the persons named below, with respect to the securities ownership of the Common Stock by Management.

Name of Beneficial Owner        Shares Beneficially Owned            Percent

Robert  P.  Atwell                            100                         0.0%
1000  Ortega  Way  Suite  C
Placentia,  CA  92807

Albert  Golusin                                 0                         0.0%
668  North  44th  Street  Suite  248
Phoenix,  AZ  85008

Jane  Olmstead                             79,000                         0.0%
7474  East  Arkansas  #1204
Denver,  CO  80231

Rounsevelle  Schaum                       800,000                         5.7%
294  Valley  Road
Middletown,  RI  02842

Officers  &
Directors  as  a  Group                   879,100                         5.7%

Note (1) The above shares and percentages, including the total issued and outstanding shares, do not include shares that are subject to a note between the company and Eagle Consulting Group, Inc. ("Eagle") Eagle has a blanket lien on all assets of the company, including, but not limited to, all authorized but unissued shares of the company's common stock. The company's Board of Directors has approved the issuance of shares to Eagle in exchange for the note. This transaction is expected to take place during the second quarter of 2003. See "Subsequent Events" in Financial Statements. Eagle is owned by Tamara Atwell, the wife of Robert P. Atwell. Mr. Atwell does not own any shares of Eagle.

Note (2) The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

Note (6) No officer, director or security holder listed above owns any warrants, options or rights.

Note (7) All shares are held beneficially and of record and each record shareholder has sole voting and investment power.
Note (8) The address at which each Executive Officer and Director can be reached is the Company's headquarters, located at 1000 Ortega Way Suite C, Placentia, CA 92807.

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

During the year ended December 31, 2002, the Company's founding shareholder, BulletProof Business Plans, provided a total of $43,356 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and non-interest bearing.

During the 12 months ended December 31, 2002, the Company's former CEO, Frank Maresca, paid Company liabilities totaling $10,410. As of December 31, 2002, this amount requires settlement in cash, but does not bear interest.

In the fourth quarter ended December 31, 2001, the Company entered into an agreement with its largest shareholder, BulletProof Business Plans and a company owned by its CEO, Frank Maresca, Frank Maresca & Associates, to provide consulting services for a biopharmaceutical company engaged in the development of generic paclitaxel. The balance of $9,500 in services due under the agreement is reflected as due to stockholders. As of December 31, 2002, this amount requires settlement in cash, but does not bear interest.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

LIST OF EXHIBITS ATTACHED OR INCORPORATED BY REFERENCE PURSUANT TO ITEM 601 OF REGULATION S-B.

Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

INDEX  TO  EXHIBITS

Exhibit  Number  Description

3.   Articles  of  Incorporation  and  Bylaws

3.1 Articles of Incorporation of Dstage.com, Inc. (Incorporated by reference from exhibit 2.1 to Form 10-KSB filed on April 17, 2001)

3.2 By-Laws of Dstage.com, Inc. ((Incorporated by reference from exhibit 2.2 to Form 10-KSB filed on April 17, 2001)

4.   Instruments  Defining  the  Rights  of  Security  Holders

4.1  See Exhibit 3.1 "Articles of Incorporation" (Incorporated by reference from exhibit  2.1  to  Form  10-KSB  filed  on  April  17,  2001)

5.   Voting  Trust  Agreement

5.1  None

6.   Material  Contracts

10.  8K  Filings  Incorporated  Herein  by  Reference.

10.1 Resignation of Sue Perrault as President; Appointment of Rounsevelle W. Schaum as President and Director incorporated by reference to Exhibit 10.1 on Form 8-K filed October 30, 2002.

10.2 Changes in Registrant's Certifying Accountant; Other Events incorporated by reference to Exhibit 10.2 on Form 8-K filed October 1, 2002.

10.3 Changes in Control of Registrant incorporated by reference to Exhibit 10.3 on Form 8-K filed July 22, 2002.

10.4 Changes in Control of Registrant; Acquisition or Disposition of Assets; Other Events incorporated by reference to Exhibit 10.4 on Form 8-K filed May 29, 2002.

10.5 Changes in Control of Registrant; Acquisition or Disposition of Assets; Resignation of D. Kirk LaPoure as Chief Financial Officer and Director incorporated by reference to Exhibit 10.5 on Form 8-K filed January 17, 2002.

ITEM  14.  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

F-1    FINANCIAL  STATEMENTS



INDEX  TO  FINANCIAL  STATEMENTS

Independent  Auditors  Report

Balance  Sheets  as  of  December  31,  2002  and  2001

Statements of Operations for the years ended December 31, 2002 and 2001 Cumulative During Development Stage

Statements of Stockholders' Equity for the period October 12, 1999 (Inception) to December 31, 2002

Statements of Cash Flows for the years ended December 31, 2002 and 2001 Cumulative During Development Stage

Notes  to  Financial  Statements

                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors
DStage.com,  Inc.
Placentia,  CA


We have audited the accompanying balance sheet of DStage.com, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the year ended December 31, 2002 included in the cumulative period from October 12, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DStage.com, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the year ended December 31, 2002 included in the cumulative period from October 12, 1999 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             Ehrhardt Keefe Steiner & Hottman PC

April  11,  2003
Denver,  Colorado

                                    INDEPENDENT  AUDITORS'  REPORT


To  the  Board  of  Directors
Dstage.com,  Inc.  (A  Development  Stage  Company)
Placentia,  California

We have audited the accompanying balance sheet of Dstage.com, Inc. (A Development Stage Company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the cumulative period October 12, 1999 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dstage.com, Inc. (A Development Stage Company) as of December 31, 2001 and the results of its operations and cash flows for the year then ended and for the cumulative period October 12, 1999 (Inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                    Gordon, Hughes & Banks, LLP

March  1,  2002
Greenwood  Village,  Colorado

                                DSTAGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                           DECEMBER 31,            DECEMBER 31,
                                              2002                     2001
--------------------------------------------------------------------------------
ASSETS
Current  assets:
Cash                                     $           0            $    10,624
Prepaid services (Note 4)                            0                 67,616
Prepaid and deposits                    .            0                 18,011
                                         -------------------------------------
Total current assets                                 0                 96,251
                                         -------------------------------------
Computer equipment and software,
 net of depreciation                                 0                  3,716
Office furniture and equipment,
net of depreciation        .                         0                  3,460
Prepaid services (Note 4)                             0                238,901
Investments in other companies,
less impairment of $720,600 and
$709,908 for 2002 and 2001                           0                    200
Licensed Technology              .                   0                 38,000
                                         -------------------------------------
Total assets                             $           0            $   380,528
                                         =====================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and
accrued liabilities                     $      360,948            $    78,281
Due  to  stockholders  (Note 8)                258,265                 15,363
Notes  payable                       .           4,477                  9,676
                                         -------------------------------------
Total current liabilities                      623,690                103,320
                                         =====================================
Commitments  and  Contingencies
Stockholders'  equity:
Common  stock,  $.001  par  value,
50,000,000  shares  authorized;
issued  and  outstanding  16,271,601
at  December  31,  2002
and 12,064,101 at December 31, 2001            16,272                  12,064
Additional paid-in capital                  5,260,228               4,211,961
Treasury  stock,  2,4000,000  shares
at  December 31,  2002,
and none at December 31, 2001                  (2,400)                      0
(Deficit) accumulated during
development stage                          (5,897,790)             (2,896,808)

Deferred Compensation (Note 10)                     -              (1,050,009)
                                         -------------------------------------
Total  stockholders' equity                  (623,690)                277,208
                                         -------------------------------------
Total liabilities and
stockholders' equity                    $           0             $   380,528
                                        ======================================

                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                           CUMULATIVE
                                              DURING
                                            DEVELOPMENT            DECEMBER 31,
                                               STAGE           2002            2001
--------------------------------------------------------------------------------------
Revenue:
Professional services                    $    58,568     $     4,960     $     53,500

Operating  expenses:
Cost of services                              95,700          42,200           13,500
Sales  and  marketing                         53,959          14,398           35,407
Research and development       .             252,550             929          132,997
General and administrative       .         2,419,266       1,741,728          528,633
Impairment  of  assets                     2,402,338       1,186,500        1,215,838
Impairment  of  investments  in  other
companies       .                            710,868             960                -
                                         ---------------------------------------------
Total operating expenses          .        5,934,681       2,986,715        1,926,375
                                         ---------------------------------------------
Income (loss) from operations             (5,876,113)     (2,981,755)     (1,872,875)
                                         ---------------------------------------------
Other  income  (expense),  net               (21,677)        (19,227)         (2,808)
                                         ---------------------------------------------
Net  income  (loss)             .         (5,897,790)     (3,000,982)     (1,875,683)
                                         =============================================
Net  income  (loss)  per  share:
Basic  and  diluted           .           $    (0.65)   $      (0.24)   $      (0.22)
                                         =============================================
Weighted average shares used in computing
net income (loss) per share
Basic and diluted                          9,062,269      12,645,461       8,592,521
                                         =============================================


                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                Accumulated
                                                                                                                (Deficit)
                                                                    Common Stock                  Additional     During the
                                                             Issued                In Treasury      Paid-in     Development
                                                       Shares      Amount       Shares    Amount    Capital        Stage
----------------------------------------------------------------------------------------------------------------------------
Balance, October 12, 1999 (Inception) . . . . . . .           -  $         -           -  $     -  $        -  $          -
Issuance of shares for cash at $.02 per share . . .   1,000,000        1,000           -        -      19,000             -
Issuance of shares for services at $.02 per share .   2,600,000        2,600           -        -      49,400             -
Issuance of shares for expense reimbursement. . . .     834,569          835           -        -      15,856             -
 at $.02 per share
Net (loss). . . . . . . . . . . . . . . . . . . . .           -            -           -        -           -       (66,796)
                                                     ----------  -----------  ----------  -------  ----------  -------------
Balance, December 31, 1999. . . . . . . . . . . . .   4,434,569        4,435           -        -      84,256       (66,796)

Issuance of shares for conversion . . . . . . . . .   1,000,000        1,000           -        -      19,000             -
of notes payable at $.02 per share
Issuance of shares for services at $.02 per share .     750,000          750           -        -      14,250             -
Issuance of shares for cash at $1.00 per share. . .      10,835           11           -        -      10,824             -
Issuance of shares for conversion of notes. . . . .      15,000           15           -        -      14,985             -
payable at $1.00 per share
Issuance of shares for expense reimbursement. . . .       4,630            4           -        -       4,626             -
at $1.00 per share
Issuance of shares for services at. . . . . . . . .     107,000          107           -        -     106,893             -
1.00 per share
Investment in other companies by Issuance . . . . .     710,000          710           -        -     709,290             -
of shares at $1.00 per share
Issuance of shares for prepaid. . . . . . . . . . .     195,000          195           -        -     194,805             -
services at $1.00 per share
Issuance of shares for deferred compensation. . . .      89,000           89            -       -      88,911             -
to officers, directors and controlling
parties at $1.00 per share
Deferred compensation expensed.
Net (loss). . . . . . . . . . . . . . . . . . . . .           -            -           -        -           -      (954,329)
                                                     ----------  -----------  ----------  -------  ----------  -------------
Balance, December 31, 2000. . . . . . . . . . . . .   7,316,034  $     7,316           -  $     -  $1,247,840   ($1,021,125)

Issuance of shares for expense reimbursement. . . .       1,248            1           -        -       5,616             -
Issuance of shares for prepaid services . . . . . .     337,208          337           -        -     400,407             -
Property & equipment lease by issuance. . . . . . .   1,000,000        1,000           -        -   1,149,000             -
 of shares
Licensed technology by issuance of shares . . . . .   2,270,000        2,270           -        -      35,730             -
Issuance of shares for deferred
compensation to officers,
   directors and related parties. . . . . . . . . .   1,122,944        1,123           -        -   1,297,229             -
Issuance of shares for developed. . . . . . . . . .      16,667           17           -        -      19,150             -
technology expensed
Forgiveness of debt by shareholder. . . . . . . . .                                                    31,489             -
Related party services paid for by shareholder. . .                                                    25,500
Deferred compensation expensed.
Net (loss). . . . . . . . . . . . . . . . . . . . .           -            -           -        -           -    (1,875,683)
                                                     ----------  -----------  ----------  -------  ----------  -------------
Balance, December 31, 2001. . . . . . . . . . . . .  12,064,101       12,064           -        -   4,211,961    (2,896,808)

Issuance of shares for deferred
compensation to officers,
 directors and related parties:
Issuance of shares for services at $.05 per share .     600,000          600           -        -      29,400
Issuance of shares for services at $.11 per share .     500,000          500           -        -      54,500
Issuance of shares for services at $.25 per share .      25,000           25           -        -       6,225
Issuance of shares for services at $.55 per share .      50,000           50           -        -      27,450
Issuance of shares for services at. . . . . . . . .      32,500           33           -        -      32,792
 $1.01 per share
Licensed technology by issuance of shares . . . . .   3,000,000        3,000           -        -     897,000
Deferred compensation expensed.
Purchase Of Treasury Stock In Exchange. . . . . . .                           (1,500,000)  (1,500)          -
For Licensed Technology
Purchase Of Treasury Stock In Exchange. . . . . . .                             (900,000)    (900)        900
For Capital Lease
Net (loss). . . . . . . . . . . . . . . . . . . . .                                                              (3,000,982)
                                                     ----------  -----------  ----------  -------  ----------  -------------
                                                     16,271,601       16,272  (2,400,000)  (2,400)  5,260,228    (5,897,790)
Balance, December 31, 2002. . . . . . . . . . . . .  =======================================================================

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (continued)

                                                        Deferred
                                                      Compensation      Total
--------------------------------------------------------------------------------
Balance, October 12, 1999 (Inception) . . . . . . .  $           -   $         -
Issuance of shares for cash at $.02 per share . . .                       20,000
Issuance of shares for services at $.02 per share .                       52,000
Issuance of shares for expense reimbursement. . . .                       16,691
 at $.02 per share
Net (loss). . . . . . . . . . . . . . . . . . . . .                      (66,796)
                                                     ----------------------------
Balance, December 31, 1999. . . . . . . . . . . . .              -        21,895

Issuance of shares for conversion . . . . . . . . .              -        20,000
of notes payable at $.02 per share
Issuance of shares for services at $.02 per share .              -        15,000
Issuance of shares for cash at $1.00 per share. . .              -        10,835
Issuance of shares for conversion of notes. . . . .              -        15,000
payable at $1.00 per share
Issuance of shares for expense reimbursement. . . .              -         4,630
at $1.00 per share
Issuance of shares for services at. . . . . . . . .              -       107,000
1.00 per share
Investment in other companies by Issuance . . . . .              -       710,000
of shares at $1.00 per share
Issuance of shares for prepaid. . . . . . . . . . .              -       195,000
services at $1.00 per share
Issuance of shares for deferred compensation
to officers, directors and controlling
parties at $1.00 per share                                 (89,000)
Deferred compensation expensed                              21,920        21,920
Net (loss). . . . . . . . . . . . . . . . . . . . .                    (954,329)
                                                     ---------------------------
Balance, December 31, 2000. . . . . . . . . . . . .       ($67,080)  $   166,951

Issuance of shares for expense reimbursement. . . .              -         5,617
Issuance of shares for prepaid services . . . . . .              -       400,744
Property & equipment lease by issuance. . . . . . .              -     1,150,000
 of shares
Licensed technology by issuance of shares . . . . .              -     38,000.00
Issuance of shares for deferred
compensation to officers,
   directors and related parties. . . . . . . . . .     (1,298,352)            -
Issuance of shares for developed. . . . . . . . . .              -        19,167
technology expensed
Forgiveness of debt by shareholder                                        31,489
Related party services paid for by shareholder                            25,500
Deferred compensation expensed                             315,423       315,423
Net (loss). . . . . . . . . . . . . . . . . . . . .                  (1,875,683)
                                                     ----------------------------
Balance, December 31, 2001. . . . . . . . . . . . .     (1,050,009)       277,208

Issuance of shares for deferred
compensation to officers,
 directors and related parties:
Issuance of shares for services at $.05 per share .        (30,000)           -
Issuance of shares for services at $.11 per share .        (55,000)           -
Issuance of shares for services at $.25 per share .         (6,250)           -
Issuance of shares for services at $.55 per share .        (27,500)           -
Issuance of shares for services at. . . . . . . . .        (32,825)           -
 $1.01 per share
Licensed technology by issuance of shares
Deferred compensation expensed                                          900,000
Purchase Of Treasury Stock In Exchange                   1,201,584    1,201,584
For Licensed Technology
Purchase Of Treasury Stock In Exchange                                  (1,500)
For Capital Lease

Net (loss)                                                          (3,000,982)
                                                     --------------------------
Balance, December 31, 2002                                       0    (623,690)
                                                     ==========================

                 See accompanying notes to financial statements

                                DSTAGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                     CUMULATIVE
                                                        DURING
                                                      DEVELOPMENT                 DECEMBER 31,
                                                         STAGE                2002              2001
---------------------------------------------------------------------------------------------------------
Cash  flows  from  operating  activities:
Net (loss)                                          $  (5,897,790)      $  (3,000,982)     $  (1,875,683)
Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:
Depreciation                                                3,997               1,322              1,652
Issuance of common stock for services                     174,000                   -                  0
Issuance of common stock for expense reimbursement         22,051                   -              5,617
Issuance of common stock for technology                    19,167                   -             19,167
Impairment of investments in other companies              710,868                 960                  0
Impairment of assets                                    2,402,338           1,186,500          1,215,838
Revenue paid in common stock                               (1,068)               (960)                 0
Prepaid services expensed                                 530,104             306,716            193,388
Amortization of deferred compensation                   1,538,927           1,201,584            315,423
Expenses paid through notes payable proceeds               66,489                   -             26,810
Loss on disposal of property and equipment                  5,854               5,854
Change in assets and liabilities:                                                                      0
Increase in other current assets                            1,726              18,011            (16,877)
Increase in accounts payable and accrued liabilities      369,214             275,570             90,637

Net cash (used) by operating activities                   (54,123)             (5,425)           (24,028)
Cash  flows  from  investing  activities:
Acquisition of fixed assets                                (6,689)                  -             (2,151)
Net cash (used) by investing activities
                                                     ----------------------------------------------------
                                                           (6,689)                  -             (2,151)
                                                     ----------------------------------------------------
Cash  flows  from  financing  activities:
Contributed capital                                        25,500                   -             25,500
Proceeds from issuance of common stock                     30,835                   -                  -
Increase in notes payable                                   4,477              (5,199)             9,676
Net cash provided by financing activities                  60,812              (5,199)            35,176
                                                     ----------------------------------------------------
Net increase in cash                                           (0)            (10,624)             8,997
Cash, beginning of period                                       -              10,624              1,627
Cash, end of period                                  $         (0)     $           (0)      $     10,624
                                                     ====================================================
Non-cash  transactions
Purchase of property and equipment by
 issuance of common stock                            $  1,153,162      $            -       $  1,150,000
                                                     ====================================================
Purchase of licensed technology by
 issuance of common stock                            $    938,000      $      900,000       $     38,000
                                                     ====================================================
Purchase of Treasury stock in exchange
 for property and technology                         $      2,400      $        2,400       $          -
                                                     ====================================================
Purchase of licensed technology by
 incurring debt to seller                            $    250,000      $      250,000       $          -
                                                     ====================================================
Payment of prepaid and other assets by
 issuance of common stock                            $      1,726      $            -       $          -
                                                     ====================================================
Prepayment of services for common stock              $  2,045,670      $      151,575       $  1,699,095
                                                     ====================================================
Investments in other companies                       $    710,760      $          760       $          -
                                                     ====================================================
Conversion of debt to common stock                   $     35,000      $            -       $          -
                                                     ====================================================
Forgiveness of debt by stockholder                   $     31,489      $            -       $      31,489
                                                     ====================================================

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

For the period October 12, 1999 (Inception) to December 31, 2002, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates.

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

Major  Customers  and  Concentration  of  Credit  Risk

Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off- Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" ("SFAS 105"), requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. During 2002, the Company transacted its business with one financial institution. The amount on deposit in that financial institution did not exceed the $100,000 federally insured limit during 2002. At December 31, 2002, the Company did not have a banking relationship with any financial institution.

Statement of Financial Accounting Standards No. 30, "Disclosure of Information about Major Customers" ("SFAS 30"), requires disclosure of customers that compose 10% or more of an enterprise's revenue. Sales to one customer, SunnComm, Inc., accounted for 100% of revenue in 2001. The Company did not have any material revenue in 2002, with sales of only $4,960 for the 12 months ended December 31, 2002.

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

Property  and  Equipment

Property and equipment, which consisted of office computers, furniture, and purchased software, is stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on the straight-line basis over estimated useful lives of the respective assets (three to seven years). The Company recognizes gains or losses on the sale or disposal of equipment in the period of disposal. Long-lived assets held and utilized by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of such assets may not be recoverable. Depreciation expense for the periods ended December 31, 2002 and 2001 was $1,763 and $1,652, respectively.


In December of 2002, the Company's property and equipment, held at a storage facility, was sold for non-payment of rent. Rent and fees due at the time of sale were approximately $701. Net book value of the assets disposed of for settlement was approximately $5,413, resulting in a loss on sale of $4,712.

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

Revenue  Recognition

Revenue consists of professional services. Revenues for services are recognized when the services are rendered. The amounts of such revenues are recorded based on the value of compensation received for the services. In the Company's current operations, compensation to the Company has consisted of stock in start up companies to whom the services were rendered. The value of the stock received for services was $0 in 2001 and $760 in 2002.

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

As of December 31, 2001 and 2002, the Company had no outstanding stock options, warrants or contingently issuable shares of common stock. The Company's weighted average shares outstanding were 8,592,521 and 12,645,461 as of December 31, 2001 and December 31, 2002 respectively. Weighted average shares outstanding since inception were 9,062,269.

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

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of Statement 123 to require more prominent disclosures in annual and interim financial statements with regard to the method of accounting for stock-based employee compensation and the impact of the method used on reported results. The Company may elect to adopt the recognition provisions of SFAS 148 for stock-based compensation recorded for fiscal years beginning after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

Capital  Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company issued no shares in 2002 or 2001 due to conversion, exercises or contingent issuances. In 2000, the Company issued 1,015,000 shares due to the conversion of notes payable (See Note 8).

Comprehensive  Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires the presentation and disclosure of all changes in equity from non-owner sources as "Comprehensive Income". The Company had no items of comprehensive income in the period from the date of inception through December 31, 2002.

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

Business  Combinations

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The adoption of SFAS 141 did not have an impact on the Company's financial condition or results of operations for the years ended December 31, 2001 and December 31, 2002.

Goodwill  and  Other  Intangible  Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes accounting and reporting standards for recording valuing and impairing goodwill and other intangible assets. The adoption of SFAS 142 did not have an impact on the Company's financial condition or results of operations for the year ended December 31, 2002. However, as the Company's business model is heavily dependent on acquiring intangible assets, this pronouncement is expected to have a material impact on the Company's financial condition and results of operations in future periods, should the Company survive as an ongoing concern.


Recently  Issued  Accounting  Standards

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, that company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

Advertising

The Company expenses advertising costs as incurred.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform the presentation used for the year ended December 31, 2002.

(3)  GOING  CONCERN  UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. Dstage has relied on BulletProof Business Plans, its founding stockholder, to provide cash infusions when necessary through September of 2002. However, As a result of an investment banking contract entered into between the Company and the Camelot Group, the Company will no longer receive continuing cash investment from BulletProof Business Plans. This loss of financial support, along with the failure of the Camelot Group to provide funding as called for in the investment banking agreement, has had a detrimental effect on the Company. There can be no assurance that the Company will recover from these events.


From inception to December 31, 2002, the Company has had minimal revenues of $58,568 and has expensed operating costs in the amount of $5,934,681. The Company has nominal cash resources and has been largely dependent on the direct financial support from its founding stockholder and revenue to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors.

In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has reached an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), which it expects to finalize during the second quarter of 2003, to provide equity financing. While Eagle has advanced the Company a limited amount of funds in 2003, it appears unlikely that such funding will be enough to meet all of the Company's cash requirements in 2003 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)  -  PREPAID  SERVICES

During 2001, the Company entered into various contracts with "Concept Affiliates" in which vendors agreed to provide future professional services in exchange for common stock of the Company. Services contracted in 2001 included multimedia design, securities filings preparation, promotion, interactive database technology, training course design and development, project screening, tax incentive consulting, strategic planning and direct marketing.

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

The total value of prepaid services recorded under these arrangements was $185,000 in 2000. Of this amount, $65,000 was expensed in 2001 for services rendered to the Company and $100,000 was expensed in 2001.

During 2001, the Company entered into ten contracts in which companies agreed to provide future professional services in exchange for common stock of the Company. The total value of prepaid services recorded under these arrangements in 2001 was $306,517. The total balance of prepaid services as of December 31, 2001, $306,517, was expensed in 2002.

The shares issued by the Company in connection with these transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of at least one year from the date of issuance.

(5)  -  INVESTMENT  IN  OTHER  COMPANIES

In September of 2002, the Company exchanged 152 hours of professional services priced at $500 per hour for 7,600 shares of U.S. Telemetry's ("U.S.T.")
outstanding common shares valued at $10 per share, the same price used on U.S.T.'s most recent round of financing. As U.S. Telemetry was in the development stage, the Company recorded the investment in U.S. Telemetry at a nominal value of $760.

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

In 2000, the Company acquired 1% of Ameribank Card Services, Inc. in exchange for 10,000 common shares of the Company. The Company recorded the investment in Ameribank Card Services at $10,000 less an impairment of $9,900, resulting in a net asset value of $100. This amount was written off in the fourth quarter of 2002, due to uncertainties regarding the Company's ability to continue as an ongoing concern in the wake of failure to receive working capital in accordance with the Camelot Group investment banking agreement. US Telemetry 706 and 200 from Ameribank.

During the fourth quarter of 2002, the Company wrote off the remaining nominal amounts for investments in GOTOMD ($100), Ameribank Card Services ($100) and U.S.T. ($760).

(6)  -  LICENSED  TECHNOLOGY

In May of 2002, the Company reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement the Company issued 3,000,000 shares of its common stock along with a commitment to pay $250,000 in cash within 6 months, pending transfer or sale of the technology. When transfer or sale of the technology did not occur, the Company became obligated to pay VedaLabs in cash or stock. The number of shares is to be determined based on the closing price of the Company's shares and the Company is obligated to register such with the SEC. The Company's negotiated price for this transaction was $2.00 per share; however, the licensed technology was recorded at $0.30 per share, the bid price for shares issued on the date of the transaction. In accordance with SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144, the Company engaged an independent valuation firm to assist in valuing the VedaLabs technology. The Company intended to rely on this valuation as an objective means of comparing book value to fair value and, if necessary, recording an impairment expense equal to the difference between book value and fair value. As stated in the Company's quarterly report for the period ending
June 30, 2002, the impact or amount of any such impairment, if any was to be required, was unknown at that time.

When the VedaLabs Technology was recorded on the Company's books and records, the Company anticipated that funds from the Camelot Group investment banking contract would enable the Company to execute on critical elements of its plan for sale, including obtaining a third party valuation of the technology, engaging certain parties outside of its network of affiliates for cash compensation and developing a new model to support marketing some of the technology as a children's media player.

The investment banking contract called for $150,000 to be provided within 3 to 6 weeks of the agreement's execution date. However, the first funds from this agreement were transferred on September 5, 2002. The transfer on September 5, 2002 totaled only $5,000. As a result, the Company had to rely on loans from shareholders to cover $10,000 of the $35,000 fee due to the third party valuation firm. The Company did not receive another cash transfer from the investment banking agreement until September 18, 2002. This transfer totaled only $2,500. As a result of receiving only $7,500 of the $150,000 called for in the agreement, more than 12 weeks after the latest date committed to, management determined in the quarter ended September 30, 2002 that the failure to receive the funds represented an impairment event.

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

In addition to potentially eliminating the Company's ability to execute on its plan of sale for the VedaLabs technology, failure to receive the funding called for by the investment banking agreement has impacted the Company's ability to execute on its plans to sell other technology acquired or licensed by the Company. Similarly, although FAS144, FAS 142 and related accounting pronouncements do not require a third party valuation expert to be engaged to assist in determining fair values, management felt that in addition to helping marketing efforts for the technology, such a valuation would provide an objective means with which to conduct an ongoing analysis of impairments in current and future accounting periods. The inability to pay for such an analysis, in the absence of the funds called for in the investment banking agreement, leaves management without an economically feasible means to compare the carrying value of its technology to fair value. In light of these facts and circumstances, the Company elected to fully impair all licensed and purchased technology as of September 30, 2002.

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

(7)  -  PROPERTY  &  EQUIPMENT  LEASE

In June 2001, the Company entered into a 49-year lease agreement with Bentley House Furniture Company, Inc., a Philippine company, for an idle manufacturing facility built in 1998 and located in Davao City, Philippines. The Company granted a one-time payment of 1,000,000 common shares in lieu of $6,000,000 in cash for the full lease payment on the property. As part of agreement, the Company was given the option to purchase the facility during the lease term for $100,000 should Philippine law permit a transfer of title to a U.S. Corporation. The lessor agreed to bear all legal, tax and similar costs related to the transaction. The lease agreement was negotiated at a value of $6.00 per share; however, for accounting purposes the Company recorded the transaction at $1.15 per share. The Company has fully impaired the value of the asset by $1,150,000 for 2001, because expected sublease opportunities did not materialize. The Company believes that there are substantial risks involved with this investment in the property and equipment lease.

In April of 2002, the Company was informed that Bentley House Furniture Company had pledged shares of the Company to Weylock Trading Company, Inc., a Philippine Company, in exchange for a loan. The Company was also informed at that time of Weylock's interest in selling the shares back to the Company back in exchange for the Company's interest in the property lease. In May of 2002, the Company reached an agreement with Weylock Trading Company, Inc. providing for a transfer of its interest in the property lease in exchange for $500,000, along with 900,000 shares of our common repurchased as consideration. The Company is not recording any gain or revenue from the $500,000 because its realization is not assured. As of December 31, 2002, the Company had received no payments in accordance with the Weylock agreement. In the absence of adequate funding to pursue collection or settlement, it is unlikely that the Company will realize any of the payments called for under this agreement.

(8)  -  DUE  TO  STOCKHOLDERS

Since inception, the Company has entered into a series of promissory note agreements with BulletProof Business Plans ("BulletProof"), to borrow cash directly or to have BulletProof pay expenses on the Company's behalf. Each of these promissory notes included conversion provisions, was due on demand and earned interest at the prime rate. The total principal borrowed under these notes from inception through December 31, 2001 was $70,000; $20,000 in 1999, $19,680 in 2000 and $30,320 in 2001. Of these principal amounts, $5,000 was converted into common shares of the Company in 1999, $35,000 was converted into common shares of the Company in 2000 and $31,489 was forgiven by the BulletProof in 2001.

In 1999, the Company entered into a promissory note agreement under which BulletProof loaned the Company $20,000. Interest was at prime rate and principal and interest was due on demand. The promissory note included conversion provisions and in April 2000, BulletProof converted the $20,000 note payable into one million shares of the Company's common stock at $0.02 per share as payment of the note balance.

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

In September 2001, BulletProof forgave the Company of all amounts due under its promissory note payable agreements. The forgiveness of convertible promissory notes extinguishes the Company's obligation, which included principal and interest of $31,489. BulletProof waived and sacrificed its right to convert the notes to common stock of the Company. The benefit of the extinguishment was not reflected in the Company's statement of operations, but was recorded as an increase in paid-in-capital, since BulletProof was a related party. See Note 12, "Related Party Transactions."

In 2001, the Company's founding shareholder, BulletProof Business Plans, provided a total of $39,333 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and non-interest bearing. As of December 31, 2001, the Company had repaid a total of $33,470 to BulletProof under these obligations, leaving a balance of $5,863, which was paid in January of 2002. For the 12 months ended December 31, 2002, the Company secured a total of $43,356 in new borrowings under this arrangement. Of these new borrowings, the Company has repaid a total $5,000 as of December 30, 2002.

In the fourth quarter ended December 31, 2001, the Company entered into an agreement with its largest shareholder, BulletProof Business Plans and a company owned by its CEO, Frank Maresca, Frank Maresca & Associates, to provide consulting services for a biopharmaceutical company engaged in the development of generic paclitaxel. The balance of $9,500 in services due under the agreement is reflected as due to stockholders. As of December 31, 2002, this amount requires settlement in cash, but does not bear interest.

In July of 2002, the Company entered into an investment banking agreement with The Camelot Group. Under the agreement, Camelot was to receive a payment of $200,000 in the form of 400,000 shares of Dstage common stock from Dstage shareholders. The Company issued a note payable for $200,000 due to a shareholder as a result of this agreement. The note payable provides for annual interest at 8%, is due on demand and is secured by substantially all assets of the Company.

(9)  -  STOCKHOLDERS'  EQUITY

In 2002, the Company issued a total of 4,207,500 shares of its common stock to various parties for a variety of resources, services and technology. Equity or capital transactions transacted for non-cash consideration are complex and require substantial estimates by management. See Note 2 "Use of Estimates." The Company received no cash for any of the shares it issued in 2002.

In May of 2002, the Company reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement the Company issued 3,000,000 shares of its common stock along with a commitment to pay $250,000 in cash within 6 months, pending transfer or sale of the technology.

In May of 2002, the Company entered into an agreement with Weylock Trading Company, Inc. providing for the transfer of our interest in the Philippines property lease in exchange for $500,000, along with 900,000 shares of our common repurchased as consideration. These shares were recorded as treasury stock using the par value method.

In May of 2002, the Company amended its technology license agreement with SunnComm, providing for the return of certain rights to SunnComm in exchange for 1,500,000 shares of our common stock repurchased as consideration. These shares were recorded as treasury stock using the par value method.

In the quarter ended March 31, 2002, the Company issued a total of 82,500 shares of its common stock. Jane Olmstead was appointed as interim CFO until a new CFO has been retained. In exchange for her services as CFO, the Company issued 50,000 shares of common stock to Jane Olmstead on January 15, 2002. These shares were valued at $.55 per share the bid price of the stock, and have been recorded as deferred compensation expense to be recognized over the term of the agreement. As of December 31, 2002, $27,500 of expense had been recognized under the agreement. A new Concept Affiliate, an individual providing marketing services to the Company, was issued 32,500 shares of our common stock in lieu of cash for services to be rendered to the Company. These shares were valued at $1.01 per share the bid price of the stock, and have been recorded as deferred compensation expense to be recognized over the term of the agreement. As of December 31, 2002, $32,825 of expense had been recognized under the agreement. Equity or capital transactions transacted for non-cash consideration are complex and require substantial estimates by management. See Note 2 "Use of Estimates." The Company received no cash for any of the shares it issued in 2002.

In July of 2002, Jane Olmstead extended her term as interim CFO. In exchange for her services as CFO, the Company issued 25,000 shares of common stock to Jane Olmstead on July 15, 2002. These shares were valued at $.25 per share the bid price of the stock, and have been recorded as deferred compensation expense to be recognized over the term of the agreement. As of December 31, 2002, $6,250 of expense had been recognized under the agreement.

On November 4, 2002 the Board of Directors approved the issuance of 500,000 to Rounsevelle W. Schaum in exchange for serving as President and Director for a term of 2 years beginning September 23, 2002 On December. These shares were valued at $.11 per share the bid price of the stock, and have been recorded as deferred compensation expense to be recognized over the term of the agreement. As of December 31, 2002, $55,000 of expense had been recognized under the agreement.

On December 13, 2002 The Board of Directors approved the issuance of 250,000 to Shirlee Gordon in exchange for serving as Secretary/Treasurer for a term of 1 year beginning December 13, 2002. Shirlee Gordon is the wife of Rounsevelle Schaum. These shares were valued at $.05 per share the bid price of the stock, and have been recorded as deferred compensation expense to be recognized over the term of the agreement. As of December 31, 2002, $12,500 of expense had been recognized under the agreement.

On December 13, 2002 the Board of Directors approved the issuance of 50,000 to Tiffany Gordon in exchange for serving as controller for a term of 1 year beginning December 13, 2002. Tiffany Gordon is the daughter of Shirlee Gordon. These shares were valued at $.05 per share the bid price of the stock, and have been recorded as deferred compensation expense to be recognized over the term of the agreement. As of December 31, 2002, $2,500 expense had been recognized under the agreement.

On December 13, 2002 the Board of Directors approved the relocation of our corporate offices to 294 Valley Road Middletown RI, 02842. The board also approved the issuance of 300,000 shares to Rounsevelle W. Schaum for prepayment for (1) year of office space and services to be rendered to the company. These shares were valued at $.05 per share the bid price of the stock, and have been recorded as deferred compensation expense to be recognized over the term of the agreement. As of December 31, 2002, $15,000 had been recognized under the agreement.

The shares issued by the Company in connection with the above transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

(10)-  DEFERRED  COMPENSATION

The Company issued a total of 1,207,500 shares of its common stock in 2002 as deferred compensation. The aggregate value of these shares was $151,575, which was all amortized as expense at December 31, 2002. See Note 9.

(11)-  LEASE  COMMITMENTS

The Company had a single 1-year, non-cancelable operating lease for office space expiring on June 30, 2001. The lease provided for monthly payments of $924.
The Company decided not to renew the lease on June 30, 2001. In 2002, the Company held its property and equipment at a storage facility under an operating lease. In December of 2002, the Company's property and equipment, held at the storage facility, was sold for non-payment of rent, resulting in a loss on sale of $5,854.

 (12)  -  RELATED  PARTY  TRANSACTIONS

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

Also in July of 2002, the Company issued a note payable for $200,000 due to a shareholder as a result of this agreement. The note payable provides for annual interest at 8%, is due on demand and is secured by substantially all assets of the Company.

During the year ended December 31, 2002, the Company's founding shareholder, BulletProof Business Plans, provided a total of $43,356 in cash advances and expenses paid on the Company's behalf. The advances were all short-term obligations, due on demand and non-interest bearing.

During the 12 months ended December 31, 2002, the Company's former CEO, Frank Maresca, paid Company liabilities totaling $10,410. As of December 31, 2002, this amount requires settlement in cash, but does not bear interest.

In the fourth quarter ended December 31, 2001, the Company entered into an agreement with its largest shareholder, BulletProof Business Plans and a company owned by its CEO, Frank Maresca, Frank Maresca & Associates, to provide consulting services for a biopharmaceutical company engaged in the development of generic paclitaxel. The balance of $9,500 in services due under the agreement is reflected as due to stockholders. As of December 31, 2002, this amount requires settlement in cash, but does not bear interest.

 (13)  -  INCOME  TAXES

There is no current or deferred tax expense for the period from October 12, 1999 to December 31, 2002 due to net losses from operations by the Company.

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

The components of the Company's net deferred tax asset at December 31, 2002 and 2001 are as follows:


                                                         2002              2001
                                                --------------------------------
  Net operating loss carryforward                     $946,759          $181,196
                                                --------------------------------
  Valuation allowance for deferred tax assets         $946,759          $181,196
                                                --------------------------------
Net deferred tax asset        .                       $      0          $      0
                                                ================================

As of December 31, 2002, the Company had operating loss carryforwards of $2,784,584. The operating loss carryforward is calculated based on book versus tax computations. The operating loss carryforwards expire through 2022 and may be subject to significant limitation due to change in control rules.

(14)  -  SUBSEQUENT  EVENTS

On March 19, 2003, the Corporation accepted the resignation of Frank R. Maresca, Jr. from the Corporation's Board of Directors.

On March 19, 2003, the Corporation accepted the resignation of David Baird from the Corporation's Board of Directors.

On March 19, 2003, the Corporation appointed Robert P. Atwell to the Corporation's Board of Directors.

On March 19, 2003, the Corporation appointed Albert Golusin to the Corporation's Board of Directors.

On March 19, 2003, the Corporation accepted the resignation of Eric Schmitz from the Corporation's Board of Directors.

On March 19, 2003, the Corporation accepted the resignation of Rounsevelle W. Schaum as President and Chief Financial Officer of the Corporation.

On March 19, 2003, the Corporation accepted the resignation of Shirlee Gordon as Secretary and Treasurer of the Corporation.

On March 19, 2003, the Corporation accepted the resignation of Tiffany Gordon as Controller of the Corporation.

On March 19, 2003, the Corporation accepted the resignation of Frank R. Maresca, Jr. as Chief Executive Officer of the Corporation.

On March 19, 2003, the Corporation accepted the resignation of Donald J. Marinari as Chairman of the Corporation.

On March 19, 2003, the Corporation appointed Robert P. Atwell President and Chief Executive Officer of the Corporation.

On March 19, 2003, the Corporation appointed Albert Golusin Secretary and Treasurer of the Corporation.

On March 19, 2003, the Corporation appointed Albert Golusin Chief Financial Officer of the Corporation.

On March 19, 2003, the Corporation's Board of Directors directed the President, Secretary or other officer of the Corporation to issue Eagle Consulting Group, Inc., a Nevada corporation, the Corporation's common stock as full consideration for its Note until such time as the Corporation has the authority to issue Preferred Stock to Eagle in exchange for the common stock issued in accordance herewith. The company plans to issue the stock during the second quarter of 2003. Eagle is owned by Tamara Atwell, the wife of Robert P. Atwell. Mr. Atwell does not own any shares of Eagle.

On March 19, 2003, the Corporation's Board of Directors directed the President, Secretary or other officer of the Corporation to enter into and execute employment agreements between Robert P. Atwell and the Corporation. The agreements are expected to be completed during the second quarter of 2003.

On March 19, 2003, the Corporation's Board of Directors directed the President, Secretary or other officer of the Corporation to enter into and execute employment agreements between Albert Golusin and the Corporation. The agreements are expected to be completed during the second quarter of 2003.

On March 19, 2003, the Corporation's Board of Directors directed the President, Secretary or other officer of the Corporation to enter into and execute the consulting agreement between The Corporate Solution, Inc., a Nevada corporation, and the Corporation. The agreements are expected to be completed during the second quarter of 2003.

On March 19, 2003, the Corporation's Board of Directors directed the President, Secretary or other officer of the Corporation to enter into and execute the consulting agreement between Jane Olmstead and the Corporation. The agreements are expected to be completed during the second quarter of 2003.

On March 28, 2003, the Corporation's Board of Directors directed the President, Secretary or other officer of the Corporation to enter into and execute a Definitive Agreement with Eagle Consulting Group, Inc., a Nevada corporation, whereby Eagle will purchase 20% of the Corporation's $.001 par value common stock for cash and additional consideration. In accordance with the terms and conditions to be included in the Definitive Agreement and as contained in a Letter of Intent between the parties, Eagle has advanced $18,364 to the Corporation during the first and second quarter of 2003. In addition to the advance, Eagle will provide securities administrative and general business consulting services to the Corporation and will assist the Corporation in positioning itself to receive additional financing. Management anticipates that the Definitive Agreement will be executed during the second quarter of 2003. Eagle is owned by Tamara Atwell, the wife of Robert P. Atwell. Mr. Atwell does not own any shares of Eagle.

On March 28, 2003, the Board of Directors approved the relocation of our corporate offices to 1000 Ortega Way, Suite C, Placentia, California 92870.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dstage.com,  Inc.

Dated:  April  14,  2003

By:


/s/Robert  P.  Atwell
   ------------------
President,  Chief  Executive  Officer


/s/Albert  Golusin
   ---------------
Chief  Financial  Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  April  14,  2003                    By:  /s/  Robert P. Atwell
                                                     Robert P. Atwell, Director

Date:  April  14,  2003                    By:  /s/  Albert Golusin
                                                     Albert Golusin, Director

Date:  April  14,  2003                    By:  /s/  Jane Olmstead
                                                     Jane Olmstead, Director

Date:  April  14,  2003                    By:  /s/ Rounsevelle Schaum
                                                    Rounsevelle Schaum, Director

EX-99.1  Certification  Pursuant  to  Section  906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER

In connection with the Annual Report of Dstage.com Inc, a Delaware corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Robert P. Atwell, Chief Executive Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Robert  P.  Atwell
     ------------------
Robert  P.  Atwell  Chief  Executive  Officer
April  14,  2003

EX-99.2  Certification  Pursuant  to  Section  906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER

In connection with the Annual Report of Dstage.com Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Albert Golusin, Chief Financial Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Albert  Golusin
     ---------------
Albert  Golusin  Chief  Financial  Officer
April  14,  2003

EX-99.3  Certification  Pursuant  to  Section  906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER

I,  Robert  P.  Atwell,  certify  that:

1.  I  have  reviewed  this  Annual  Report  on  Form 10-KSB for Dstage.com Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  14,  2003

/s/  Robert  P.  Atwell
     ------------------
Robert  P.  Atwell  Chief  Executive  Officer

EX-99.4  Certification  Pursuant  to  Section  906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER

I,  Albert  Golusin,  certify  that:

1.  I  have  reviewed  this  Annual  Report  on  Form 10-KSB of Dstage.com Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  14,  2003

/s/  Albert  Golusin
     ---------------
Albert  Golusin  Chief  Financial  Officer