Form 10QSB
period 2003-03-31
DSTAGE COM INC
filed 2003-05-20
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR
SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________

COMMISSION FILE NUMBER: 000-30785

DSTAGE.COM, INC.
(EXACT NAME OF SMALL BUSINESS REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware 52-2195605 (Jurisdiction of Incorporation) (I.R.S. Employer Identification No.)

1000 ORTEGA WAY, SUITE C, PLACENTIA, CALIFORNIA 92807 (Address of principal executive offices) (Zip Code)

(909) 471-2898
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2003

Common Stock, par value $0.001	16,271,601 including 2,400,000 shares of treasury stock.

Page 1

DSTAGE.COM, INC.

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

PART I - FINANCIAL INFORMATION

DSTAGE.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

March 31,
2003

Cash	$0

Total current assets	0

Total assets	$0

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$407,425

Due to stockholders (Note 7).	266,265

Total current liabilities	673,690

Stockholders' (deficit) equity:
Common stock, $.001 par value,50,000,000 shares
Authorized, 16,271,601 issued and outstanding	16,272
Additional paid-in capital	5,260,228
Treasury stock, 2,400,000 shares (2,400)
(Deficit) accumulated during development stage	(5,947,790)

Total stockholders' (deficit) equity	(673,690)

Total liabilities and stockholders' (deficit) equity	$0

See accompanying notes to financial statements

DSTAGE.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			CUMULATIVE
	THREE MONTHS ENDED		DURING
	MARCH 31,		DEVELOPMENT
	2003	2002	STAGE

Revenue:
Professional services	$0	$0	$58,568

Operating expenses:
Cost of services	0	0	95,700
Sales and marketing	0	2,376	53,959
Research and development	0	238	252,550
General and administrative	46,000	228,693	2,465,266
Impairment of assets	0	0	2,402,338
Impairment of investments in other
Companies	0	0	710,868

Total operating expenses	46,000	231,307	5,979,681

Income (loss) from operations	(46,000)	(231,307)	(5,921,113)

Interest income (expense), net	(4,000)	(265)	(25,677)

Net income	$(50,000)	$(231,571)	$(5,947,790)

Net (loss) per share:

Basic and diluted	$(0.00)	$(0.02)

Weighted average shares used in
computing net (loss) per share
Basic and diluted	16,271,601	12,127,281

See accompanying notes to financial statements

DSTAGE.COM, INC.
      (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
      (UNAUDITED)

				(Deficit)
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance at December 31, 2001	12,064,101	$12,064	$4,211,961	$(2,896,808)
Shares issued for services	82,500	83	60,242	0

Net (Loss) for the three months ended
March 31, 2002	0	0	0	(231,571)

Balance at March 31, 2002	12,146,601	$12,147	$4,272,203	$(3,128,379)

Balance at December 31, 2002	16,271,601	$16,272	5,260,228	$(5,897,790)

Net (Loss) for the three months ended
March 31, 2003	0	0	0	(50,000)

Balance at March 31, 2003	16,271,601	$16,272	5,260,228	$(5,947,790)

	Treasury Stock		Deferred
	Shares	Amount	Compensation	Total

Balance at December 31, 2001	0	$0	$(1,050,009)	$277,208

Shares issued for services	0	0	84,513	144,838

Net (Loss) for the three months ended
March 31, 2002	0	0	(231,571)	(143,365)

Balance at March 31, 2002	0	$0	$(965,496)	$190,475

Balance at December 31, 2002	(2,400,000)	$(2,400)	$0	$(623,690)

Net (Loss) for the three months ended
March 31, 2003	0	0	0	(50,000)

Balance at March 31, 2003	(2,400,000)	$(2,400)	$0	$(673,690)

See accompanying financial statements.

DSTAGE.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (UNAUDITED)

			CUMULATIVE
	THE THREE MONTHS ENDED		DURING
	MARCH 31,		DEVELOPMENT
	2003	2002	STAGE
Cash flows from operating activities:
Net (loss) .	$(231,570)	$(5,947,790)	$(50,000)
Adjustments to reconcile net (loss)	444	3,997	0
to cash provided (used) by operating activities:
Depreciation
Issuance of common stock for services	0	174,000	0
Issuance of common stock for expense reimbursement	0	22,051	0
Issuance of common stock for technology	0	19,167	0
Impairment of investments in other companies	0	710,868	0

Impairment of assets	0	2,402,338	0
Revenue paid in common stock	0	(1,068)	0
Prepaid services expensed	46,897	530,104	0
Amortization of deferred compensation	144,838	1,538,927	0
Expenses paid through notes payable proceeds	0	66,489	0
Loss on disposal of property and equipment	0	5,854	0
Change in assets and liabilities:
Increase in other current assets	17,231	1,726	0
Increase in accounts payable, accrued liabilities
and due to stockholder	20,359	419,214	50,000

Net cash provided (used) by operating activities	(1,804)	1,366	0

Cash flows from investing activities:
Acquisition of fixed assets	0	(6,689)	0

Net cash (used) by investing activities	0	(5,323)	0
Cash flows from financing activities:
Contributed capital	0	25,500	0
Proceeds from issuance of common stock	0	30,835	0
Increase (decrease) in notes payable	(5,199)	4,477	0

Net cash provided by financing activities	(5,199)	60,812	0

Net increase in cash	(7,003)	0	0
Cash, beginning of period	10,624	0	0

Cash, end of period	$3,621	$0	$0

Interest expense	$0	$4,000	$8,000

Non-cash transactions
Purchase of property and equipment by issuance of common stock	$0	$0	$1,153,162

Purchase of licensed technology by issuance of common stock	$0	$0	$938,000

Purchase of treasury stock in exchange for property and technology	$0	$0	$2,400

Purchase of licensed technology by incurring debt to seller	$0	$0	$250,000

Payment of prepaid and other assets by issuance of common stock	$0	$0	$1,726

Prepayment of services for common stock	$0	$60,325	$2,045,670

Investments in other companies	$0	$0	$710,760

Conversion of debt to common stock	$0	$0	$35,000

Forgiveness of debt by stockholder	$0	$0	$31,489

            See accompanying notes to financial statements

(1) NATURE OF BUSINESS AND ORGANIZATION

Dstage.com, Inc., a Delaware corporation, (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to development stage companies.

For the period October 12, 1999 (Inception) to March 31, 2003, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates.

From inception to March 31, 2003, the Company has had minimal revenues, of  $58,568, and has expensed operating costs in the amount of $5,979,681. The  Company has nominal cash resources and is largely dependent on the direct  financial support from a stockholder and revenue to pay for cash expenditures. In addition, the Company has been dependent on contributed time  from its officers and directors and contributed services from certain key vendors. There can be no assurance that revenues and or financing will be successfully obtained.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting
Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form
10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

Property and Equipment

Property and equipment, which consisted of office computers, furniture, and purchased software, is stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on the straight-line basis over estimated useful lives of the respective assets (three to seven years). The Company recognizes gains or losses on the sale or disposal of equipment in the period of disposal. Long-lived assets held and utilized by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of such assets may not be recoverable. Depreciation expense for the periods ended March 31, 2003 and 2002 was $0 and $444 respectively.

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

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of Statement 123 to require more prominent disclosures in annual and interim financial statements with regard to the method of accounting for stock-based employee compensation and the impact of the method used on reported results. The Company has elected to adopt the recognition provisions of SFAS 148 for stock-based compensation recorded for fiscal years beginning after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes accounting and reporting standards for recording valuing and impairing goodwill and other intangible assets. The adoption of SFAS 142 did not have an impact on the Company's financial condition or results of operations for the three months ended March 31, 2003. However, as the Company's business model is heavily dependent on acquiring intangible assets, this pronouncement is expected to have a material impact on the Company's financial condition and results of operations in future periods.

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

(4) - PREPAID SERVICES

During 2002, the Company issued restricted common shares for service agreements with four consultants and a director. The shares were issued upon the signing of the agreements and although the services to be performed in connection with the service agreements have not been fully rendered, on December 31, 2002, the Company expensed all deferred compensation and prepaid expenses associated with such contracts.

There were no prepaid services outstanding at March 31, 2003.

(5) - INVESTMENT IN OTHER COMPANIES

Since the Company’s inception it has received common shares in various companies as payment for its services rendered. All shares in other companies are held for investment and have been fully impaired.

(6) - LICENSED TECHNOLOGY

The Company believes it owns a Media Player and Peer-to-Peer technology which it acquired during May 2002. Although the Company complied with the terms of the acquisition agreement, the seller returned part of the consideration. The Company is currently determining its course of action pertaining to the transaction. In light of these facts and circumstances, the Company fully impaired the licensed and purchased technology during 2002.

In November 2001, the Company purchased three licenses from a company for a technology that works with interactive databases. The Company intended to apply the technology to streaming stock quoting services in order to provide an interactive data based product to end users. The licensed technology was fully impaired during 2002.

The Company plans to review all of its technology during the second quarter of 2003.

(7) - DUE TO STOCKHOLDERS

Since inception through March 31, 2003, the Company entered into a series of promissory note agreements with BulletProof Business Plans ("BulletProof"), to borrow cash directly or to have BulletProof pay expenses on the Company's behalf. At March 31, 2003 the Company owed BulletProof approximately $48,765.

The Company owes Frank Maresca & Associates $9,500 for consulting services pertaining to due diligence work on a potential acquisition.

In July of 2002, the Company entered into an investment banking agreement with The Camelot Group. Under the agreement, Camelot was to receive a payment of $200,000 in the form of 400,000 shares of Dstage common stock from Dstage shareholders. As a direct result of Camelot defaulting on the investment banking agreement, the Company issued a note payable for $200,000 to Eagle Consulting Group, Inc. The note payable provides for annual interest at 8%, is due on demand and is secured by substantially all assets of the Company. At March 31, 2003, the Company owed $200,000 and accrued interest of $8,000 to Eagle Consulting.

(8) - STOCKHOLDERS' EQUITY

In the quarter ended March 31, 2003, the Company did not issue any shares of its common stock.

During the period January 1, 2002 to March 31, 2002, the Company issued a total of 82,500 restricted common stock for services valued at $144,838. Equity or capital transactions transacted for non-cash consideration are complex and require substantial estimates by management. See Note 2 "Use of Estimates." The Company received no cash for any of the shares it issued in 2002.

The shares issued by the Company in connection with the above transactions are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

(9) - INCOME TAXES

There is no current or deferred tax expense or benefit for the period from October 12, 1999 to March 31, 2003 due to net losses from operations by the Company.

Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts for which the Company is uncertain as to the realization. The components of the Company's net deferred tax asset are as follows:

	At March 31,	At December 31,
	2003	2002
Net operating loss carryforward	$2,834,534	$2,784,584

Valuation allowance for deferred tax assets	$2,834,534	$2,784,584

Net deferred tax asset	$0	$0

As of December 31, 2002, the Company had realized operating loss carryforwards of $2,784,584. The operating loss carryforward is calculated based on book versus tax computations. The operating loss carryforwards expire through 2022 and may be subject to significant limitation due to change in control rules.

As of March 31, 2003, the Company had operating loss carryforwards of $2,834,584 expiring through 2023.

(10) - RELATED PARTY TRANSACTIONS

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

The Company believes that the following critical accounting policies affect its more significant judgements and estimates used in the preparation of financial statements:

Non-Monetary Transactions - The Company's business model depends on its ability to successfully enter into non-monetary transactions, where the Company's common stock is used to acquire a technology or service, or where a technology or service the Company previously acquired is used to acquire the common stock of another entity. As a result, the Company must continually address issues of valuation regarding its common stock, the technology and services acquired, the value of common stock in other companies received and the value of services and technologies sold, if any. If value estimates are too high upon entering into a transaction, earnings in future periods may suffer from large impairment charges. Conversely, if value estimates are too low upon entering into a transaction, operating results in future periods may not reflect a proper matching of income, if any, and expenses.

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

Using our common stock as payment, we have attempted to license a critical mass of intellectual property, knowledge, expertise, software, applications, patents, content and a host of other resources needed by development stage enterprises since our inception. We intend to allow certain startup ventures (Concept Sponsors) screened by our network to request access to appropriate resources we hold in exchange for interests in their nascent ventures. To the best of our knowledge, our model is new, risky and unproven. However, we believe it stands to potentially deliver benefits to entrepreneurs, technology providers, professional service providers, early stage investors, and later stage investors in many countries to the degree that the model effectively reduces barriers to developing new ventures and launching new products. We hope that by pursuing this model, Dstage.com will become a leading source for support, creation, and restructuring of development stage companies.

PLAN OF OPERATIONS

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

2) By creating a critical mass of professional service providers across a  road range of disciplines and industries, and combining this experience with access to a library of licensed technologies, applications, code and other intellectual property, we believe a sufficiently large collection of intellectual capital can be developed. We also believe that once a large enough collection of these resources has been acquired and positioned for direct placement into development stage ventures, inventors and entrepreneurs pursuing unique concepts (Concept Sponsors) and engaging our approach to venture formation will stand to gain two key advantages over their competitors. First, we believe our system will decrease the time they will have to expend raising startup funding, since venture defining resources will be available for immediate use by those conceiving new ventures. According to our model and assumptions, this should increase the amount of effort Concept Sponsors can spend moving their ventures or products to the next stage of development.
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

In recent years, technology and Internet related ventures had commanded an increasingly dominant share of both private equity capital and initial public offerings. In the wake of the collapse of the prices of publicly traded technology companies, and the simultaneous devaluation of private equity backed technology companies, we believe there is a great deal of uncertainty concerning the future prospects of many technology firms, both public and private. Some observers have suggested the rapid increases in technology investments over the past half decade have resulted in an "oversupply" of technology. As a result, we believe technology vendors, as well as professional service organizations servicing technology vendors, face more difficulty in converting their expertise and intellectual property into revenue than they may have faced two years ago. We believe these challenges may potentially benefit our business model by making certain companies more open to exchanging their expertise and technology for our common stock, as a means of diversifying market risk, broadening their potential sales outlets and continuing to participate in the development of untested solutions without having to risk material amounts of cash.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

REVENUE

	During the three months ended, %			Cumulative
	2003	2002	CHANGE	from inception
Net Revenue	$0	$0	nil	$58,568

We did not generate any revenue for the quarter ended March 31, 2003. The business model we are pursuing anticipates most of our services being paid for with stock and certain services being paid for with cash. The ultimate balance we realize between sales settled with cash and sales settled with stock, if any future sales are realized, will have a material impact on our results of operations, operating cash flow, and the degree to which our earnings, revenues and costs fluctuate from period to period. This is due in part to the complexities of transactions settled in equity. This complexity is increased by our focus on early stage companies, whose securities are privately held, thinly traded, or quoted on mediums that make valuation highly subjective.

To address these complexities, our accounting policies may require us to record services issued in exchange for stock in early stage companies at a nominal value, or no value at all, since the stock issued generally has no readily determinable value. As a result, the extent to which we accept stock in exchange for services and technology we render to privately held, early stage clients will directly impact our future results. In the remaining quarters of 2003, we intend to pursue opportunities to deliver services to such clients in exchange for cash, stock and a combination of stock and cash. It is anticipated that these agreements will typically involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. Similarly, it is expected that an hourly rate will be used to track contract progress. Professional services under all types of agreements except those involving contingent consideration are recognized as the services are performed.

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

COST OF SERVICES

	During the three months ended, %			Cumulative
	2003	2002	CHANGE	from inception
Cost of Services	$0	$0	nil	$95,700

Our cost of services are comprised principally of consulting services provided by contract individuals to our customers. We provided no services that generated revenue in the three months ended March 31, 2003, and had no costs of services. To the degree that we generate revenue in future periods, consulting services provided by Concept Affiliates and officers during such periods will be matched to revenue associated with such services and recorded as costs of services. In future periods, we expect the complexity of our model, which relies heavily on exchanges of our equity and exchanges of our clients' equities, to result in a lack of predictability and a great deal of volatility with regard to our Cost of Services and, therefore, our gross margin percentage.
SALES AND MARKETING EXPENSES

	During the three months ended,%			Cumulative
	2003	2002	CHANGE	from inception
Sales & Marketing
Expenses	$0	$2,376	(100	$53,959

Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. Although the percentage decrease in sales and marketing expenses, from the quarter ended March 31, 2002 compared to the quarter ended March 31, 2003, is a substantial percentage, the total dollar amount of sales and marketing expenses is extremely low in 2002 and there were none in 2003. Of our total sales and marketing expenses incurred in the quarter ended March 31, 2002, 100%, or $2,376, required payment in cash. In the remaining quarters of 2003, we hope to substantially increase our sales and marketing efforts and, therefore expect our sales and marketing expenses to increase. Whereas our sales and marketing activities in 2002 were directed primarily at developing our corporate image and communicating key events, we plan to promote certain professional services we offer in 2003, in addition to expanding the scope of our image development efforts. While some of our anticipated sales and marketing requirements can be satisfied using prepaid services we contracted in exchange for common stock, many will require payment in cash.

RESEARCH AND DEVELOPMENT

	During the three months ended,%			Cumulative
	2003	2002	CHANGE	from inception
Research and
Development	$0	$238	(100	$252,550

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we hold rights to and which we intend to use in the future to meet our internal needs or the needs of ventures we may invest these technologies with. While the total dollar amount of sales and marketing expenses was extremely low during 2002 and there were none in 2003, the percentage change in research and development expenses, from the quarter ended March 31, 2002 compared to the quarter ended March 31, 2003, is largely explained by our lack of research and development activity during the first quarter of 2003. In the first quarter of 2002, 100% of our research and development expenses required settlement in cash. Since inception, the majority, $217,040 or 86.18% of our research and development expenses since inception, has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we anticipate entering into similar agreements which may cause our research and development costs to increase substantially.

GENERAL AND ADMINISTRATIVE

	During the three months ended,%			Cumulative
	2003	2002	CHANGE	from inception
General and
Administrative	$46,000	$228,693	(80	$2,469,266

General and administrative expenses consist primarily of professional services, insurance, telephone, occupancy, travel and compliance related expenses. The decrease in general and administrative expenses for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002, is primarily due to our limited activity during the first quarter of 2003. Accounting, legal and compliance expenses accounted for 100% of the general and administrative costs expensed in the first quarter of 2003. In the quarter ended March 31, 2002, expensing deferred compensation accounted for approximately 64.58%, or $147,696, of our general and administrative expenses for the quarter. Similarly, prepaid Concept Affiliate services expensed during the quarter accounted for approximately 20.51%, or $46,897, of our general and administrative expenses for the quarter ended March 31, 2002. The remaining 14.91% was composed primarily of compliance related expenses, 5.55% or $12,685, insurance expense, 2.88% or $6,583, telephone expense, 1.11% or $2,544 and all other general and administrative expenses totaling $12,287 or 5.37%. Compliance related expenses include legal, accounting and other charges related to filing our reports with the Securities and Exchange Commission. Of the $228,693 we expensed under the general and administrative caption in the first quarter of 2002, 85.09% or $194,593 were prepaid for using our common stock, $18,656 or 8.16% require settlement in cash, and $15,444 or 6.75% related to other non-cash charges. We plan to utilize more professional services from our officers, directors and Concept Affiliates in the remaining quarters of 2003.

IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

	During the three months ended,		%	Cumulative
	2003	2002	CHANGE	from inception
Impairment of Assets	$0	$0	0%	$2,402,338
Impairment of Investments in
Other Companies	$0	$0	0%	$710,868

Our impairment policy requires management to review assets and investments for impairment on an ongoing basis. In the case of investments in other companies, this analysis combined with our other accounting policies is expected to have a material impact on our results of operations in future periods. Our accounting policies generally may require us to record services performed in exchange for stock in early stage companies at a nominal value, since the stock issued generally has no readily determinable value. However, when we use our stock to effect investments in other companies, the bid price for our stock on the date of issuance is used to value the transaction initially. Subsequently, an impairment of this value may be required to reduce the carrying amount on our books to reflect an impairment in vaue.

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for $710,868, or approximately 12% of our $5,947,790 net loss, whereas impairment of long-lived assets has accounted for $2,469,266, or approximately 44% of our net loss since inception. Together, these two expense categories account for 53% of our net loss from inception and through the period ended March 31, 2003.

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

As of March 31, 2003, the Company had operating loss carryforwards of $2,834,584.

NET LOSS

	During the three months ended		,%	Cumulative
	2003	2002	CHANGE	from inception
Net Income (loss)	$50,000	$231,571	79%	$ (5,947,790)$

Net income (loss)per share	$(0.00)	$(0.02)	100%	$(0.66

Weighted averageshares	16,271,601	12,127,281	34%	N/A

We anticipate that impairments will play a major role in our operating results in future periods. Although none of our impairment losses have consumed cash flow since inception, our ability to convert the assets, resources and technology we acquire into gains, and ultimately positive cash flow, will largely determine the viability of our business model. Similarly, to the degree that we have to issue more shares to acquire assets and resources that are later impaired or not readily recovered, such events will be dilutive to our existing shareholders.

LIQUIDITY AND CAPITAL RESOURCES

We must successfully secure external cash financing to satisfy expenses we cannot satisfy using our common stock in the remaining quarters of 2003. In addition, we must successfully generate sufficient cash revenue to meet our operating cash requirements in the remaining quarters of 2003. Unless we are able to secure additional funding, it is likely that we will have insufficient cash to satisfy our cash requirements in the remaining quarters of 2003. As of March 31, 2003, we had negative working capital of $673,690, compared to negative working capital of $46,570 as of March 31, 2002. The change in working capital reflects growth in current liabilities from $118,480 as of March 31, 2002 to $673,690 as of March 31, 2003, combined with a decrease in current assets, from $71,910 as of March 31, 2002 to $0 as of March 31, 2003. The increase in current liabilities in the period is primarily attributable to a $250,000 liability we incurred to the seller in connection with our purchase of the VedaLabs technology along with a $200,000 liability we incurred in connection with an investment banking agreement.
In May of 2002, we reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement we issued 3,000,000 shares of our common stock along with a commitment to pay $250,000 in cash within 6 months, pending transfer or sale of the technology. If transfer or sale of the technology did not occur, the Company was to pay VedaLabs in cash or stock. The number of shares was to be determined based on the closing price of the Company's shares and the Company is obligated to register such shares with the Securities and Exchange Commission. The Company's negotiated price for this transaction was $2.00 per share; however, the licensed technology was recorded at $0.30 per share, the bid price for shares issued on the date of the transaction. In accordance with SFAS 142 and SFAS 144, the Company engaged an independent valuation firm to assist in valuing the VedaLabs technology. However, in the absence of funding from the investment banking contract, the Company was unable to pay for completion of the valuation engagement. In light of these events, we have fully impaired the VedaLabs technology. In addition, we are currently in negotiations with VedaLabs to settle our liability of $250,000. Failure to successfully negotiate an extension for settlement, or other remedy, our shareholders will incur substantial dilution should we have to settle the liability based on our current share price.

The decrease in current assets in the first quarter when compared to the first quarter of 2002 is primarily attributable to a full impairment of all assets taken by the Company during the fourth quarter of 2002.

During the first quarter of 2003, our primary source of capital came from advances by Eagle Consulting Group, Inc. Prior to Eagle, our primary source of capital since inception had been the sale of stock to our majority shareholder, BulletProof Business Plans, Inc. ("BulletProof"), for $30,000 in cash, the sale of stock to BulletProof in exchange for expenses paid on our behalf in the amount of $16,691, the conversion of $25,000 in notes payable into common stock by BulletProof, and the forgiveness of $30,000 in notes payable by BulletProof. In 2002 we repaid $11,863 of short-term advances and borrowed an additional $42,575 from BulletProof. During 2002, our former CEO, Frank Maresca, loaned the Company $5,311 in the form of short-term demand advances and expenses paid on our behalf. These loans were made in anticipation of financing to be secured in August 2002 through our investment banking agreement. Our investment banking agreement failed to produced significant cash and as a result, we did not repay the amounts borrowed from Frank Maresca.

To realize the growth in our network of professional service providers and licensed technology our business model calls for, we will require far more cash than that which is required to meet our minimum needs. We did not generate any revenues during the first quarter of 2003.

In order to preserve cash, in the past we have prepaid the services of our officers, directors and Concept Affiliates using our stock. Our ability to continue this model in the future is critical to our success and our ability to continue as an ongoing concern. During the quarter ended March 31, 2003, our common stock bid price was quoted at a low of $0.015 to a high of $0.025. However, our board had approved the issuance of shares to new Concept Affiliates at various negotiated values up to $6.00 per share, although the low bid price would be used to record any such transactions. As a result of the historical difference between negotiated and bid prices per share, our ability to negotiate new Concept Affiliate agreements in future periods will likely be adversely impacted. To the degree that our stock price does not increase, we may have difficulty securing new agreements with service providers, acquiring new technology and executing on our business model.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a rapidly changing business environment that involves several risks, many of which are beyond our control. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following.

Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of March 31, 2003 had an accumulated deficit of $5,947,790.

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

A substantial risk facing us is the issue of valuation of common stock in negotiating common stock for service. We anticipate having to negotiate the value of our stock in almost every transaction that we engage in; stock in Dstage.com, private venture equity, interests in licensed technology, and other assets, for which market prices are highly subjective. We will be dependent onthe vagaries of negotiation in many transactions. Negotiations may include subjective assessments of an asset or investment's value; therefore, an initial over-payment could result in an adverse consequence to our value when impairment is determined.

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

On March 28, 2003, the Board of Directors approved the relocation of our corporate offices to 1000 Ortega Way, Suite C, Placentia, California 92870.

Changes in Registrant's Certifying Accountant

On May 14, 2003, Dstage.com, Inc. ("the Company") sent a letter to Ehrhardt Keefe Steiner & Hottman PC ("EKS&H") via fax indicating the engagement of James C. Marshall, CPA, PC ("Marshall") as the Company's independent public accountants for the fiscal year ending December 31, 2003. The Company had originally notified EKS&H via email on May 9, 2003, that the Company was going to retain new independent public accountants. On May 14, 2003, the Company filed form 8-K with the Securities and Exchange Commission regarding the change of registrant’s certifying accountant. The appointment of Marshall was approved by the Company's Board of Directors upon the recommendation of its Audit Committee.

EKS&H's reports on the Company's financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion. The December 31, 2002 report was not qualified or modified as to uncertainty, audit scope or accounting principles. EKS&H was not the principal accountant for the year ended December 31, 2001.

During the fiscal year ended December 31, 2002 and through May 14, 2003, there were no disagreements with EKS&H on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which, if not resolved to EKS&H's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's financial statements for such year; and there were no reportable events as defined in Item 304(B) of Regulation S-B.

The Company has provided EKS&H with a copy of the foregoing statements. The Company has authorized EKS&H to respond to the successor auditors without limitation.

During the fiscal years ended December 31, 2002 and through the date of the Board's decision, the Company did not consult Marshall with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters reportable events as set forth in Items 304(E)(2)(i) and (ii) of Regulation S-B.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits -
99.1 Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.2 Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.3 Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

b. Reports on Form 8-K

NONE

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DSTAGE.COM, INC.
(Registrant)

/S/ ROBERT P. ATWELL
Robert P. Atwell
Chief Executive Officer

/S/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

May 19, 2003

Exhibit 99.1
Certifications

I, Robert P. Atwell, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 19, 2003

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer

Exhibit 99.2
Certifications

I, Albert Golusin, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 19, 2003

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

EXHIBIT 99.3

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Dstage.com Inc , a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), we, Robert P. Atwell, Chief Executive Officer of the Company and Albert Golusin, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the
Company.

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer
May 19, 2003

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer
May 19, 2003

