Form 10QSB
period 2003-06-30
DSTAGE COM INC
filed 2003-08-19
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30785

DSTAGE.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware                                         52-2195605

(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification No.)

100 San Marcos Blvd. # 400
San Marcos, California 92069

(Address of principal executive offices (zip code))

(760) 510-5930

(Registrant's telephone number, including area code)

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

Class       Outstanding at June 30, 2003

Common Stock, par value $0.001           16,271,601 including 2,400,000 shares
                                                            of treasury stock.

Page - 1

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

Page - 2

PART I - FINANCIAL INFORMATION

DSTAGE.COM, INC.
BALANCE SHEET
(A Development Stage Company)
June 30, 2003
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash

OTHER ASSETS:
Investments
Licensing Agreements and Technologies
Patents

Total assets	$-

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$555,553
Due to stockholders –Note 7	224,296
Total current liabilities	779,849

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 50,000,000	16,272
shares authorized, 16,271,601 issued and
outstanding
Additional paid-in capital	5,260,228
Treasury stock, 2,400,000 shares outstanding	(2,400)
(Deficit) accumulated during the development stage	(6,053,949)

Total stockholders' equity	(779,849)

Total liabilities and stockholders' equity	$-

The accompanying notes are an integral part of these financial statements.

Page - 3

DSTAGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					October 12,
	For the 6 months ended		For the 3 months ended		1999
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	(inception) to June 30, 2003

Revenue:
Professional services	$-	$4,200	$-	$4,200	$58,568

Expenses:
Cost of services		4,200		4,200	95,700
Sales and marketing		6,659		4,283	53,959
Research and development		522		284	252,550
General and administrative	147,980	998,474	101,980	769,782	2,567,246
Impairment of assets					2,402,338
Impairment of investments in
other companies					710,868

Total expenses	147,980	1,009,855	101,980	778,549	6,082,661

Income (loss) from operations	(147,980)	(1,005,655)	(101,980)	(774,349)	(6,024,093)

Interest (expense)	(8,179)		(4,179)		(29,856)
Other income (expense), net		(522)		(257)

Net (loss)	$(156,159)	$(1,006,177)	$(106,159)	$(774,606)	$(6,053,949)

Net (loss) per share:
Basic & diluted	$(0.01)	$(0.08)	$(0.01)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & diluted	16,271,601	12,301,793	16,271,601	12,476,271

The accompanying notes are an integral part of these financial statements.

Page - 4

DSTAGE.COM, INC.
(A DEVELOPMENT STAGE COMPANY) STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

						(Deficit)
						Accumulated
				Additional		During
	Common Stock			Paid-In		Development
	Shares		Amount	Capital		Stage
Balance at December 31, 2001	12,064,101	$	$ 12,064	$4,211,961		$(2,896,808)
Shares issued for services	82,500		83	60,242		0
Amortization of deferred comp. & prepaid expenses
Purchase of treasury stock in exchange for technology
Shares issued for licensed technology	3,000,000		3,000	897,900		0
Net (loss) for the six months ended June 30, 2002						(1,006,177)
	15,146,601		$15,147	$5,170,103		$(3,902,985)
Balance at December 31, 2002	16,271,601	$	$ 16,272	$5,260,228	$	$ (5,897,790)
Net (Loss) for the six months ended June 30, 2003	0		0	0		(156,159)
	16,271,601	$	$ 16,272	$5,260,228	$	$ (6,053,949)

	Treasury Stock					Deferred
	Shares			Amount		Compensation		Total
Balance at December 31, 2001	0			$0		$(1,050,009)		$277,208
Shares issued for services	0			0		84,513		144,838
Amortization of deferred comp. & prepaid expenses						725,196		725,196
Purchase of treasury stock in exchange for technology	2,400,000			(2,400)				(2,400)
Shares issued for licensed technology								900,900
Net (loss) for the six months ended June 30, 2002								(1,006,177)
	2,400,000			$(2,400)		$(240,300)		$1,039,565
Balance at December 31, 2002	( 2,400,000	( )	$	$ (2,400	$ )	$0	$	$ (623,690)
Net (Loss) for the six months ended June 30, 2003								(156,159)
	( 2,400,000	( )	$	$ (2,400	$ )	$0		$(779,849)

The accompanying notes are an integral part of these financial statements.

Page - 5

DSTAGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

					Cumulative from
	For the six months		For the three months		October 12, 1999
	ended June 30,		ended June 30,		(Inception ) to
	2003	2002	2003	2002	June 30, 2003
OPERATING ACTIVITIES

Net (loss) income for the period	$(156,159)	$(1,006,177)	$(106,159)	$(774,606)	$(6,053,949)
Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:
Depreciation		881		437	3,997
Common stock issued for services					174,000
Common stock issued for expense reimbursement					22,051
Common stock issued for technology					19,167
Impairment of investments in other companies					710,868
Impairment of assets					2,402,338
Revenue paid in common stock					(1,068)
Prepaid services expensed		151,149		104,252	530,104
Amortization of deferred compensation		870,034		725,196	1,538,927
Expenses paid through notes payable proceeds					66,489
Loss on disposal of property and equipment					5,854
Change in assets and liabilities:
(Increase) decrease in other current assets		17,813		582	1,726
Increase (decrease) in accounts payable,	156,159	(38,160)	106,159	(58,517)	525,373
accrued liabilities and due to stockholder

Net Cash provided (used) by operating activities	0	(4,460)	0	(2,656)	(54,123)

Cash flows from investing activities:
Acquisition of fixed assets					(6,689)
Cash provided (used) from investing activities	0	0	0	0	(6,689)

Cash flows from financing activities:
Contributed capital					25,500
Proceeds from issuance of common stock					30,835
Increase (decrease) in notes payable		(5,199)		-	4,477
Cash provided (used) in financing activities	0	(5,199)	0	0	60,812

Increase in cash	0	(9,659)	0	(2,656)	0
Cash at beginning of period	0	10,624		3,621
Cash at end of period	0	965	0	965	0

The accompanying notes are an integral part of these financial statements.

Page - 6

DSTAGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW - continued
(Unaudited)

					Cumulative from
	For the six months		For the three months		October 12, 1999
	ended June 30,		ended June 30,		(Inception ) to
	2003	2002	2003	2002	June 30, 2003

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for property and equipment		$0			$1,153,162
Issuance of common stock for licensed technology		$900,000			$938,000
Purchase of treasury stock in exchange for property		$2,400			$2,400
and technology
Purchase of licensed technology for debt to seller		$250,000			$250,000
Issuance of common stock for prepaid and other assets		$0			$1,726
Prepayment of services for common stock		$60,325		$60,325	$1,954,420
Investments in other companies		$0			$710,000
Conversion of debt to common stock		$0			$35,000
Forgiveness of debt by stockholder		$0			$31,489

The accompanying notes are an integral part of these financial statements.

Page - 7

(1) NATURE OF BUSINESS AND ORGANIZATION

Dstage.com, Inc., a Delaware corporation, (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to development stage companies.

For the period October 12, 1999 (Inception) to June 30, 2003, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates.

From inception to June 30, 2003, the Company has had minimal revenues, of $58,568, and has expensed operating costs in the amount of $6,082,661. The
Company has nominal cash resources and is largely dependent on the direct financial support from a stockholder and revenue to pay for cash expenditures. In addition, the Company has been dependent on contributed time from its officers and directors and contributed services from certain key vendors. There can be no assurance that revenues and or financing will be successfully obtained.

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

Page - 8

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

Property and Equipment

Property and equipment, which consisted of office computers, furniture, and purchased software, is stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on the straight-line basis over estimated useful lives of the respective assets (three to seven years). The Company recognizes gains or losses on the sale or disposal of equipment in the period of disposal. Long-lived assets held and utilized by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of such assets may not be recoverable. Depreciation expense for the periods ended June 30, 2003 and 2002 was $0 and $881 respectively.

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

Page - 9

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

Page - 10

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes accounting and reporting standards for recording valuing and impairing goodwill and other intangible assets. The adoption of SFAS 142 did not have an impact on the Company's financial condition or results of operations for the six months ended June 30, 2003. However, as the Company's business model is heavily dependent on acquiring intangible assets, this pronouncement is expected to have a material impact on the Company's financial condition and results of operations in future periods.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform the presentation used for the year ended December 31, 2002 and the six months ended June 30, 2003 .

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

In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has reached an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), which it expects to finalize during the third quarter of 2003, to provide equity financing. While Eagle has advanced the Company a $12,117 during the first six months of 2003, it appears unlikely that such funding will be enough to meet all of the Company's cash requirements in 2003 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Page - 11

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

There were no prepaid services outstanding at June 30, 2003.

(5) - INVESTMENT IN OTHER COMPANIES

Since the Company’s inception it has received common shares in various companies as payment for its services rendered. All shares in other companies were held for investment and have been fully impaired in prior periods .

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

(7) - DUE TO STOCKHOLDERS

In July of 2002, the Company entered into an investment banking agreement with The Camelot Group. Under the agreement, Camelot was to receive a payment of $200,000 in the form of 400,000 shares of Dstage common stock from Dstage shareholders. As a direct result of Camelot defaulting on the investment banking agreement, the Company issued a note payable for $212,117 to Eagle Consulting Group, Inc. The note payable provides for annual interest at 8%, and i and i s due on demand. At June 30, 2003, the Company owed $212,117 and accrued interest of $12,179 to Eagle Consulting.

Page - 12

(8) - STOCKHOLDERS' EQUITY

In the quarter ended June 30, 2003, the Company did not issue any shares of its common stock.

During the period January 1, 2002 to March 31, 2002, the Company issued a total of 82,500 restricted common stock for services valued at $144,838. In May of 2002, the Company reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement the Company issued 3,000,000 shares of its common stock along with a commitment to pay $250,000 in cash within six months, pending transfer or sale of the technology. Equity or capital transactions transacted for non-cash consideration are complex and require substantial estimates by management. See Note 2 "Use of Estimates." The Company received no cash for any of the shares it issued in 2002.

The shares issued by the Company in connection with the above transactions are not registered under the Securities Act of 1933 and are subject to restrictions under Rule 144.

(9) - INCOME TAXES

There is no current or deferred tax expense or benefit for the period from October 12, 1999 to June 30, 2003 due to net losses from operations by the Company.

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

	At June 30,	At December 31,
	2003	2002
Net operating loss carryforward	$2,940,743	$2,784,584

Valuation allowance for deferred tax assets	$2,940,743	$2,784,584

Net deferred tax asset	$0	$0

As of December 31, 2002, the Company had realized operating loss carryforwards of $2,784,584. The operating loss carryforward is calculated based on book versus tax computations. The operating loss carryforwards expire through 2022 and may be subject to significant limitation due to change in control rules.

Page - 13

As of June 30, 2003, the Company had operating loss carryforwards of $2,834,584 expiring through 2023.

(10) - RELATED PARTY TRANSACTIONS

On March 19, 2003, the Corporation's Board of Directors directed the President, Secretary or other officer of the Corporation to issue Eagle Consulting Group, Inc., a Nevada corporation, the Corporation's common stock as full consideration for its Note until such time as the Corporation has the authority to issue Preferred Stock to Eagle in exchange for the common stock issued in accordance herewith. The company plans to issue the stock during the third quarter of 2003. Eagle is owned by Tamara Atwell, the wife of Robert P. Atwell. Mr. Atwell does not own any shares of Eagle.

On March 28, 2003, the Corporation's Board of Directors directed the President, Secretary or other officer of the Corporation to enter into and execute a Definitive Agreement with Eagle Consulting Group, Inc., a Nevada corporation, whereby Eagle will purchase 20% of the Corporation's $.001 par value common stock for cash and additional consideration. In accordance with the terms and conditions to be included in the Definitive Agreement and as contained in a Letter of Intent between the parties, Eagle has advanced $12,117 to the Corporation during the first and second quarter of 2003. In addition to the advance, Eagle will provide securities administrative and general business consulting services to the Corporation and will assist the Corporation in positioning itself to receive additional financing. Management anticipates that the Definitive Agreement will be executed during the third quarter of 2003.

(11) – SUBSEQUENT EVENTS

During August 2003, the Company issued 20,000,000 restricted common shares to Eagle Consulting Group, Inc. in satisfaction of its debt to Eagle of $200,000 . After the issuance, Eagle Consulting Group, Inc. will control the Company by owning in excess of over 55% of all outstanding common shares.

Page - 14

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

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements:

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

Prepaid Expenses and Deferred Compensation – Prior to 2003, the Company negotiated contracts to grant common stock in exchange for future (prepaid) services with various other companies and individuals in which fully vested, non-forfeitable common shares were issued. Each contract contains a provision in which the value of unperformed services must be repaid to the Company in cash, therefore providing for substantial performance penalties. Where the other companies are independent or have minimal common stock ownership in the Company, those prepaid expenses have been presented in the accompanying balance sheet as an asset. Where the other companies or individuals have significant stock ownership or are functioning as, or similar to, employees, officers or directors, such prepaid services have been presented on the balance sheet as deferred compensation and a reduction to total equity.

Page - 15

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

OVERVIEW

Dstage.com, Inc., a Delaware corporation (the "Company"), was incorporated on October 12, 1999 to provide support, organization and restructuring services to other development stage companies. In the summer of 1999, our founders agreed that culminating trends in venture development, venture funding and intellectual capital creation would result in a precipitous drop in valuations for thousands of technology driven companies worldwide. This shared perspective caused our team to devise a new model for venture creation and growth. Our model attempts to substantially remove cash requirements from the earliest stages of venture formation and replace it with knowledge, expertise, technology and time contributed by various parties, applied directly to prospective startups. By building a universe of service and technology providers across as many disciplines and domains as achievable, using Dstage.com common stock as payment, we plan to offer advice and resources to entrepreneurs looking to launch novel products and ventures worldwide.

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

Page - 16

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

Page - 17

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

Page - 18

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

Page - 19

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

Page - 20

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

Page - 21

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

Page - 22

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

REVENUE

	During the three months ended,%			Cumulative
	2003	2002	CHANGE	from inception

Net Revenue	$0	$4,200	(100%)	$58,568

We did not generate any revenue for the quarter ended June 30, 2003. The business model we are pursuing anticipates most of our services being paid for with stock and certain services being paid for with cash. The ultimate balance we realize between sales settled with cash and sales settled with stock, if any future sales are realized, will have a material impact on our results of operations, operating cash flow, and the degree to which our earnings, revenues and costs fluctuate from period to period. This is due in part to the complexities of transactions settled in equity. This complexity is increased by our focus on early stage companies, whose securities are privately held, thinly traded, or quoted on mediums that make valuation highly subjective.

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

Page - 23

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

COST OF SERVICES

	During the three months ended,		%	Cumulative
	2003	2002	CHANGE	from inception

Cost of Services	$0	$4,200	(100%)	$95,700

Our cost of services is comprised principally of consulting services provided by contract individuals to our customers. We provided no services that generated revenue in the three months ended June 30, 2003, and had no costs of services. To the degree that we generate revenue in future periods, consulting services provided by Concept Affiliates and officers during such periods will be matched to revenue associated with such services and recorded as costs of services. In future periods, we expect the complexity of our model, which relies heavily on exchanges of our equity and exchanges of our clients' equities, to result in a lack of predictability and a great deal of volatility with regard to our cost of services and, therefore, our gross margin percentage.

SALES AND MARKETING EXPENSES

	During the three months ended		%	Cumulative
	2003	2002	CHANGE	from inception

Sales & Marketing Expenses	$0	$4,283	(100%)	$53,959

Page - 24

Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. Although the percentage decrease in sales and marketing expenses, from the quarter ended June 30, 2002 compared to the quarter ended June 30, 2003, is a substantial percentage, the total dollar amount of sales and marketing expenses is extremely low in 2002 and there were none in 2003. Of our total sales and marketing expenses incurred in the quarter ended June 30, 2002, 100%, or $4,283, required payment in cash. In the remaining quarters of 2003, we hope to substantially increase our sales and marketing efforts and, therefore expect our sales and marketing expenses to increase. Whereas our sales and marketing activities in 2002 were directed primarily at developing our corporate image and communicating key events, we plan to promote certain professional services we offer in 2003, in addition to expanding the scope of our image development efforts. While some of our anticipated sales and marketing requirements can be satisfied using prepaid services we contracted in exchange for common stock, many will require payment in cash.

RESEARCH AND DEVELOPMENT

	During the three months ended,		%	Cumulative
	2003	2002	CHANGE	from inception

Research and Development	$0	$284	(100%)	$252,550

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we hold rights to and which we intend to use in the future to meet our internal needs or the needs of ventures we may invest these technologies with. While the total dollar amount of sales and marketing expenses was extremely low during 2002 and there were none in 2003, the percentage change in research and development expenses, from the quarter ended June 30, 2002 compared to the quarter ended June 30, 2003, is largely explained by our lack of research and development activity during 2003. In the first quarter of 2002, 100% of our research and development expenses required settlement in cash. Since inception, the majority, $217,040 or 86.18% of our research and development expenses since inception, has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we anticipate entering into similar agreements which may cause our research and development costs to increase substantially.

Page - 25

GENERAL AND ADMINISTRATIVE

	During the three months ended		%	Cumulative
	2003	2002	CHANGE	from inception

General and Administrative	$101,980	$769,782	(87%)	$2,567,246

General and administrative expenses during the second quarter of 2003 consisted primarily of officer compensation and professional services. The decrease in general and administrative expenses for the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002, is primarily due to our limited activity during the second quarter of 2003. Accounting, legal and compliance expenses of $3,000 accounted for 3% of the general and administrative costs expensed in the second quarter of 2003. The remaining 97% was comprised of accrued compensation to its corporate officers and amortization of a reduction of previously deferred expensed expensed expense items to shareholders.

In the quarter ended June 30, 2002, expensing deferred compensation accounted for approximately 73%, or $565,196, of our general and administrative expenses for the quarter. Similarly, prepaid Concept Affiliate services expensed during the quarter accounted for approximately 26%, or $202,194, of our general and administrative expenses for the quarter ended June 30, 2002. The remaining 1% was composed primarily of compliance related expenses, or $2,399
.
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

Our impairment policy requires management to review assets and investments for impairment on an ongoing basis. In the case of investments in other companies, this analysis combined with our other accounting policies is expected to have a material impact on our results of operations in future periods. Our accounting policies generally may require us to record services performed in exchange for stock in early stage companies at a nominal value, since the stock issued generally has no readily determinable value. However, when we use our stock to effect investments in other companies, the bid price for our stock on the date of issuance is used to value the transaction initially. Subsequently, an impairment of this value may be required to reduce the carrying amount on our books to reflect an impairment in value.

Page - 26

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for $710,868, or approximately 12% of our $6,053,949 net loss, whereas impairment of long-lived assets has accounted for $2,402,338, or approximately 40% of our net loss since inception. Together, these two expense categories account for 52% of our net loss from inception and through the period ended June 30, 2003.

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

As of June 30, 2003, the Company had operating loss carryforwards of $2, 940,743 834,584 .

LIQUIDITY AND CAPITAL RESOURCES

We must successfully secure external cash financing to satisfy expenses we cannot satisfy using our common stock in the remaining quarters of 2003. In addition, we must successfully generate sufficient cash revenue to meet our operating cash requirements in the remaining quarters of 2003. Unless we are able to secure additional funding, it is likely that we will have insufficient cash to satisfy our cash requirements in the remaining quarters of 2003. As of June 30, 2003, we had negative working capital of $779,849, compared to negative working capital of $241,398 as of June 30, 2002. The change in working capital reflects growth in current liabilities from $309,960 as of June 30, 2002 to $779,849 as of June 30, 2003, combined with a decrease in current assets, from $68,562 as of June 30, 2002 to $0 as of June 30, 2003. The increase in current liabilities in the period is primarily attributable to a $250,000 liability we incurred to the seller in connection with our purchase of the VedaLabs technology along with a $200,000 liability we incurred in connection with an investment banking agreement.

Page - 27

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

The decrease in current assets in the second quarter of 2003 when compared to the second quarter of 2002 is primarily attributable to a full impairment of all assets taken by the Company during the fourth quarter of 2002.

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

To realize the growth in our network of professional service providers and licensed technology our business model calls for, we will require far more cash than that which is required to meet our minimum needs. We did not generate any revenues during the first two quarters of 2003.

Page - 28

In order to preserve cash , in the past , we have compensated our officers and directors using our stock. Our ability to continue this model in the future is critical to our success and our ability to continue as an ongoing concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a rapidly changing business environment that involves several risks, many of which are beyond our control. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following.

Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of June 30, 2003 had an accumulated deficit of $6,053,949.

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

Page - 29

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

Concurrent with the change of  management in the first quarter of 2003,  new management established further internal control procedures and disclosure controls applicable to the needs of the Company to assure appropriate controls.

Page - 30

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
NONE

ITEM 2. CHANGE IN SECURITIES
NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
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

During the fiscal year s ended December 31, 2002 and through the date of the Board's decision, the Company did not consult Marshall with respect to the application of accounting principles to a ny specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters reportable events as set forth in Items 304(E)(2)(i) and (ii) of Regulation S-B.

On May 23, 2003, the Company received a letter from EKS&H, addressed to the Securities and Exchange Commission, stating EKS&H agreed with the statements included under Item 4 of our Form 8-K dated May 15, 2003 other than advising the Company that it believed the Company had a reportable condition related to adequate infrastructure over accounting and financial reporting including segregation of duties during the year ended December 31, 2002.

Page - 31

On March 19, 2003, the Company changed the Board Directors and appointed new management. Although the Company believes that it did not have a reportable condition related to adequate infrastructure over accounting and financial reporting including segregation of duties during the year ended December 31, 2002, its new management team has reexamined the company’s infrastructure over accounting and financial reporting to assure appropriate controls are in place. It requested its new certifying accountant to review its current infrastructure over accounting and financial reporting including segregation of duties and issue a report to the Company on or before July 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits - -

31.1.    Certification of __ Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2.    Certification of __ Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1. . 99.1     Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.2 Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.3 Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

b. Reports on Form 8-K

NONE

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DSTAGE.COM, INC.
(Registrant)

/S/ ROBERT P. ATWELL
Robert P. Atwell
Chief Executive Officer

/S/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

August 18, 2003

Page - 32

EXHIBIT 31

Page - 33

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: August 18, 2003

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer

Page - 34

Exhibit 31.2 99.2
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

Date: August 18, 2003

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

Page - 35

EXHIBIT 32

Page - 36

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Dstage.com Inc , a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), we, Robert P. Atwell, Chief Executive Officer of the Company and Albert Golusin, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the
Company.

Date: August 18, 2003
/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

Page - 37