Form 10QSB
period 2003-09-30
DSTAGE COM INC
filed 2003-11-14
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C. 20549

        FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

    Commission file number 000-30785

        DSTAGE.COM, INC.
------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

Delaware 52-2195605
------------------------------- -------------------
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

         100 San Marcos Blvd. # 400
San Marcos, California 92069
     --------------------------------------------------------
    (Address of principal executive offices (zip code))

        (760) 510-5930
    ----------------------------------------------------
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

Class     Outstanding at September 30, 2003
------------------------------ --------------------------------------
Common Stock, par value $0.001 36,271,601 including 2,400,000 shares of treasury stock.

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

PART I - FINANCIAL INFORMATION

DSTAGE.COM INC.
BALANCE SHEET
(A Development Stage Company)
September 30, 2003
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash

OTHER ASSETS:
Investments
Licensing Agreements and Technologies
Patents

Total assets	$-

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$716,653
Due to stockholders	33,468
Total current liabilities	750,121

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 50,000,000	36,272
shares authorized, 36,271,601 issued and
outstanding
Additional paid-in capital	5,464,524
Treasury stock, 2,400,000 shares outstanding	(2,400)
(Deficit) accumulated during the development stage	(6,248,517)

Total stockholders' equity	(750,121)

Total liabilities and stockholders' equity	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DSTAGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					October 12, 1999
	For the 9 months ended		For the 3 months ended		(Inception ) to
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003

Revenue:
Professional services	$-	$4,960	$-	$760	$58,568

Expenses:
Cost of services		42,200		38,000	95,700
Sales and marketing		13,705		7,046	53,959
Research and development		929		407	252,550
General and administrative	342,260	1,316,400	194,280	317,919	2,761,526
Impairment of assets		1,186,500		1,186,500	2,402,338
Impairment of investments in
other companies					710,868

Total expenses	342,260	2,559,734	194,280	1,549,872	6,276,941

Income (loss) from operations	(342,260)	(2,554,774)	(194,280)	(1,549,112)	(6,218,373)

Interest (expense)	(8,467)		(288)		(30,144)
Other income (expense), net		(515)		(250)

Net (loss)	$(350,727)	$(2,555,289)	$(194,568)	$(1,549,362)	$(6,248,517)

Net (loss) per share:
Basic & diluted	$(0.02)	$(0.21)	$(0.01)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & diluted	17,107,749	12,457,037	29,532,471	12,767,525

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DSTAGE.COM, INC.
( A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During	Treasury Stock
	Common Stock		Paid-In	Development			Deferred
	Shares	Amount	Capital	Stage	Shares	Amount	Compensation	Total

Balance at December 31, 2001	12,064,101	$ 12,064	$4,211,961	($2,896,808)			($1,050,009)	$277,208
Shares issued for services	107,500	108	66,467				145,180	211,755
Amortization of deferred comp. & prepaid expenses							725,196	725,196
Purchase of treasury stock in exchange for technology					2,400,000	(2,400)		(2,400)
Shares issued for licensed technology	3,000,000	3,000	897,900					900,900
Net (loss) for the nine months ended September 30, 2002				(2,555,289)				(2,555,289)
Balance at September 30, 2002	15,171,601	$ 15,172	$ 5,176,328	$ (5,452,097)	2,400,000	(2,400)	$ (179,633)	($442,630)

Balance at December 31, 2002	16,271,601	$16,272	$5,258,687	($5,897,790)	(2,400,000)	($2,400)	$ -	($625,231)
Shares issued for debt	20,000,000	20,000	205,837					225,837
Net (loss) for the nine months ended September 30, 2003				(350,727)				(350,727)

Balance at September 30, 2003	36,271,601	$ 36,272	$ 5,464,524	$ (6,248,517)	(2,400,000)	(2,400)	$ -	$ (750,121)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DSTAGE.COM, INC.
(A Devlopment Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

					Cummulative from
					October 12, 1999
	For the nine months ended		For the three months ended		(Inception ) to
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003

OPERATING ACTIVITIES

Net (loss) income for the period	$ (350,727)	$ (2,555,289)	$ (194,568)	$ (1,549,362)	$ (6,248,517)
Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:
Depreciation		1,322		441	3,997
Common stock issued for services					174,000
Common stock issued for expense reimbursement						22,051
Common stock issued for technology					19,167
Common stock issued for debt	225,837		225,837		225,837
Impairment of investments in other companies					710,868
Impairment of assets		1,186,500		1,186,500	2,402,338
Revenue paid in common stock		(760)		(760)	(1,068)
Prepaid services expensed		205,228		54,079	530,104
Amortization of deferred compensation		936,951		66,917	1,538,927
Expenses paid through notes payable proceeds					66,489
Loss on disposal of property and equipment					5,854
Change in assets and liabilities:
(Increase) decrease in other current assets		18,011		198	1,726
Increase (decrease) in accounts payable,	124,890	203,128	(31,269)	241,538	494,104
accrued liabilities and due to stockholder

Net Cash provided (used) by operating activities	-	(4,909)	-	(449)	(54,123)

Cash flows from investing activities:
Acquisition of fixed assets					(6,689)
Cash provided (used) from investing activities	-	-	-	-	(6,689)

Cash flows from financing activities:
Contributed capital					25,500
Proceeds from issuance of common stock					30,835
Increase (decrease) in notes payable		(5,199)		-	4,477
Cash provided (used) in financing activities	-	(5,199)	-	-	60,812

Increase in cash	-	(10,108)	-	(449)	-
Cash at beginning of period	-	10,624		965	-
Cash at end of period	$ -	$ 516.00	$ -	$ 516.00	$ -

Interest expense	$ 8,467	$ 515	$ 288	$ 250	$ 34,422

DSTAGE.COM, INC.
(A Devlopment Stage Company)
STATEMENTS OF CASH FLOW - continued
(Unaudited)

					Cumulative from
					October 12, 1999
	For the nine months ended		For the three months ended		(Inception ) to
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for property and equipment				$0	$1,153,162
Issuance of common stock for licensed technology		$900,000			$938,000
Issuance of common stock for debt	$200,000		$200,000		$200,000
Purchase of treasury stock in exchange for property		$2,400			$2,400
and technology
Purchase of licensed technology for debt to seller		$250,000			$250,000
Issuance of common stock for prepaid and other assets				$0	$1,726
Prepayment of services for common stock		$66,575		60,325	$1,954,420
Investments in other companies		$760			$710,000
Conversion of debt to common stock		$0			$35,000
Forgiveness of debt by stockholder		$0			$31,489

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DSTAGE.COM, INC.
Notes to Financial Statements
For the nine months and three months ended September 30, 2003 and 2002

(1) NATURE OF BUSINESS AND ORGANIZATION

Dstage.com, Inc., a Delaware corporation, (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to development stage companies.

For the period October 12, 1999 (Inception) to September 30, 2003, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates.

From inception to September 30, 2003, the Company has had minimal revenues, of $58,568, and has expensed operating costs in the amount of $6,276,941. The Company has nominal cash resources and is largely dependent on the direct financial support from a stockholder and revenue to pay for cash expenditures. In addition, the Company has been dependent on compensating its officers and directors and certain key vendors with restricted stock. There can be no assurance that revenues and or financing will be successfully obtained.
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

Property and Equipment

Property and equipment, which consisted of office computers, furniture, and purchased software, is stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on the straight-line basis over estimated useful lives of the respective assets (three to seven years). The Company recognizes gains or losses on the sale or disposal of equipment in the period of disposal. Long-lived assets held and utilized by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of such assets may not be recoverable. Depreciation expense for the periods ended September 30, 2003 and 2002 was $0 and $ 1,322 respectively.

In December of 2002, the Company's property and equipment, held at a storage facility, was sold for non-payment of rent. Rent and fees due at the time of sale were approximately $701. Net book value of the assets disposed of for settlement was approximately $5,413, resulting in a loss on sale of $4,712. The Company has had no property or equipment during the nine months ended September 30, 2003.

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

Revenue Recognition

Revenue consists of professional services. Revenues for services are recognized when the services are rendered. The amounts of such revenues are recorded based on the value of compensation received for the services. In prior periods’ operations, compensation to the Company has consisted of stock in start up companies to whom the services were rendered. No revenue has been earned for the nine months ended September 30, 2003.

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

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes accounting and reporting standards for recording valuing and impairing goodwill and other intangible assets. The adoption of SFAS 142 did not have an impact on the Company's financial condition or results of operations for the nine months ended September 30, 2003. However, as the Company's business model is heavily dependent on acquiring intangible assets, this pronouncement is expected to have a material impact on the Company's financial condition and results of operations in future periods.

Reclassifications

Certain reclassifications have been made to the September 30, 2002 financial statements to conform the presentation used for the year ended December 31, 2002 and September 30, 2003.

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

In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. During August 2003, the Company reached an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to pay its note of $200,000 for 20,000,000 restricted common shares. While Eagle has advanced the Company $45,297 during the first nine months of 2003, it appears unlikely that such funding will be enough to meet all of the Company's cash requirements in 2003 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There were no prepaid services outstanding at September 30, 2003.

(5) - INVESTMENT IN OTHER COMPANIES

Since the Company’s inception it has received common shares in various companies as payment for its services rendered. All shares in other companies were held for investment and have been fully impaired.

(6) - LICENSED TECHNOLOGY

In November 2001, the Company purchased three licenses from a company for a technology that works with interactive databases. The Company intended to apply the technology to streaming stock quoting services in order to provide an interactive data based product to end users. The licensed technology was fully impaired during 2002.

(7) - DUE TO STOCKHOLDERS

In July of 2002, the Company entered into an investment banking agreement with The Camelot Group. Under the agreement, Camelot was to receive a payment of $200,000 in the form of 400,000 shares of Dstage common stock from Dstage shareholders. As a direct result of Camelot defaulting on the investment banking agreement, the Company issued a note payable for $200,000 to Eagle Consulting Group, Inc. The note payable provides for annual interest at 8%, is due on demand. Additional advances were made under the note through the second quarter of 2003 totaling $12,117. During the third quarter of 2003, the Company issued 20,000,000 restricted common shares to retire principal of $212,117 and accrued interest of $13,720.

The Company has an agreement with Eagle Consulting Group Inc. whereby Eagle will purchase 20% of the Corporation’s common stock for cash and additional consideration. In accordance with the terms of the agreement, Eagle advanced $33,180 to the Company during the first third quarter of 2003. At September 30, 2003, the Company owed principal of $33,180 and accrued interest of $288 to Eagle Consulting.

(8) - STOCKHOLDERS' EQUITY

In the quarter ended September 30, 2003, the Company issued 20,000,000 restricted shares of its common stock for debt of $225,837.

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

(9) - INCOME TAXES

There is no current or deferred tax expense or benefit for the period from October 12, 1999 (Inception) to September 30, 2003 due to net losses from operations by the Company.

Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by valuation amounts for which the Company is uncertain as to the realization. The components of the Company's net deferred tax asset are as follows:
                                 At September 30,         At December 31,
                       2003                                    2002
            -------------------------------------------
Net operating loss carryforward     $3,135,311                   $2,784,584
            -------------------------------------------
Valuation allowance for deferred tax assets   $3,135,311                       $2,784,584
            --------------------- ----------------------
Net deferred tax asset        $ 0                                             $ 0
     ==========================

As of December 31, 2002, the Company had realized operating loss carryforwards of $2,784,584. The operating loss carryforward is calculated based on book versus tax computations. The operating loss carryforwards expire through 2022 and may be subject to significant limitation due to change in control rules.

As of September 30, 2003, the Company had operating loss carryforwards of $3,135,311 expiring through 2023.

(10) - RELATED PARTY TRANSACTIONS

During the third quarter of 2003, the Company issued 20,000,000 restricted common shares to Eagle Consulting Group, Inc., a Nevada corporation as full consideration for its debt of $225,837. Eagle is owned by Tamara Atwell, the wife of Robert P. Atwell, Chief Executive Officer of the Company. Mr. Atwell is owed $170,000 for services rendered to the Company but does not own any shares of Eagle.

On March 28, 2003, the Company’s Board of Directors directed the President, Secretary or other officer of the Company to enter into and execute a Definitive Agreement with Eagle Consulting Group, Inc., a Nevada corporation, whereby Eagle will purchase 20% of the Company's $.001 par value common stock for cash and additional consideration. In accordance with the terms and conditions to be included in the Definitive Agreement and as contained in a Letter of Intent between the parties, Eagle has advanced $45,297 to the Company during the first nine months of 2003. In addition to the advance, Eagle will provide securities, administrative, and general business consulting services to the Company and will assist the Company in positioning itself to receive additional financing. At September 30, 2003, Eagle was owed $33,468 for advances and accrued interest.

(11) – SUBSEQUENT EVENTS

On October 23, 2003, the Company entered into a settlement agreement with Vedalabs, Inc., a Louisiana corporation agreeing to return to VedaLabs the VedaLabs Media Player and Peer to Peer Technology and to issue 1,000,000 restricted common shares and arrange for a buyer to purchase their 3,000,000 common shares in exchange for agreeing to release the Company from any claims related to its purchase of Vedalabs Media Player and Peer-to-Peer technology. At September 30, 2003 the Company had estimated and accrued for its liability to Vedalabs at $260,000. During May 2002, the Company originally recorded the value of the technology at $900,000 and subsequently impaired the entire amount on September 30, 2002.

The Company is waiting for VedaLabs to remove an encumbrance on its 3,000,000 shares in order to arrange for a buyer of those shares.

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

Prepaid Expenses and Deferred Compensation – Prior to 2003, the Company negotiated contracts to grant common stock in exchange for future (prepaid) services with various other companies and individuals in which fully vested, non-forfeitable common shares were issued. Each contract contains a provision in which the value of unperformed services must be repaid to the Company in cash, therefore providing for substantial performance penalties. Where the other companies are independent or have minimal common stock ownership in the Company, those prepaid expenses have been presented in the accompanying balance sheet as an asset. Where the other companies or individuals have significant stock ownership or are functioning as, or similar to, employees, officers or directors, such prepaid services have been presented on the balance sheet as deferred compensation and a reduction to total equity. There was no deferred compensation at September 30, 2003.

It is Company policy to expense those items that have been unused after the contractual period or after one year, if not used. Other prepaid expenses where services are being provided are amortized over the life of the contract.

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

INDUSTRY

THE INTERNET AND VENTURE FORMATION

The process of launching a new venture or product places a number of demands on entrepreneurs, inventors, developers and other parties pursuing new concepts in the earliest stages of venture formation. We believe that historically, many parties with novel concepts have been confronted with both limited available resources and limited access to qualified sources willing to supply cash, experience, technology or other inputs necessary to effectively pursue concept, product and venture development. According to a 1995 White House sponsored study, over 300,000 growing ventures and 50,000 startups in the U.S. are in need of equity finding each year. Still, by many accounts, the past half a decade has experienced an increase in transfers of financial capital from wealthy investors to venture funds and from venture funds to private, technology companies. Although retail investors and venture capital firms have recently been reminded of the substantial risks associated with investing in development stage companies, the relatively high likelihood of losing one's entire investment, we believe the actions of both of these groups provide a unique set of market opportunities. We believe that corresponding actions taken by traditional and emerging private equity sources over the past half-decade have also created a unique set of market opportunities. Our model seeks to benefit from these opportunities by attempting to address the needs and desires of a number of parties comprising the venture development value chain.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

REVENUE
         During the three months ended,
-------------------------------------- %         Cumulative
    2003         2002          CHANGE     from inception
--------------------------------------------------------------------------------------------------------
Net Revenue         $ 0         $ 760      (100%)      $58,568
==============================================================
We did not generate any revenue for the quarter ended September 30, 2003. The business model we are pursuing anticipates most of our services being paid for with stock and certain services being paid for with cash. The ultimate balance we realize between sales settled with cash and sales settled with stock, if any future sales are realized, will have a material impact on our results of operations, operating cash flow, and the degree to which our earnings, revenues and costs fluctuate from period to period. This is due in part to the complexities of transactions settled in equity. This complexity is increased by our focus on early stage companies, whose securities are privately held, thinly traded, or quoted on mediums that make valuation highly subjective.

To address these complexities, our accounting policies may require us to record services issued in exchange for stock in early stage companies at a nominal value, or no value at all, since the stock issued generally has no readily determinable value. As a result, the extent to which we accept stock in exchange for services and technology we render to privately held, early stage clients will directly impact our future results. In the remaining quarter of 2003, we intend to pursue opportunities to deliver services to such clients in exchange for cash, stock and a combination of stock and cash. It is anticipated that these agreements will typically involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. Similarly, it is expected that an hourly rate will be used to track contract progress. Professional services under all types of agreements except those involving contingent consideration are recognized as the services are performed.

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

COST OF SERVICES

During the three months ended September 30,
-------------------------------------- %         Cumulative
    2003         2002          CHANGE     from inception
--------------------------------------------------------------------------------------------------------
Cost of Services    $0        $38,000        (100%)        $95,700
==============================================================

Our cost of services is comprised principally of consulting services provided by contract individuals to our customers. We provided no services that generated revenue in the three months ended September 30, 2003, and had no costs of services. To the degree that we generate revenue in future periods, consulting services provided by officers during such periods will be matched to revenue associated with such services and recorded as costs of services. In future periods, we expect the complexity of our model, which relies heavily on exchanges of our equity and exchanges of our clients' equities, to result in a lack of predictability and a great deal of volatility with regard to our cost of services and, therefore, our gross margin percentage.

SALES AND MARKETING EXPENSES

During the three months ended September 30,
-------------------------------------- %         Cumulative
    2003         2002          CHANGE     from inception
--------------------------------------------------------------------------------------------------------
Sales & Marketing
Expenses        $0        $ 7,046        (100%)         $53,959
==============================================================

Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. Although the percentage decrease in sales and marketing expenses, from the quarter ended September 30, 2002 compared to the quarter ended September 30, 2003, is a substantial percentage, the total dollar amount of sales and marketing expenses is extremely low in 2002 and there were none in 2003. Of our total sales and marketing expenses incurred in the quarter ended September 30, 2002, 100%, or $ 7,046, required payment in cash. In the remaining quarter of 2003, we hope to substantially increase our sales and marketing efforts and, therefore expect our sales and marketing expenses to increase. Whereas our sales and marketing activities in 2002 were directed primarily at developing our corporate image and communicating key events, we plan to promote certain professional services we offer in 2003, in addition to expanding the scope of our image development efforts. While some of our anticipated sales and marketing requirements can be satisfied using prepaid services we contracted in exchange for common stock, many will require payment in cash.

RESEARCH AND DEVELOPMENT

During the three months ended September 30,
-------------------------------------- %         Cumulative
    2003         2002          CHANGE     from inception
--------------------------------------------------------------------------------------------------------
Research and
Development        $0        $407        (100%)         $252,550
==============================================================

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we hold rights to and which we intend to use in the future to meet our internal needs or the needs of ventures we may invest these technologies with. While the total dollar amount of sales and marketing expenses was extremely low during 2002 and there were none in 2003, the percentage change in research and development expenses, from the quarter ended September 30, 2002 compared to the quarter ended September 30, 2003, is largely explained by no research and development activity during 2003. During 2002, 100% of our research and development expenses required settlement in cash. Since inception, the majority, $217,040 or 86.18% of our research and development expenses, has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we anticipate entering into similar agreements which may cause our research and development costs to increase substantially.

GENERAL AND ADMINISTRATIVE

During the three months ended September 30,
-------------------------------------- %         Cumulative
    2003         2002          CHANGE     from inception
--------------------------------------------------------------------------------------------------------
General and
Administrative    $194,280    $317,919     (87%)         $2,761,526
==============================================================
General and administrative expenses during the third quarter of 2003 consisted primarily of officer compensation and professional services. The decrease in general and administrative expenses for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002, is primarily due to our limited activity during the second quarter of 2003. Accounting, legal and compliance expenses of $4,557 accounted for 2% of the general and administrative costs expensed in the third quarter of 2003. The remaining 98% was comprised of accrued compensation to its corporate officers and consulting fees.
In the quarter
ended September 30, 2002, expensing deferred compensation accounted for approximately 35%, or $109,716, of our general and administrative expenses for the quarter. Similarly, prepaid Concept Affiliate services expensed during the quarter accounted for approximately 63%, or $200,000, of our general and administrative expenses for the quarter ended September 30, 2002. The remaining 2% was composed primarily of compliance related expenses, or $8,203 Compliance related expenses include legal, accounting and other charges related to filing our reports with the Securities and Exchange Commission.

IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

During the three months ended September 30,
-------------------------------------- %         Cumulative
     2003          2002           CHANGE      from inception
--------------------------------------------------------------------------------------------------------
Impairment of Assets $0        $0         0%         $2,402,338

Impairment of
Investments in
Other Companies    $0        $0         0%         $ 710,868
==============================================================
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

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for $710,868, or approximately 11% of our $6,250,121 net loss, whereas impairment of long-lived assets has accounted for $2,402,338, or approximately 38% of our net loss since inception. Together, these two expense categories account for 49% of our net loss from inception and through the period ended September 30, 2003.

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

As of September 30, 2003, the Company had operating loss carryforwards of
$3,135,311.

LIQUIDITY AND CAPITAL RESOURCES

We must successfully secure external cash financing to satisfy expenses we cannot satisfy using our common stock in the remaining quarters of 2003. In addition, we must successfully generate sufficient cash revenue to meet our operating cash requirements in the remaining quarters of 2003. Unless we are able to secure additional funding, it is likely that we will have insufficient cash to satisfy our cash requirements in the remaining quarters of 2003. As of September 30, 2003, we had negative working capital of $776,021, compared to negative working capital of $485,747 as of September 30, 2002. The change in working capital reflects growth in current liabilities from $551,249 as of September 30, 2002 to $776,021 as of June 30, 2003, combined with a decrease in current assets, from $65,502 as of September 30, 2002 to $0 as of September 30, 2003. The increase in current liabilities in the period is primarily attributable to a $250,000 liability we incurred to the seller in connection with our purchase of the VedaLabs technology.
In May of 2002, we reached a definitive agreement with VedaLabs to acquire their Media Player and Peer-to-Peer technology. Under the agreement we issued 3,000,000 shares of our common stock along with a commitment to pay $250,000 in cash within 6 months, pending transfer or sale of the technology. On October 23, 2003, the Company entered into a settlement agreement with Vedalabs, Inc., a Louisiana corporation to issue 1,000,000 restricted common shares and arrange for a buyer to purchase their 3,000,000 common shares in exchange for agreeing to release the Company from any claims related to its purchase of Vedalabs Media Player and Peer-to-Peer technology. At September 30, 2003 the Company had estimated and accrued for its liability to Vedalabs at $260,000.

The decrease in current assets in the third quarter of 2003 when compared to the third quarter of 2002 is attributable to a full impairment of all assets taken by the Company during the fourth quarter of 2002.

During the first three quarters of 2003, our source of capital came from advances by Eagle Consulting Group, Inc. in the amount of $45,297. During August 2003, the Company settled an outstanding note to Eagle in the amount of $200,000 for 20,000,000 shares of restricted stock. The Company owed Eagle $45,297 in principal and $14,071 in accrued interest at September 30, 2003.

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

To realize the growth in our network of professional service providers and licensed technology our business model calls for, we will require far more cash than that which is required to meet our minimum needs. We did not generate any revenues during the first three quarters of 2003.

In order to preserve cash, in the past we have compensated our officers and directors using our stock. Our ability to continue this model in the future is critical to our success and our ability to continue as an ongoing concern.

SUBSEQUENT EVENTS

On October 23, 2003, the Company entered into a settlement agreement with Vedalabs, Inc., a Louisiana corporation, which when completed will release the Company from any and all claims related to its purchase of the Vedalabs Media Player and Peer-to-Peer technology and will fully and finally terminate all existing contracts and agreements between Vedalabs and the Company. In connection with the settlement agreement, the Company made arrangements with a third party to purchase 3,000,000 Dstage shares held by Vedalabs, and further agreed to subsequently issue Vedalabs 1,000,000 shares of the Company's  restricted stock as additional consideration. At September 30, 2003 the Company had estimated and accrued its liability to Vedalabs at $260,000. During May 2002, the Company originally recorded the value of the technology at $900,000 and subsequently impaired the entire amount on September 30, 2002. The Company anticipates that the settlement agreement will be completed during the fourth quarter of 2003.

On October 22, 2003 the Company was served with a civil complaint by three corporations in the state of Missouri relating to unsolicited  faxes alledgedly sent out by the Company during the third quarter of 2002. However, t he Company has consistently held a policy not to directly or indirectly cause any advertisement material to be faxed to unsolicited recipients. In fact, the Company addressed this issue on October 1, 2002, issuing a press release stating in part: "We hope to make it clear to our investors, business partners and the public at large that Dstage has never engaged, authorized, encouraged, paid for or otherwise sought to induce the distribution of any fax or email attempting to promote the company's stock."

As the Company did not directly or indirectly cause any advertisement material to be faxed to the Plaintiff’s telephone facsimile machines at any time prior, during or subsequent to the third quarter of 2002, the Company immediately had its legal counsel advise Plaintiff’s counsel of these facts and the Company’s current and historical stance on this issue. As a result, the Plaintiff’s have agreed to immediately withdraw the complaint with prejudice.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a rapidly changing business environment that involves several risks, many of which are beyond our control. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following.

Dstage.com was incorporated in October of 1999 and has a limited operating history from which to base an evaluation of its business and prospects. Since inception, we have incurred losses and as of September 30, 2003 had an accumulated deficit of $6,250,121.

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

A substantial risk facing us is the issue of valuation of common stock in negotiating common stock for service. We anticipate having to negotiate the value of our stock in almost every transaction that we engage in; stock in Dstage.com, private venture equity, interests in licensed technology, and other assets, for which market prices are highly subjective. We will be dependent on the vagaries of negotiation in many transactions. Negotiations may include subjective assessments of an asset or investment's value; therefore, an initial over-payment could result in an adverse consequence to our value if and when impairment is determined.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2003 the Company was summoned to appear at the Circuit Court of St. Louis County, Missouri on December 2, 2003. The Plaintiff’s are three Missouri corporations that claim Dstage.com sent an unsolicited advertisement by fax to the Plaintiff’s telephone facsimile machine. The Plaintiffs claims that Dstage.com violated the Telecommunications Act of 1934 as amended by the Telephone Consumer Protection Act of 1991 and as such are each seeking $3,000 plus Court costs.

The Company did not directly or indirectly cause any advertisement material to be faxed to the Plaintiff’s telephone facsimile machines and has engaged legal counsel to vigorously defend itself. This case was dismissed in November 2003.

ITEM 2. CHANGE IN SECURITIES

On August 1, 2003 the Company issued 20,000,000 restricted common shares to Eagle Consulting Group, Inc., a Colorado corporation, in payment of a $200,000 note payable. The transaction was directly between the Company and Eagle and there were no third parties or underwriters involved. The securities were issued under Section 4(2) of the 1933 Securities Act.

ITEM 3. DEFULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

3.1 Agreement of Settlement and General Release with Vedalabs, Inc.
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

DSTAGE.COM, INC.
(Registrant)

/S/ ROBERT P. ATWELL
Robert P. Atwell
Chief Executive Officer

/S/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

November 14, 2003

Exhibit 31

Dstage.com, Inc.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Robert P. Atwell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dstage.com, Inc..;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2003
/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer

Dstage.com, Inc.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Albert Golusin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dstage.com, Inc..;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2003

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Dstage.com Inc , a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), we, Robert P. Atwell, Chief Executive Officer of the Company and Albert Golusin, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the
Company.

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer
November 14, 2003

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer
November 14, 2003

Exhibit 3.1

AGREEMENT OF SETTLEMENT
AND GENERAL RELEASE

THIS AGREEMENT OF SETTLEMENT AND GENERAL RELEASE ("Agreement") is made and entered into in duplicate effective the 23rd day of October, 2003, by and between Vedalabs, Inc., a Louisiana corporation, its affiliates, subsidiaries, executives, predecessors, successors, shareholders, licensees, vendors, relatives, estates, board of directors and assigns, including Jason Hewitt, Chairman and Chief Executive Officer and his affiliates, predecessors, successors, relatives, estates and assigns (collectively "Vedalabs") and Dstage.com, Inc., a Delaware corporation, its affiliates, subsidiaries, executives, predecessors, successors, shareholders, licensees, vendors, relatives, board of directors, benefactors and assigns, including Robert P. Atwell, Chairman, President and Chief Executive Officer and his affiliates, predecessors, successors, relatives, estates and assigns (collectively the "Corporation").

RECITALS

A.     Beginning on or about September 1, 2001, the Corporation and Vedalabs entered into discussions whereby the Corporation would purchase Media Player technology from Vedalabs.

B.    In May of 2002, the Corporation reached an Agreement with Vedalabs, as amended and restated, including all additions and deletions and all other documents connected therewith ("Vedalabs Agreement"), pursuant to the provisions of which the Corporation agreed to acquire the Vedalabs Media Player and Peer-to-Peer technology for specified consideration, including, but not limited to, 3,000,000 shares of the Corporations $.001 par value common stock ("Shares") along with a commitment to pay $250,000 in cash or stock within 6 months, pending transfer or sale of the technology.

C.    In accordance with the Vedalabs Agreement, the Corporation issued 3,000,000 Shares to Vedalabs. However, due to circumstances beyond the control of the Corporation and Vedalabs, the transfer and or sale of the technology was never completed.

D.     On or about September 1, 2003, it became apparent to the Corporation and Vedalabs that it would be in the best interest of all parties connected therewith to cancel, terminate and otherwise void the Vedalabs Agreement.

E.    On or about October 10, 2003, the Corporation and Vedalabs made arrangements to have the 3,000,0000 Shares originally received by Vedalabs purchased by a third party in accordance with the terms and conditions of this Agreement.

F.    Further, subsequent to the purchase of the Shares, the Corporation agreed to issue Vedalabs one million shares of its $.001 par value common stock in accordance with the terms and conditions of this Agreement.

  Whereas, in accordance with the above, the Corporation has agreed to:

  Arrange for a third party to purchase the 3,000,000 Shares from Vedalabs for Sixty Thousand Dollars ($60,000).

  Issue to Vedalabs 1,000,000 shares of its par value $0.001 common stock.

  Consent to, abide by and approve actions taken by the Corporation in accordance with the Corporate Resolution by Dstage.com, Inc., dated October 23, 2003, and attached hereto as Exhibit A.

  Whereas, in accordance with the above, Vedalabs has agreed to:

  Sell to a third party as instructed by the Corporation the 3,000,000 Shares it received from the Corporation for Sixty Thousand Dollars ($60,000).

  Accept from the Corporation subsequent to the sale and transfer of Shares as described herein 1,000,000 shares of the Corporation’s par value $0.001 common stock.

  Consent to, abide by and approve actions taken by the Corporation in accordance with the Corporate Resolution by Vedalabs, Inc., dated October 23, 2003, and attached hereto as Exhibit B.

I.     The Corporation, as additional consideration to induce Vedalabs to agree to complete the sale of the stock in a timely manner, upon receipt of all items set forth in the recitals as represented herein, desires to release, acquit, and discharge Vedalabs and Vedalabs’ agents, officers, directors, shareholders, employees, attorneys, joint venturers, general and limited partners, successors, predecessors, parent and subsidiary Investors, affiliates, accountants, representatives, contractors, and assigns and all parties acting by, through, under or in concert with any of them ("Vedalabs’ Affiliates") from any and all claims, charges, complaints, injuries, liabilities, losses, and similar items, as specified more particularly by the provisions of this Agreement, including, but not limited to, from any and all claims, charges, complaints, injuries, liabilities, losses, and similar items, as specified more particularly by the provisions of the Vedalabs Agreement.

J.    Vedalabs, as additional consideration to induce the Corporation to agree to arrange for a third party to purchase the Shares in a timely manner, upon delivery of all items set forth in the recitals as represented herein, desires to release, acquit, and discharge the Corporation and the Corporation’s agents, officers, directors, shareholders, employees, attorneys, joint venturers, general and limited partners, successors, predecessors, parent and subsidiary Investors, affiliates, accountants, representatives, contractors, and assigns and all parties acting by, through, under or in concert with any of them ("Corporation’s Affiliates") from any and all claims, charges, complaints, injuries, liabilities, losses, and similar items, as specified more particularly by the provisions of this Agreement, including, but not limited to, from any and all claims, charges, complaints, injuries, liabilities, losses, and similar items, as specified more particularly by the provisions of the Vedalabs Agreement.

K.    The Corporation and Vedalabs, each of them, hereby acknowledge, affirm and attest that this Agreement and the release and settlement contemplated therein shall not be effective, nor shall it be binding on the parties, until such time as all of the items to be sold and delivered as set forth in the recitals and elsewhere herein have been completed as provided for herein.

L.     The Corporation and Vedalabs, each of them, desire that their execution and delivery of this Agreement and upon receipt by Vedalabs of all items set forth in the recitals and elsewhere herein shall have the effect of terminating the Vedalabs Agreement and as a result this matter shall be deemed settled.

M.     The Corporation desires to ratify, affirm, confirm and approve all acts and representations provided by the Corporation to Vedalabs, including the honoring by the Corporation of the terms and conditions of this Agreement.

N.     Vedalabs desires to ratify, affirm, confirm and approve all acts and representations provided by Vedalabs to the Corporation, including the honoring by Vedalabs of the terms and conditions of this Agreement.

NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL PROMISES, COVENANTS AND UNDERTAKINGS SPECIFIED HEREIN AND FOR OTHER GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH ARE HEREBY ACKNOWLEDGED, WITH THE INTENT TO BE OBLIGATED LEGALLY, THE PARTIES AGREE WITH EACH OTHER AS FOLLOWS:

1. Incorporation of Recitals. The recitals of this Agreement specified above, by this reference, are made a part of this Agreement.

2. Ratification of Acts of Corporation. The Corporation, by its signature and delivery of this Agreement, hereby unconditionally and irrevocably, hereby consents to, affirms, confirms, and ratifies each and every action taken by the Corporation for the benefit of the Corporation as the Corporation’s own act and deed.

3. Ratification of Acts of Vedalabs. Vedalabs, by its signature and delivery of this Agreement, hereby unconditionally and irrevocably, hereby consents to, affirms, confirms, and ratifies each and every action taken by Vedalabs for the benefit of Vedalabs as Vedalabs’ own act and deed.

4. No Filings by the Corporation.

4.1. The Corporation represents, warrants and covenants that neither it nor any employee, affiliate, attorney, agent, representative, accountant, or partner of the Corporation, nor any person acting by, through, under or in concert with the Corporation, has commenced any legal or equitable action in any court or other tribunal, nor filed any charges or initiated any proceedings with any governmental or administrative, parent or subsidiary Investors, officers, partners, directors, employees, managers, attorneys, agents, accountants, representatives or affiliates.

4.2.    The Corporation represents, warrants and covenants that neither the Corporation nor any employee, affiliate, attorney, agent, representative, relative, associate, accountant, or partner of the Corporation, nor any person acting by, through, under or in concert with the Corporation, shall hereafter commence any legal or equitable action in any court or other tribunal, nor file any charges or initiate any proceedings with any governmental or administrative agency against Vedalabs or any of Vedalabs’ Affiliates in any way related to any event or act of commission or omission occurring prior to the date of the execution of this Agreement.

5. No Filings by Vedalabs.

5.1. Vedalabs represents, warrants and covenants that neither it nor any employee, affiliate, attorney, agent, representative, accountant, or partner of Vedalabs, nor any person acting by, through, under or in concert with Vedalabs, has commenced any legal or equitable action in any court or other tribunal, nor filed any charges or initiated any proceedings with any governmental or administrative, parent or subsidiary Investors, officers, partners, directors, employees, managers, attorneys, agents, accountants, representatives or affiliates.

5.2.    Vedalabs represents, warrants and covenants that neither Vedalabs nor any employee, affiliate, attorney, agent, representative, relative, associate, accountant, or partner of Vedalabs, nor any person acting by, through, under or in concert with Vedalabs, shall hereafter commence any legal or equitable action in any court or other tribunal, nor file any charges or initiate any proceedings with any governmental or administrative agency against the Corporation or any of the Corporation’s Affiliates in any way related to any event or act of commission or omission occurring prior to the date of the execution of this Agreement.

6. Consideration. The consideration of the parties, for the terms, conditions, and provisions of this Agreement are as follows:

6.1.     The Corporation, by its execution and delivery of this Agreement, hereby agrees to arrange for a third party to purchase the Shares and to subsequently issue Vedalabs common stock as set forth in the recitals herein in a timely manner as set forth herein.

6.2.     Vedalabs, by its execution and delivery of this Agreement, hereby agrees to sell the Shares as set forth in the recitals herein and upon receipt thereof acknowledge, agree and affirm that this Agreement is binding, complete and in effect.

7. Release of Claims by Vedalabs.

7.1.    Vedalabs, on behalf of itself, its agents, shareholders, officers, directors, associates, representatives, employees, attorneys, joint venturers, affiliates, general and limited partners, parent and subsidiary Investors, attorneys, accountants, contractors, affiliates, successors and assigns, and all persons acting by, through, under or in concert with any of them, hereby irrevocably and forever releases, acquits and discharges the Corporation and the Corporation’s Affiliates, and each of them, and all persons acting by, through, under or in concert with any of them, from any and all claims, charges, complaints, injuries, liabilities, obligations, losses, debts, suits, demands, grievances, costs, expenses (including, but not limited to, attorneys’ fees, receiver fees, accountant fees, and other professional and expert fees) rights, actions and causes of action, of any nature or manner whatsoever, known and unknown, suspected and unsuspected, contingent or fixed, liquidated or unliquidated, past, present or future, including, but not limited to, rights arising because of any act of omission or commission, alleged violations of any contracts, express or implied, any covenant of good faith and fair dealing, express or implied, any tort, or any federal, state or other governmental statute, regulation, law or ordinance from the beginning of time to the date of execution of this Agreement, which Vedalabs may have as to the Corporation and the Corporation’s Affiliates, or any of them, and all persons acting by, through, under or in concert with any of them.

7.2.    It is understood that there is a risk that, subsequent to the execution and delivery of this Agreement, losses, damages or injuries might be incurred which are unknown or unanticipated, for whatever reason, at the time of the execution and delivery of the Agreement. It is none the less specifically agreed that the releases specified in this Agreement are fully and completely effective regardless of any present lack of knowledge on the part of any party as to any claims, charges, complaints, liabilities, obligations, debts, suits, demands, grievances, losses, damages, injuries costs, expenses, rights, actions or causes of action, or as to any possible fact or circumstance relating in any manner to the matters for which the releases specified in this Agreement are made. Vedalabs, for itself and its agents, shareholders, officers, directors, associates, representatives, employees, attorneys, joint venturers, affiliates, general and limited partners, parent and subsidiary Investors, attorneys, accountants, contractors, affiliates, successors and assigns, and all persons acting by, through, under or in concert with any of them, voluntarily, intentionally and expressly waives the benefits and provisions of Section 1542 of the Civil Code of the State of California, and any similar law of any state or territory of the United States of America or other jurisdiction. Specifically, that Section 1542 specifies as follow:

"A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH
THE CREDITOR DOES KNOW OR SUSPECT TO EXIST IN HIS FAVOR
AT THE TIME OF EXECUTING THE RELEASE WHICH IF KNOW BY
HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT
WITH THE DEBTOR"

8. Release of Claims by the Corporation.

8.1.    The Corporation, on behalf of itself, its agents, shareholders, officers, directors, associates, representatives, employees, attorneys, joint venturers, affiliates, general and limited partners, parent and subsidiary Investors, attorneys, accountants, contractors, affiliates, successors and assigns, and all persons acting by, through, under or in concert with any of them, hereby irrevocably and forever releases, acquits and discharges Vedalabs and Vedalabs’ Affiliates, and each of them, and all persons acting by, through, under or in concert with any of them, from any and all claims, charges, complaints, injuries, liabilities, obligations, losses, debts, suits, demands, grievances, costs, expenses (including, but not limited to, attorneys’ fees, receiver fees, accountant fees, and other professional and expert fees) rights, actions and causes of action, of any nature or manner whatsoever, known and unknown, suspected and unsuspected, contingent or fixed, liquidated or unliquidated, past, present or future, including, but not limited to, rights arising because of any act of omission or commission, alleged violations of any contracts, express or implied, any covenant of good faith and fair dealing, express or implied, any tort, or any federal, state or other governmental statute, regulation, law or ordinance from the beginning of time to the date of execution of this Agreement, which the Corporation may have as to Vedalabs and Vedalabs’ Affiliates, or any of them, and all persons acting by, through, under or in concert with any of them.

8.2.    It is understood that there is a risk that, subsequent to the execution and delivery of this Agreement, losses, damages or injuries might be incurred which are unknown or unanticipated, for whatever reason, at the time of the execution and delivery of the Agreement. It is none the less specifically agreed that the releases specified in this Agreement are fully and completely effective regardless of any present lack of knowledge on the part of any party as to any claims, charges, complaints, liabilities, obligations, debts, suits, demands, grievances, losses, damages, injuries costs, expenses, rights, actions or causes of action, or as to any possible fact or circumstance relating in any manner to the matters for which the releases specified in this Agreement are made. Vedalabs, for itself and its agents, shareholders, officers, directors, associates, representatives, employees, attorneys, joint venturers, affiliates, general and limited partners, parent and subsidiary Investors, attorneys, accountants, contractors, affiliates, successors and assigns, and all persons acting by, through, under or in concert with any of them, voluntarily, intentionally and expressly waives the benefits and provisions of Section 1542 of the Civil Code of the State of California, and any similar law of any state or territory of the United States of America or other jurisdiction. Specifically, that Section 1542 specifies as follow:

"A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH
THE CREDITOR DOES KNOW OR SUSPECT TO EXIST IN HIS FAVOR
AT THE TIME OF EXECUTING THE RELEASE WHICH IF KNOW BY
HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT
WITH THE DEBTOR"

9. Each Party to Pay Its Costs. Each party to this Agreement shall bear and pay that party’s own costs, expenses, and receivers’ and attorneys’ fees incurred with respect to any differences resolved hereby and any costs, expenses and attorneys’ fees incurred with respect to the drafting, preparation, negotiation and execution and delivery of this Agreement.

10. Confidentiality of Agreement. The terms, conditions and provisions of this Agreement are personal to the parties and, in that regard, constitute confidential information. Each of the parties and their representatives, shareholders, officers, directors, partners, attorneys, accountants, employees, associates, successors, assigns, affiliates, and agents and all other persons acting by, through, under or in connection with them, or any of them, shall not, at any time, directly or indirectly, use, divulge, disclose, disseminate, distribute, license, sell or otherwise make known to any person any of the terms, conditions and provisions of this Agreement without the prior written consent of the other party. Each party, to the extent such party breaches the representatives, warranties and covenants specified in this Section 10, shall indemnify and hold harmless any non-breaching party from and against any and all claims, allegations, demands, liabilities, losses, obligations, damages, costs and expenses, including, but not limited to, attorneys’ fees which may be incurred as a result of such breach.

11. Enforcement. In the event any party shall institute any action or proceeding to enforce any provision of this Agreement to seek relief from any violation of this Agreement, or to otherwise obtain any judgment or order relating to or arising from the subject matter of this Agreement, each prevailing party shall be entitled to receive from each losing party such prevailing party’s actual attorneys’ fees and cost incurred to prosecute or defend such action or proceeding, including, but not limited to, actual attorneys’ fees and costs incurred preparatory to such prosecution and defense. Moreover, while a court of competent jurisdiction may assist in determining whether or not the fees actually incurred are reasonable under the circumstances then existing, that court is not to be governed by any judicially or legislatively established fee schedule, and said fees and costs are to include those as may be incurred on appeal of any issue and all of which fees and costs shall be included as part of any judgment, by cost bill or otherwise, and where applicable, any appellate decision rendered in or arising out of such action or proceeding. For purposes of this Agreement, in any action or proceeding instituted by a party, the prevailing party shall be that party in any such action or proceeding (i) in whose favor a judgment is entered, or (ii) prior to trial, hearing or judgment any other party shall pay all or any portion of amounts claimed by the party seeking payment, or such other party shall eliminate the condition, cease the act, or otherwise cure the act of commission or omission claimed by the party initiating such action or proceeding.

12. Successors in Interest. This Agreement and the releases specified in this Agreement shall obligate each party, its representatives, successors, assign, general partners, limited partners, agents, employees, directors, officers, shareholders, representatives, attorneys, accountants, parent and subsidiary Investors, affiliates, and all persons acting by, through, under or in concert with any of them, and each of them.

13. Ownership of Claims. The Corporation represents, warrants and covenants that it is the owner of all claims released by the provisions of this Agreement and that it has not sold, assigned, transferred, conveyed or otherwise disposed of any such claim. The Corporation further represents, warrants and covenants that any and all action necessary or appropriate to be taken by the Corporation has been taken to ratify and confirm this Agreement as an action of the Corporation and to authorize and empower the Corporation to enter into, execute and deliver this Agreement. Vedalabs represents, warrants and covenants that it is the owner of all claims released by the provisions of this Agreement and that it has not sold, assigned, transferred, conveyed or otherwise disposed of any such claim. Vedalabs further represents, warrants and covenants that any and all action necessary or appropriate to be taken by Vedalabs has been taken to ratify and confirm this Agreement as an action of Vedalabs and to authorize and empower Vedalabs to enter into, execute and deliver this Agreement.

14. Purpose of Agreement. The parties represent, warrant and covenant that they are entering into and executing this Agreement solely for the purpose of providing to Vedalabs and Vedalabs’ Affiliates the herein specified releases, as consideration to induce Vedalabs to complete the sale of the Shares as set forth in the recitals herein and that neither the entering into, execution and delivery of this Agreement nor the acceptance of the benefits of this Agreement shall be deemed admissions by any of the parties of any fact, matter, fault, wrongdoing or liability. The parties further represent, warrant and covenant that they are entering into and executing this Agreement solely for the purpose of providing to the Corporation and the Corporation’s Affiliates the herein specified releases, as consideration to induce the Corporation to arrange for a third party to purchase the Shares as set forth in the recitals herein and that neither the entering into, execution and delivery of this Agreement nor the acceptance of the benefits of this Agreement shall be deemed admissions by any of the parties of any fact, matter, fault, wrongdoing or liability. Further, the parties represent, warrant and covenant that this Agreement is not effective until such time as all items as set forth in the recitals and elsewhere herein are completed in accordance herewith.

15. Notices. Any and all notices permitted or required to be given pursuant to the provisions of this Agreement shall be in writing and may be served by (a) registered or certified mail, return receipt requested, postage prepaid, and addressed to the party to be notified at the appropriate address specified below; (b) delivering the same in person to such party, or by prepaid telegram, addressed to the party to be notified at said address; (c) delivery by Federal Express or other recognized courier service, addressed to the party to be notified at such address; or (d) telecopy (provided that such telecopy is confirmed by mail or other delivery in the manner previous described). Notice given by certified mail as aforesaid shall be deemed given and received two (2) days after mailing, whether or not actually received. Any notice given in any other above authorized manner shall be deemed received upon actual receipt; but shall also be deemed received upon attempted delivery if such delivery is not accepted.

The address and telecopier numbers of the parties are as follows:

If to Vedalabs:                Vedalabs, Inc.
7117 Florida Blvd.
Baton Rouge, LA 70806
Attn: Jason Hewitt, Chief Executive Officer

If to the Corporation:            Dstage.com, Inc.
100 San Marcos Blvd. Suite 400
San Marcos, CA 92069
Attn: Robert P. Atwell, Chief Executive Officer

The address and telecopier number of any party may be changed by notice given in the manner provided in this section.

16. Successors and Assigns. This Agreement shall inure to the benefit of and obligate the undersigned parties and their respective successors and assigns. Whenever, in this Agreement, a reference to any party is made, such reference shall be deemed to include a reference to the successors and assigns of such party.

17. Entire Agreement. This Agreement and the Corporation Agreement are the final written expression and the complete and exclusive statement of all the agreements, conditions, promises, representations, warranties, and covenants between the parties with respect to the subject matter of this Agreement, and this Agreement supersedes all prior or contemporaneous agreements, negotiations, representations, warranties, covenants, understandings and discussions by and between and among the parties, their respective representatives, and any other person with respect to the subject matter specified in this Agreement. This Agreement may be amended only by an instrument in writing that expressly refers to this Agreement and specifically states that such instrument is intended to amend this Agreement and is signed by each of the parties.

18. Severability. In the event any part of this Agreement, for any reason, is determined to be invalid, such determination shall not affect the validity of any remaining portion of this Agreement, which remaining portion shall remain in complete force and effect as if this Agreement had been executed with the invalid portion of the Agreement eliminated. It is hereby declared the intention of the parties that the parties would have executed the remaining portion of this Agreement without including any such part, parts or portion that, for any reason, hereafter may be determined to be invalid.

19. Captions and Interpretation. Captions of the sections this Agreement are for convenience and reference only, and the words contained in those captions shall in no way be held to explain, modify, amplify or aid in the interpretation, construction or meaning of the terms, conditions and provisions of this Agreement. The language and all parts to this Agreement, in all cases, shall be construed in accordance with the fair meaning of that language and those parts and as if that language and those parts were prepared by all parties and not strictly for or against any party. Each party and counsel for such party has reviewed this Agreement. The rule of construction, which requires a court to resolve any ambiguities against the drafting party, shall not apply in interpreting the provisions of this Agreement.

20. Further Assurances. Each party shall take any and all action necessary, appropriate or advisable to execute and discharge such party’s responsibilities and obligations created by the provisions of this Agreement and to further effectuate, perform, discharge, consummate and carry out the intents and purposes of this Agreement and the transactions contemplated by the provisions of this Agreement.

21. Number and Gender. Whenever the singular number is used in this Agreement, and when required by the context, the same shall include the plural, and vice versa; the masculine gender shall include the feminine and neuter genders, and vice versa; and the word ‘person’ shall include individual, company, sole proprietorship, Investors, joint venture, association, joint stock company, fraternal order, cooperative, league, club, society, organization, trust, estate, governmental agency, political subdivision or authority, firm, municipality, congregation, partnership, or other form of entity.

22. Reservation of Rights. The failure of any party at any time hereafter to require strict performance by any other party of any of the warranties, representations, covenants, terms, conditions and provisions specified in this Agreement shall not waive, affect or diminish any right of the party failing to require strict performance to demand strict compliance and performance therewith and with respect to any other provisions, warranties, terms and conditions specified in this Agreement, and any waiver of any default not waive or affect any other default, whether prior or subsequent thereto, and whether the same or of a different type. None of the representations, warranties, covenants, conditions, provisions and terms specified in this Agreement shall be deemed to have been waived by any act or knowledge of any party, and any such waiver shall be made only by an instrument in writing, signed by the waiving party and directed to each non-waiving party specifying such waiver. Each party reserves such party’s rights to insist upon strict compliance with the terms, conditions and provisions of this Agreement at all times.

23. Choice of Law and Consent to Jurisdiction. This Agreement shall be deemed to have been entered into in the City of San Marcos, County of San Diego, State of California, and all questions concerning the validity, interpretation or performance of any of the terms, conditions and provisions of this Agreement or of any of the rights or obligations of the parties shall be governed by, and resolved in accordance with, the laws of the State of Delaware. Any and all actions or proceedings, at law or in equity, to enforce or interpret the provisions of this Agreement shall be litigated in courts having situs within the State of Delaware, and each party consents to the jurisdiction of any local, state or federal court located within the State of Delaware and consents that any service of process in such action or proceeding may be made by personal service upon such party wherever such party may be then located, or by certified or registered mail directed to such party at such party’s last known address.

24. Execution in Counterparts. This Agreement shall be prepared in multiple copies and forwarded to each of the parties for execution. This Agreement shall become effective when the Corporation receives a copy or copies of the Agreement executed by the parties in the names as those names appear at the end of this Agreement. All of the signatures of the parties may be affixed to one copy or to separate copies of this Agreement and when all such copies are received, and signed by all the parties, those copies shall constitute one agreement that is not otherwise separable or divisible. The Corporation shall keep all of such signed copies and shall conform one copy to show all of those signatures and the dates thereof and shall mail a copy of such conformed copy to each of the parties within thirty (30) days after the receipt by such counsel of the last signed copy, and shall cause one such conformed copy to be filed in the principal office of the Corporation.

25. Consent to Agreement. By executing this Agreement, each party, for itself, represents such party has read or caused to be read this Agreement in all particulars, and consents to the rights, conditions, duties and responsibilities imposed upon such party as specified in this Agreement.

IN WITNESS WHEREOF the parties have executed this Agreement of Settlement and General Release in duplicate and in multiple counterparts, each of which shall have the force and effect of any original, on the date specified in the preamble of this Agreement.

Vedalabs, Inc..
a Louisiana corporation

By: _______________________________________

Jason Hewitt
Chief Executive Officer

Dstage.com, Inc.,
a Delaware corporation

By: _______________________________________

Robert P. Atwell
Chief Executive Officer

Exhibit A

Dstage.com, Inc. Corporate Resolution

Dstage.com, Inc.
Corporate Resolution

Upon motion made by Director Robert P. Atwell, seconded and carried, the Board continued a discussion concerning the previous agreement between Vedalabs, Inc., a Louisiana corporation, ("Vedalabs") and Dstage.com, Inc., a Delaware corporation ("the Corporation") and the subsequent disposition thereof in accordance with contracts entered into by the Corporation. Discussion continued as to the present financing needs of the Corporation and the authority needed by the officers to operate and manage the Corporation, including the authorization to arrange for the purchase by a third party of common stock of the Corporation currently held by Vedalabs, issue additional stock to Vedalabs and to take additional steps as necessary to facilitate the terms and conditions of various contractual agreements, including entering into an Agreement of Settlement and General Release with Vedalabs. Upon motion made by Director Robert P. Atwell, seconded and carried, it was:

RESOLVED, that the Chief Executive Officer or other appropriate officer of the Corporation is authorized and directed to cause as soon as practicable the execution of the Agreement of Settlement and General Release with Vedalabs, Inc. , and it is further,

RESOLVED, that the Treasurer or other appropriate officer or agent of the Corporation is authorized and directed to arrange as soon as practicable the purchase of Dstage.com, Inc., symbol DSTG, shares from Vedalabs by a third party in accordance with the Agreement of Settlement and General Release with Vedalabs, and it is further,

RESOLVED, that the Treasurer or other appropriate officer or agent of the Corporation is authorized and directed to instruct Transfer On-Line, the transfer agent for Dstage.com, Inc shares, to transfer those shares to the appropriate individuals and entities, and it is further,

RESOLVED, that the Treasurer or other appropriate officer or agent of the Corporation is authorized and directed to cause as soon as practicable the issuance of 1,000,000 shares to Vedalabs in accordance with the Agreement of Settlement and General Release with Vedalabs, and it is further,

RESOLVED, that the Treasurer or other appropriate officer or agent of the Corporation is authorized and directed to cause as soon as practicable the notification to Vedalabs of this resolution and deliver to Vedalabs a copy of this resolution, and it is further,

RESOLVED, that the appropriate officers are authorized and directed to execute such resolutions, signature cards and the like as may be reasonable and necessary to implement these resolutions of the Board."

IN WITNESS WHEREOF, the undersigned have executed this resolution as of the date hereof.

DATED AT San Marcos, California this 23 rd day of October 2003.
______________________________
Robert P. Atwell, Chief Executive Officer

________________________________
Albert Golusin, Secretary

Exhibit B

Vedalabs, Inc. Corporate Resolution

Vedalabs, Inc.
Corporate Resolution

Upon motion made by Director Jason Hewitt, seconded and carried, the Board continued a discussion concerning the sale of common stock owned by Vedalabs, Inc. ("the Company") and the subsequent disposition thereof in accordance with contracts entered into by the Company. Discussion continued as to the present financing needs of the Company and the authority needed by the officers to operate and manage the Company, including the authorization to sale common stock the Company may hold, deposit stock into the Company’s brokerage accounts and to take additional steps as necessary to facilitate the terms and conditions of various contractual agreements, including entering into an Agreement of Settlement and General Release with Dstage.com, Inc. Upon motion made by Director Jason Hewitt, seconded and carried, it was:

RESOLVED, that the Chief Executive Officer or other appropriate officer of the Company is authorized and directed to cause as soon as practicable the execution of the Agreement of Settlement and General Release with Dstage.com, Inc. , and it is further,

RESOLVED, that the Treasurer or other appropriate officer or agent of the Company is authorized and directed to cause as soon as practicable the sale of Dstage.com, Inc., symbol DSTG, shares owned by the Company to the individuals and entities identified on the attached Exhibit A in accordance with the Agreement of Settlement and General Release with Dstage.com, Inc., and it is further,

RESOLVED, that the Treasurer or other appropriate officer or agent of the Company is authorized and directed to instruct Transfer On-Line, the transfer agent for Dstage.com, Inc shares, to transfer those shares listed on Exhibit A to the appropriate individuals and entities in accordance with the Agreement of Settlement and General Release with Dstage.com, Inc., and it is further,

RESOLVED, that the Treasurer or other appropriate officer or agent of the Company is authorized and directed to cause as soon as practicable the deposit of funds received as a result of the sale of the Dstage.com, Inc. shares into the account of Samuel Jason Hewitt at Bank One in Baton Rouge, Louisiana on behalf of the Company, and it is further,

RESOLVED, that the Treasurer or other appropriate officer or agent of the Company is authorized and directed to cause as soon as practicable the deposit of shares into its brokerage accounts in accordance with the Agreement of Settlement and General Release with Dstage.com, Inc., and it is further,

RESOLVED, that the Treasurer or other appropriate officer or agent of the Company is authorized and directed to cause as soon as practicable the notification to Dstage.com, Inc. of this resolution and deliver to Dstage.com, Inc. a copy of this executed resolution, and it is further,

RESOLVED, that the appropriate officers are authorized and directed to execute such resolutions, signature cards and the like as may be reasonable and necessary to implement these resolutions of the Board."

IN WITNESS WHEREOF, the undersigned have executed this resolution as of the date hereof.

DATED AT Baton Rouge, Louisiana this 23rd day of October 2003.
______________________________
Jason Hewitt, Chief Executive Officer

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

Date: November 14, 2003

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

Date: November 14, 2003

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer