Form 10KSB
period 2003-12-31
DSTAGE COM INC
filed 2004-04-14
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

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

DSTAGE.COM, INC.
100 EAST SAN MARCOS BLVD, SUITE 400
SAN MARCOS, CALIFORNIA 92069
(Address of principal executive offices) (Zip Code)

(760) 510-5930
Registrant's telephone number, including area code

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

COMMON STOCK, PAR VALUE $0.001
(TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The approximate aggregate market value of 12,224,729 Common Stock shares held by non-affiliates of the Registrant, based on 40,747,720 total outstanding shares less 28,522,991 shares held by affiliates for a total of 12,224,729 non-affiliated shares at a market price of $.11, was $1,344,722 as of March 19, 2004.

On March 19, 2004, the Registrant had outstanding 40,747,720 shares of Common Stock, $0.001 par value.

The Registrant's revenues for the year ended December 31, 2003 were $0.

DOCUMENTS INCORPORATED BY REFERENCE
SEE ITEM 13

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2003

DSTAGE.COM, INC.

ITEM

PART I

1. Description of Business
2. Description of Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders

PART II

5. Market for Common Equity and Related Stockholder Matters
6. Management's Discussion and Analysis
7. Financial Statements
8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
8A. Controls and Procedures

PART III

9. Directors, Executive Officers, Promoters and Control Persons
10. Executive Compensation
11. Security Ownership of Certain Beneficial Owners and Management
12. Certain Relationships and Related Transactions
13. Exhibits and Reports on Form 8-K
14. Principal Accountant Fees and Services

F-1 Financial Statements with Footnotes

Signatures

Exhibits

Exhibit 31
 CERTIFICATION PURSUANT TO SECTION 906

Exhibit 32
            CERTIFICATION PURSUANT TO SECTION 906

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Background of the Company

Dstage.com, Inc., a Delaware corporation (the "Company") was incorporated on October 12, 1999 to provide support, organization and restructuring services to development stage companies. For the period October 12, 1999 (Inception) to December 31, 2003, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates. From inception to December 31, 2003, the Company has had minimal revenues of $59,000 and has expensed operating costs in the amount of $6,343,000. Historically, the Company has had nominal cash resources and has been largely dependent on the direct financial support from a few shareholders, directors and officers along with limited revenue to pay for cash expenditures. In addition, the Company has been dependent on its officers, directors and certain key vendors accepting restricted common stock for their services.

Dstage.com was originally established to pursue a self-developed approach to development stage company formation. Using our common stock as payment, we attempted to license a critical mass of intellectual property, knowledge, expertise, software, applications, patents, content and a host of other resources needed by development stage enterprises since our inception. We intended to allow certain startup ventures (“Concept Sponsors”) screened by our network to request access to appropriate resources we hold in exchange for interests in their nascent ventures. To the best of our knowledge, our model was new, risky and unproven. However, we believe, and continue to believe, that it stands to potentially deliver benefits to entrepreneurs, technology providers, professional service providers, early stage investors, and later stage investors in many countries to the degree that the model effectively reduces barriers to developing new ventures and launching new products. We hoped that by pursuing this model, Dstage.com would become the leading source for expert support, creation, and restructuring of development stage companies across the globe.

In the summer of 1999, our founders agreed that culminating trends in venture development, venture funding and intellectual capital creation could result in a precipitous drop in valuations for thousands of technology driven companies worldwide. This shared perspective caused our team to devise a new model for venture creation and growth. Our model attempted to substantially remove cash requirements from the earliest stages of venture formation and replace it with knowledge, expertise, technology and time contributed by various parties, applied directly to prospective startups. By building a universe of service and technology providers across as many disciplines and domains as achievable, using Dstage.com common stock as payment, our plan was to offer advice and resources to entrepreneurs looking to launch novel products and ventures worldwide.

Our first area of focus was acquiring resource commitments from Concept Affiliates across the globe. In 1999, our network consisted of only 2 Concept Affiliates and 4 officers, 1 of which also served as our sole director. In 2000, our network grew to a total of 6 Concept Affiliates, 7 officers, 3 of which also served as directors and 2 independent directors that served on our audit committee. This network, albeit young and small, allowed us to refine our business model, prepare our registration statement, file quarterly statements with the SEC, successfully hold our first annual meeting, recruit additional Concept Affiliates, invest in two early stage companies and secure our first piece of licensed technology.

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

During 2002 and 2003, we continued to pursue transactions and resource commitments for larger transacted dollar amounts with a larger number of our common shares required for each transaction. We reviewed and negotiated opportunities for a range of resources, including but not limited to, customer relationship management technology, password protection technology, cancer drug technology, proprietary chemicals, RNA technology and copy protection technology. During our initial development phase, we entered into a number of transactions, including the following:

Philippine Property Lease

In June of 2001, a Dstage.com Concept Screener made us aware of a Philippines based Company, Bentley House Furniture Company that was seeking a means of putting an idle manufacturing plant in Davao City, Philippines to a beneficial use. According to a KPMG/Laya Mananghaya audit report dated January 2001 and an Asian appraisal report dated September 1998, the facility was completed in 1998 and valued at no less than $5,000,000.

Based on these facts and other materials provided by Bentley House Furniture Company, we agreed to exchange 1,000,000 shares of our common stock in lieu of $6,000,000 cash to secure a 49-year lease. The lease agreement contained a provision whereby we could purchase the property for $100,000 in cash should Philippine law ever permit real estate ownership by a U.S. controlled corporation. For accounting purposes, we recorded the transaction at $1.15 per share, or $1,150,000. However, due to mounting uncertainties concerning the property, we impaired 100% of the recorded amount of the transaction in December of 2001.

In December of 2001, a Dstage.com Concept Affiliate made us aware of a firm engaged in the long-term storage of digital images, Quintek Technologies, Inc. ("Quintek"). The Concept Affiliate had a working relationship with Quintek and indicated that Quintek was looking to expand their operations into Asia. In January of 2002, we entered into a non-binding LOI with Quintek Technologies to invest in the Philippines property lease as part of Quintek Technologies' New Asian Operation. Subsequent to further evaluation, we determined that the agreement with Quintek Technologies was no longer viable and negotiations ceased. Thereafter, the leasor, Bentley House Furniture Company, Inc., proposed reacquiring our rights under the property lease.

In April of 2002, we were informed that Bentley House Furniture Company had pledged its Dstage.com shares to Weylock Trading Company, Inc., a Philippine Company ("Weylock"), in exchange for a loan. We were also informed at that time of Weylock's interest in selling the shares back to us in exchange for our interest in the property lease. In May of 2002, we reached an agreement with Weylock providing for a transfer of its interest in the property lease in exchange for $500,000, along with 900,000 shares of our common stock repurchased as consideration. We are not recording any gain or revenue from the $500,000 because its realization is not assured.

As of December 31, 2003, we had received no payments in accordance with the Weylock agreement. Management has determined that it is unlikely that we should expect to realize any of the payments called for under this agreement.

OTCBB Data Application License

In late October of 2001, a Dstage.com Concept Affiliate proposed that we license an interactive database of OTCBB data from a Canadian firm, DataStand Technologies, Inc. Upon review of the application, our management asked the Concept Affiliate to negotiate a transaction on our behalf to secure 3 premium licenses to the technology in exchange for shares of our common stock. In November of 2001, we agreed to issue 270,000 shares of our common stock in exchange for the three licenses. Under the agreement, we can deploy 3 licenses of the DataStand Technologies, Inc. database and applications for periods of 3 years each. We identified one planned internal use of the technology and continued to seek additional uses during 2003. The licensed technology, which was recorded at a value of $36,000 in 2001, was fully impaired in September of 2002 due to a lack of funding.

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

The SunnComm Copy Protection Technology was developed to protect compact discs ("CDs") from unauthorized duplication. The technology we originally agreed to license protected recordable CD’s (“CD-R”)from unauthorized duplication and was believed to hold potential for greater functionality if combined with an integrated media player technology. As a result, we pursued purchasing a media player technology to complement the SunnComm Technology.

After further review, we executed an expanded agreement with SunnComm in December of 2001. Under this agreement, we received rights to a number of Copy Protection Technologies developed by SunnComm. Some of these rights contain royalty payment schedules and some do not. In exchange for the license, we issued 2,000,000 shares of our common stock in a transaction valued at $4,000,000, which was based on a formula that discounted the 30 to 60 day moving average price of our common stock prior to the effective date of the transaction. The transaction price per share was $2.00 per share, discounted from the moving average price of $2.67 per share. For accounting purposes, we recorded the transaction at a value of $2,000, as the fair value of the technology at the time of the transaction had yet to be determined.

In May of 2002, this agreement was amended, providing for the return of certain rights to SunnComm in exchange for 1,500,000 shares of our common stock repurchased as consideration. Management plans to enter into a new agreement with SunnComm during 2004 to provide copy protection technology for the Company’s motion picture productions, especially in the area of DVD piracy protection.

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

In July of 2002, we entered into an investment banking agreement with The Camelot Group, Inc., an independent investment bank unaffiliated with Camelot Entertainment Group, Camelot Films or Dstage.com, Inc. When the VedaLabs technology was recorded on our books and records, we anticipated that funds from the investment banking contract would enable us to execute on critical elements of our plan for sale of the technology, including obtaining a third party valuation of the technology, engaging certain parties outside of our network of affiliates for cash compensation and developing a new model to support marketing some of the technology as a children’s media player.

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

Under the investment banking agreement, The Camelot Group was to receive a payment of $200,000 in the form of 400,000 shares of Dstage.com common stock from Dstage.com shareholders. In order to facilitate the transaction, certain Dstage.com shareholders transferred shares to the investment banking firm to cover its investment banking fee. As a direct result of The Camelot Group defaulting on the investment banking agreement, the Company issued a note payable for $200,000 to Eagle Consulting Group, Inc. The note payable, secured by all the assets of the Company, provided for annual interest at 8%, and was due on demand. During the third quarter of 2003, the Company issued Eagle Consulting Group, Inc. 20,000,000 restricted common shares to retire the principal of $212,117 and accrued interest of $12,179. In the months following these transfers, quoted prices for our common stock on the over-the-counter bulletin board (OTCBB) reached all-time lows, eventually reaching a level of $0.07 per share. This decrease represented a drop of more than $0.38 per share, or 84%, from the quoted closing price of our common stock on the date we entered into the agreement with the investment banking firm. Since inception, we have substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. The substantial and rapid decrease in our stock price following execution of the investment banking agreement made it very difficult to find parties willing to accept restricted shares of common stock in exchange for services required to execute on its plan of sale for the technology.

In addition to potentially eliminating our ability to execute on our plan of sale for the VedaLabs technology, failure to receive the funding called for by the investment banking agreement has impacted our ability to execute on our plans to sell other technology acquired or licensed by us and our ability to obtain valuations. We felt that in addition to helping marketing efforts for the technology, such a valuation would provide an objective means with which to conduct an ongoing analysis of impairments in current and future accounting periods. The inability to pay for such an analysis, in the absence of the funds called for in the investment banking agreement, left management without an economically feasible means to compare the carrying value of its technology to fair value.

In light of these facts and circumstances, we elected to fully impair all licensed and purchased technology as of September 30, 2002 and on October 12, 2003 we reached a settlement agreement with Vedalabs, terminating our relationship with them. In consideration for entering the settlement agreement, we agreed to issue Vedalabs one million (1,000,000) restricted shares of our $.001 par value common stock (“Shares”). As of March 19, 2004, the Shares have been authorized, but not issued. The Shares should be physically issued during April 2004.

Recent Developments

On March 31, 2004, the Company’s management established a new business model for the Company, which should become effective during the second quarter of fiscal year 2004. The Company plans to be engaged in the development, production, marketing and distribution of motion pictures and, subject to shareholder approval, plans to change its name to Camelot Entertainment Group, Inc. The original business model for the Company is expected to be implemented in a newly formed, wholly owned subsidiary, keeping the Dstage.com name and trademark.

In March 2003, the Company reached an agreement with The Corporate Solution, Inc., a Nevada based business consulting firm, resulting in Robert P. Atwell, President of The Corporate Solution, becoming President and Chief Executive Officer of the Company and Albert Golusin becoming Chief Financial Officer. Former President Rounsevelle Schaum and Director Jane Olmstead elected to remain on the Company's Board of Directors. All other directors and committee members either resigned or their term expired.

   The Company's new management team put into motion a plan to refine the Company’s scope and direction while restructuring the overall business framework to encompass a more diversified business model. As a result, during the second quarter of 2004, subject to shareholder approval, the Company plans to change its name to Camelot Entertainment Group, Inc., with Dstage.com, Inc. becoming a newly created, wholly owned subsidiary. The Company’s new mission is to establish a presence in the motion picture industry by developing, producing, marketing and distributing high quality, low budget motion pictures utilizing new technologies while combining the efficiencies realized by studios of the early and mid 1900s with the artistic focus and diversity of today's independent productions.

   With the new management team in place, the Company reached an agreement with Eagle Consulting Group, Inc., a Nevada based consulting firm (“Eagle”), on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances to date total $87,669, including interest. In 2003, Eagle advanced $46,489, including interest. At the time of the agreement, Eagle’s President was Tamara Atwell, wife of Company President Robert P. Atwell. Subsequent to the agreement with Eagle, Robert P. Atwell became President of Eagle.

Our New Business Model for Camelot Entertainment Group, Inc.

   The new management team developed a new plan of operation for implementation during 2004. The plan attempts to combine the efficiencies realized by studios of the early 1900s, with the artistic focus and diversity of today's independent productions. Using this approach, the Company believes the risk-reward relationship facing the typical film project can be dramatically shifted.

For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the Camelot model extends the pre-production cycle (See “Pre-Production”, Page 9) substantially to reduce costs while simultaneously increasing quality. Similarly, whereas a low-budget picture is severely limited by the types of postproduction (See “Post-Production”, Page 9) technology used, due to budget constraints, Camelot intends to invest directly in top of the line technology, spreading the costs over a minimum 12 original motion pictures each year. The goal is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

   We believe that only a fraction of the writers, directors, actors and other film production personnel actively seeking motion picture projects are successful in any given year. Similarly, we believe that only a small fraction of films in production in any given year will actually be released and an even smaller percentage will generate profits. As a result, it is our opinion that independent filmmakers are often willing to go to great lengths to get a picture made, sacrificing not only their current standard of living, but also their claim to potential profits made by the film. Despite these concessions, relatively few succeed. Our business model is intended to overcome these obstacles for writers, producers, directors, actors and other personnel that wish to actively participate in original motion picture projects and are willing to accept incentive and stock based compensation for a portion of their efforts.

   We believe that our plan to create our motion pictures should succeed because two members of our management team have, previously, worked together extensively in financing, producing and directing original motion pictures and television programs. In addition, one of our officers has over 30 years experience in the business. This combined experience led these officers to a number of beliefs upon which our business model for creating our product is founded. These key views are:

• The manner in which development and pre-production activities are managed can have the largest impact on both the quality, or creative content, and the cost of creating a motion picture.

• There are a number of factors that make it difficult for most production companies to invest large amounts of time and a proportionally large share of a motion picture’s overall budget into development and pre-production activities.

• The factors that make it difficult for many motion picture projects to invest a major share of a film’s time and financial resources into development and pre-production activities may have created a pervasive business culture that emphasizes moving projects towards principal photography too quickly.

• A very small percentage of all writers that want to have their screenplays become completed motion picture projects will ever realize this ambition.

• A very small percentage of all directors will participate in principal photography in any given year.

• The percentage of qualified actors that never have the opportunity to participate in a completed original motion picture that is released commercially is substantial.

• There are large periods of unemployment for many individuals involved in motion picture production.

   We believe that these observations suggest that the capacity to create motions pictures, in terms of employable professionals, is far higher than the current demand of existing film production companies for these services. However, we also believe that growth in motion picture consumption worldwide has created increased demand for original motion pictures in general. As a result, we anticipate that the underemployed, or unemployed, directors, writers and other film professionals could help fill a void for low cost, quality original motion picture production, given the right mix of incentives and business structure.

   Successfully creating such low cost, but relatively high quality pictures might result in a higher per picture financial return and a lower breakeven point for each film produced. Also, by distributing these pictures primarily through in-house distribution professionals, the per picture return might be increased even further, enabling more motion pictures to be produced by us annually and thereby diversifying the risk associated with any single film project. These beliefs form the foundation for our planned business model and strategy.

Our Business Model For The New Dstage.com Subsidiary

Our business model for the new Dstage.com subsidiary is based upon the same primary assumptions we have held since inception. We assume that entrepreneurs, inventors, developers and other parties conceiving new ventures, products and solutions often expend a preponderance of their early efforts seeking cash investments to fund initial development activities. In most cases, these parties do not hold a comparative advantage in raising funds, structuring a new venture, developing a comprehensive and compelling business strategy and recruiting vendors that share a common commitment to the new venture or product.

By creating a critical mass of professional service providers across a broad range of disciplines and industries, and combining this experience with access to a library of licensed technologies, applications, code and other intellectual property, we believe a sufficiently large collection of intellectual capital can be developed. We also believe that once a large enough collection of these resources has been acquired and positioned for direct placement into development stage ventures, inventors and entrepreneurs pursuing unique concepts (“Concept Sponsors”) and engaging our approach to venture formation should stand to gain two key advantages over their competitors. First, we believe our system should decrease the time they should have to expend raising startup funding, since venture defining resources should be available for immediate use by those conceiving new ventures. According to our model and assumptions, this should increase the amount of effort Concept Sponsors can spend moving their ventures or products to the next stage of development. Second, we believe our system stands to increase both the quantity and quality of intellectual inputs during the earliest stages of venture development. Should this occur, we hope that founders of untested ventures and products engaging our approach can benefit from a reduction in economic risks.

We assume that by compensating resource providers (“Concept Affiliates”) primarily with equity, as opposed to cash, members of our network and other parties using our approach stand to gain a number of potential benefits. We believe that parties motivated by immediate cash compensation typically hold a significantly shorter-term view than parties compensated by equity. Although parties compensated by equity bear the risk that their efforts never yield positive financial results, they also stand to potentially gain a much higher return on their efforts. Under our model, Dstage.com should act as a community and central repository for intellectual capital poised for direct placement into what is expected to be promising development stage ventures. We plan that our model should facilitate spreading many of the risks, associated with contributing intellectual capital to development stage companies, across a growing collection of participating startup ventures.

Business of Issuer

Principal Products or Services and Their Markets

   We intend to engage in the development, production, marketing and distribution of original motion pictures. Our objective is to develop, produce, market and distribute 12 pictures annually with budgets fixed at one million dollars ($1,000,000) per picture. The elements of the budget include $500,000 in cash, $200,000 in deferments, $200,000 in corporate contributions and $100,000 in our common stock. Each picture is expected to have a 12 month production cycle, including 6 months of pre-production, 2 months of physical production and 4 months of post-production. Our plan is to market and distribute all of our pictures ourselves, thereby keeping as much control as possible over the revenues generated by our productions.

Cash Component

Our plan is to raise sufficient capital to finance our first sixteen months of operations, production and distribution activities, the time period management feels it will take for us to realize ongoing revenues substantial enough to maintain monthly operating, production and distribution expenses. We plan to file a SB-2 registration statement during the second quarter of 2004. We will not be able to commence our plan to develop, produce, market and distribute 12 pictures annually until we have raised the necessary capital. In the event we are unable to secure this funding on a timely basis, our ability to implement our plan would be jeopardized. See “Risk Factors”.

Deferment Component

A majority of line items in the budgets will have a deferment component. In addition to cash payments, each individual and vendor would receive a deferment, or delayed payment, which we anticipate to pay out of revenues generated by our films.

Corporate Contribution Component

We anticipate providing each film produced by us certain items in the budget that normally would have to be either rented or purchased from a third party vendor. These “in-kind” contributions may include cameras, lights, grip and electrical equipment, vehicles, legal and accounting services, certain executive producer and producer services, production and location offices and other goods and services to be determined on a film by film basis.

Common Stock Component

We plan to issue every individual working on our films shares of our $.001 par value common stock as part of their compensation package or vendor contract. We anticipate that this common stock component will enhance each individual or vendor’s consideration to such an extent that these individuals and entities will continue to work with us within the parameters of our budget model.

Key Components of the Production Process

   The key components of motion picture production are generally viewed as consisting of development, pre-production, production or principal photography, post-production, marketing and distribution. While these terms are used in similar ways by many major studios and independent productions, the relative resources of the parties involved in producing an original motion picture have a meaningful impact on both the scale and scope of the specific activities these components are comprised of. For example, in a major studio production, the post-production phase may include use of numerous special effects professionals and companies, composers and music editors, in addition to other personnel. This is in contrast to many independent productions that might be able to fit a music editor into their budget, but may not be able to afford hiring a composer to create an original score, much less an orchestra to perform and record the score. Similarly, many independent productions might not be able to afford hiring a leading special effects company for months at a time, but may be able to fit some stock special effects footage into a production or hire an editor that also has some experience with editing special effects. As our business model depends to a large extent on our ability to efficiently mitigate some of these differences, our description of the motion picture production process includes certain references to our perception of differences between major studio productions and independent productions.

Development

   In general, the development phase of motion picture production begins with converting a concept or literary work into a script. In certain cases, a completed script, or screenplay, may already exist, and require a studio or independent producer to acquire rights to the script. Such rights could be an outright purchase of a literary work or an option to purchase the literary work or script. In the case of a major studio, the next steps in the development phase of a motion picture could often involve developing a budget, getting contingent commitments from talent such as directors and cast members, and assessing the overall creative potential of the project. Independent productions generally conduct similar activities; the key difference is often that an independent producer has substantially less financial and human resources with which to execute these activities. As a result, certain independent productions must seek external financing from private investment sources to enable shaping the motion picture concept into an attractive package that could hopefully result in raising additional funds needed to actually produce the motion picture.

   In the case of studios and independent production companies, their staffs actively seek and participate on the acquisition of completed scripts or developing scripts into motion picture projects, usually with either in-house producers or non-affiliated producers who specific projects they desire to produce. Once the screenplay or story rights have been secured, talent is lined up, a budget and production schedule has been created, the package is presented to decision-makers at the studio or independent production company that either approves the project, or “greenlights” the project, or declines the project. If the project is approved, it moves into the pre-production phase.

   The decision whether to “greenlight,” or proceed with production of, a film is a diligent process that typically involves numerous key executives of a major studio, in contrast to an independent company where possibly the entire process might be handled by just one person. Generally, the production division presents projects to a committee comprised of the heads of a studio’s production, distribution, home entertainment, international, legal and finance departments. In this process, scripts are discussed for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division’s initial budget. They also discuss talent and story elements that could make the product more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. The studio’s finance and legal professionals review all of the projections, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success. The studio may seek to mitigate the financial risk associated with film production by negotiating co-production agreements, pre-selling international distribution rights and capitalizing on government subsidies and tax credits. In addition, a studio might attempt to minimize its production exposure by structuring deals with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing up-front payments.

Pre-Production

In general, the pre-production phase of motion picture production involves executing binding engagements of creative personnel, scouting and securing locations for principal photography, firming up the filming schedule and budget, and taking all other steps necessary to facilitate actual filming during the production, or principal photography phase.

Production/Principal Photography

Principal photography, or production, is the phase where actual filming of the motion picture takes place. The actors, producers, directors, staff, locations and equipment that were engaged and planned for in the pre-production phase must be brought together to create the primary film footage that should enable a meaningful creative work to be edited into a quality finished product. While the planning that took place during the pre-production phase is a critical success factor, a large amount of uncertainties exist that can positively, or negatively, impact outcomes of the production phase. For example, weather may cause delays in the shooting schedule, talent may become injured or sick and the director may not be able to extract the quality of performances desired from actors. In the case of a major studio production, access to capital may enable more resources to be deployed to mitigate these risks. In the case of an independent production, these uncontrollable factors may be more likely to result in the failure to complete a motion picture of the quality envisioned during the pre-production phase.

Post-Production

Following the last date of principal photography, the film footage produced during that phase enters the post-production phase. Post-production is the phase where the film footage captured in the production phase is enhanced and edited into a form that should, hopefully, strike a cord with the target audience upon release of the completed motion picture. This phase includes activities such as adding voices as needed, opticals, music, special effects, soundtracks, and even additional film footage. These elements must be brought together symbiotically, to create a completed negative ready to be converted into release prints. This phase has a substantial impact on how an audience perceives the work that was performed during the principal photography phase. For instance, although the performances of actors and directors may have been excellent during the principal photography phase, if the sound, sequence of visuals and events are not brought together in the proper manner, the end result may not be artistically or commercially viable. For major studios, hiring the best available consultants, editors or other parties to remedy, at least partially, such an outcome can often mitigate such an event. Few independent productions can access such resources without exceeding the projected revenues required to deliver a potential return to their investors.

The Motion Picture Industry

The motion picture industry consists of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures. Distribution involves the promotion and exploitation of motion pictures throughout the world in a variety of media, including theatrical exhibition, home entertainment, television and other ancillary markets.

The U.S. motion picture industry can be divided into major studios and independent companies, with the major studios accounting for a large majority of the number of theatrical releases. The major studios are MGM (including UA Films and Orion), The Walt Disney Company (including Buena Vista, Touchstone and Miramax Films), Paramount Pictures Corporation, Sony Pictures Entertainment, Inc. (including Columbia Pictures), Twentieth Century Fox Film Corp., Vivendi Universal Entertainment LLLP (including Universal Studios and Universal Focus) and Warner Bros. (including Turner, New Line Cinema and Castle Rock Entertainment). The major studios are typically large diversified corporations that have strong relationships with creative talent, exhibitors and others involved in the entertainment industry, and have global film production and distribution capabilities.

Historically, the major studios have produced and distributed the majority of high grossing theatrical motion pictures released annually in the United States. In addition, most of the studios have created or accumulated substantial and valuable motion picture libraries that generate significant revenues. These revenues can provide the major studios with a stable source of earnings that partially offsets the variations in the financial performance of their current motion picture releases and other aspects of their motion picture operations.

The independent companies generally have more limited production and distribution capabilities than do the major studios. While certain independent companies may produce as many films as a major studio in any year, independent motion pictures typically have lower negative costs and are not as widely released as motion pictures produced and distributed by the major studios. Additionally, the independent companies may have limited or no internal distribution capability and may rely on the major studios for distribution and financing.

According to the Motion Picture Association of America, the motion picture industry is large and growing. Moreover, this growth is increasing both domestically and internationally.

After a record breaking year in 2002, the U.S. Box Office continued its momentum, grossing $9.49 billion in 2003. U.S. Box Office continued its success with a strong slate of movies released in the summer of 2003, with summer box office receipts reaching $3.97 billion, up 11% compared to summer 2002. Overall, the top twenty films of 2003 made up 37.9% of the total U.S. Box Office. Between 1953 and 2003, a span of 50 years, the U.S. Box Office has gone from $1.34 billion in gross receipts in 1953 to an all time high of $9.52 billion in 2002, before settling back to $9.49 billion in 2003.

Even more astonishing is the fact that in 2003, only 593 films were produced and only 473 films were released theatrically. The average new release earned $20.7 million at the U.S. Box Office. Of the 473 films released, 459 were new releases, while 14 were reissued films.

Worldwide Box Office increased 3% from last year, racking up $20.3 billion in gross receipts. The increase can be attributed to box office growth in the international market, which is up 5% and reached the $10 billion mark for the first time. Europe, the Middle East and Africa comprised more than half of the international box office, accounting for 54% of the total with $5.58 billion in receipts. Asia-Pacific Box Office remained relatively constant with $3.7 billion in 2003.

U.S. admissions decreased 4% to 1.57 billion in the wake of 2002’s record 1.64 billion admissions, however it remains the second highest admissions figure of all time, and almost 87 million tickets ahead of 2001.

Worldwide admissions dropped from the 2002 record 9.1 billion to 8.6 billion in 2003, with 2003 attendance still ahead of 2000 and 2001.

The number of theatrical screens in the U.S. increased 1.4% to 35,786 in 2003. This is the first increase in screens since 2000. While theatrical screens are rebounding, digital screens are growing rapidly. In 2003, the number of worldwide digital screens continued its double-digit growth, climbing 38% to 171 screens. To put this number of digital screens in a better perspective, in 1999 there were 12 digital screens worldwide.

• Between 1987 and 2003, gross domestic box office revenues more than doubled, to $9.49 billion from $4.253 billion in 1987

• The increase in gross domestic box office revenue from 2001 to 2002, an increase of 13.2%, was the largest such growth experienced in the industry in over 20 years. 2003 domestic gross held strong, dipping 3% from the record 2002 domestic gross of $9.52 billion.

• In the past decade, admissions have increased nearly 27%, up 330 million. In 2002, motion picture theatrical attendance in the United States grew at the fastest rate since 1957, increase from 1.487 billion admissions in 2001 to 1.639 billion admissions in 2002, a 10.2% increase. Admissions, like gross domestic box office, held strong in 2003, with 1.57 billion admissions.

• For the past seven years, each U.S. resident attended an average of at least 5 movies per year. In 2003, the average was 5.4, up from 4.4 in 1985.

• The average annual admission price was $6.03, up 3.8% over the previous year.

• The average box office revenue for a new film release was $20.7 million in 2003, compared to $21.2 million in 2002.

• Of the 459 films released theatrically in 2003, 194 were released by the major studios. 265 were released by all others.

• Between 1968 and 2003, 58% of the top grossing films released theatrically were rated “R”, 22% were rated “PG”, 11% were rated “PG-13”, 7% were rated “G” and 2% were rated “NC-17/X”.

• In 2003, 60% of the top grossing films were rated PG-13, 20% were rated R, 15% were rated PG and 5% were rated G.

• The average budget of a major studio film in 2003 was $63.8 million. In 1983, the average was $11.9 million. The average marketing budget was $39 million in 2003, a 28% increase over 2002, due to a significant increase in the cost of advertising on television, which represents 39% of the total advertising costs for new releases. In 1983, the average was $5.2 million.

• The total average cost to produce and launch a studio film in 2003 was $102.9 million. In 1983, the total average cost to produce and launch a studio film was $17.1 million.

• Between 1993 and 1999, the average budget of a studio film increased 97.7%, from $29.9 million in 1993 to $51.5 million in 1999.

• The average budget of a major studio subsidiary/classic or specialty/independent type film (i.e. Fox Searchlight, New Line, Fine Line, Miramax, Sony Pictures Classics, etc.)in 2003 was $46.9 million, a 154.9% increase over the 1999 average of $18.4 million and a 37.7% increase over 2002’s average of $34 million. The average marketing budget was $14.7 million in 2003. In 1999, the average was $6.5 million.

• The total average cost to produce and launch a major studio subsidiary or specialty/independent type film in 2003 was $61.6 million. In 1999, the total average cost to produce and launch a major studio subsidiary or specialty/independent type film was $24.9 million.

• Between 1980 and 2003, there was a 103.4% increase in the total number of screens. There was a 153% increase in the number of indoor screens and an 81.8% decrease in the number of drive-in screens.

• Between 1995 and 2003, the total number of theaters in the U.S. decreased by 21.7%.

• In 2003, there were 6,066 total theaters in the U.S. 5,658 were indoor theaters, 408 were drive-in theaters. In 1980, there were 17,590 total theaters, with 14,029 indoor and 3,561 drive-in theaters.

• In 2003, 40% of the screens were miniplexes (2 to 7 screens), 28% were single screen, 24% were multiplexes (8 to 15 screens) and 8% were megaplexes (16 or more screens).

• In 2003, preliminary estimates show a total of 350,600 employees in the U.S. motion picture industry and associated fields. Of that number, 183,500 are involved in production and services, with 137,700 in the theater and video/DVD rental sector and 29,500 employed in related fields.

• Between 1990 and 2003, the number of cable and satellite television channels increased 372% from 60 cable channels in 1990 to 283 cable and satellite channels in 2003.

• Total rental and sell-through of motion picture video DVDs to dealers in the United States increased from 729.9 million units in 2002 to 1,096.2 billion in 2002, an increase of 50.2%, reflecting the continued growth in DVD use by consumers. Since 1998, this sector has seen an increase of 3,095.9% in DVD sales to dealers.

• Total sales of motion picture video cassettes to dealers in the United States decreased from 481.1 million units in 2002 to 293.6 million in 2003, a 39% decrease, also reflecting the continuing growth in DVD use by consumers.

• There are currently over 29,000 titles available on DVD. In 1999, there were 5,000.

• In 2003, 21,994,389 DVD players were purchased by retailers, a 28.7% increase over 2002, when 17,089,823 were purchased.

• In 2003, 33,700,000 DVD players were sold to U.S. consumers, an increase of 34.3% over 2002, when 25,100,000 were sold.

• The average price of a DVD title in 2003 was $20.15. In 1999 the average was $25.53.

• Factory sales of digital TV sets and displays continue to rise, with 3.9 million units sold in 2003, compared to 2.5 million units sold in 2002. The average unit has dropped in price from $2,433 in 1999 to $1,441 in 2003. Total sales in 2003 reached $6.149 billion.

• In the U.S., of the 110.3 million homes, 108.4 million, or 98.3%, have television. Of the 108.4 million homes that have television, 46.7 million, or 43.1%, have DVD players. That represents an increase of 20.3% over 2002, and 3,790.8% increase since 1998. In comparison, 62.2 million homes have internet access. 21.7 million homes have broadband services.

• 73.9 million homes, or 68.1% of the 108.4 million homes with television, have basic cable. That represents an increase of 2.2% over 2002. 40 million have pay cable services, an increase of 16.1% over 2002. According to the FCC, as of July, 2002, the average subscriber paid $14.45 per month for basic cable and $37.07 per month for expanded basic, or pay, cable. 36 million of these homes have set-top boxes that can be tracked to an exact location in the home.

• Preliminary reports show that at the end of 2003, 24.5 million homes subscribed to digital cable, a 15% increase over 2002. 19.4 million homes have satellite service.

• Video on Demand (“VOD”), an advanced pay-per-view programming service which enables viewers to order and watch movies on demand and to pause, rewind or fast-forward them, according to 2003 preliminary numbers, is available in 9.5 million households, or approximately 8.8% of homes with televisions. VOD consumer spending is projected at $167.8 million for 2003, compared to $101.8 million in 2002. According to Adams Media Research, the average VOD price was $3.95.

Despite the attractiveness this growth suggests, the motion picture business remains a very risky industry. Studios and independent producer’s must be able to finance a project, complete production, execute a successful distribution strategy, obtain favorable press and compete with an unknown quantity of competing releases. These are just some of the factors that impact the commercial success or failure of a film project.

The Industry Process

Motion Picture Production

The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer of the motion picture or the development of an original screenplay based upon a story line or scenario conceived or acquired by the producer. In the development phase, the producer may seek production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget are prepared. At the end of this phase, the decision is made whether or not to “greenlight,” or approve for production, the motion picture.

After greenlighting, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed, finalizes the filming schedule and production budget, obtains insurance or self insures and secures completion guaranties, if necessary. Moreover, the producer establishes filming locations, secures any necessary studio facilities and stages and prepares for the start of actual filming.

Principal photography, or the actual physical principal production and filming of the screenplay, generally extends on the average from 4 to 16 weeks, with some schedules extending out as much as 52 weeks, depending upon such factors as budget, location, weather and complications inherent in the screenplay. Following completion of principal photography, the motion picture enters what is typically referred to as post-production. In this phase, the motion picture is edited; opticals, dialogue, music and any special effects are added; and voice, effects and music soundtracks and pictures are synchronized. This results in the production of the negative from which release prints of the motion picture are made. Major studios and independent film companies hire editors, composers and special effects technicians on the basis of their suitability for a particular picture.

The production and marketing of theatrical motion pictures at the studio level requires substantial capital. The costs of producing and marketing motion pictures have increased substantially in recent years. These costs may continue to increase in the future at rates greater than normal inflation, thereby increasing the costs to us of our motion pictures. Production costs and marketing costs are generally rising at a faster rate than increases in either domestic admissions to movie theaters or admission ticket prices, leaving all producers of motion pictures more dependent on other media, such as home entertainment, television, and foreign markets.

Motion Picture Distribution

The distribution of a motion picture involves the licensing of the picture for distribution or exploitation in various markets, both domestically and internationally, pursuant to a release pattern. These markets include theatrical exhibition, non-theatrical exhibition (which includes airlines, hotels and armed forces facilities), home entertainment (including rental and sell-through of video and DVD), presentation on television (including pay-per-view, pay, network, syndication and basic cable) and marketing of the other rights in the picture and underlying literary property, which may include publishing, merchandising and soundtracks. The domestic and international markets generally follow the same release pattern, with the starting date of the release in the international market varying from being concurrent with the domestic theatrical release to being as long as nine months afterwards. A motion picture typically is distributed by a major studio or one or more distributors that acquire rights from a studio or other producer in one or more markets or media or a combination of the foregoing.

Both major studios and independent film companies often acquire pictures for distribution through a customary industry arrangement known as a “negative pickup,” under which the studio or independent film company agrees before commencement of or during production to acquire from a production company all domestic rights, and in some cases some or all of the foreign rights, to a film upon completion of production, and also acquire completed films, as well as all associated obligations.

Cost Structure

General

In the motion picture industry, the largest component of the cost of producing a motion picture generally is the negative cost, which includes the “above-the-line” and “below-the-line” costs of producing the film. Above-the-line costs are costs related to the acquisition of picture rights and the costs associated with the producer, the director, the writer and the principal cast. Below-the-line costs are the remaining costs involved in producing the picture, such as film studio rental, principal photography, sound and editing.

Distribution expenses consist primarily of the costs of advertising and preparing release prints. The costs of advertising associated with a major domestic theatrical motion picture release are significant and typically involve national and target market media campaigns, as well as public appearances of a film’s stars. These advertising costs are separate from the advertising costs associated with other domestic distribution channels and the international market.

The major studios generally fund production costs from cash flow generated by motion picture and related distribution activities or bank and other financing methods. The independent production companies typically use a plethora of creative financing techniques to fund production. Over the past decade, expenses in the motion picture industry have increased rapidly as a result of increased production costs and distribution expenses. Additionally, each of the major studios must fund substantial overhead costs, consisting primarily of salaries and related costs of the production, distribution and administrative staffs, as well as facilities costs and other recurring overhead. Independent production companies, while usually not faced with major overhead costs, nevertheless have to function outside the studio system and as a result in many cases they do not have access to the studio structure, which can make the process of getting a specific film made more difficult and, in some isolated instances, more expensive.

Collective Bargaining Agreements

Feature films produced by the major studios and independent production companies in the United States generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America expires on May 1, 2004 and the collective bargaining agreement with the Screen Actors Guild expires on June 30, 2004. Negotiations for new agreements with the Screen Actors Guild have commenced, and negotiations with the Writers Guild of America are expected to commence in the near future. The Directors Guild of America collective bargaining agreement expires on June 30, 2005. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399, which represents significant numbers of persons within the motion picture industry, expires on July 31, 2004 and the collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and thereby could adversely affect our potential future cash flow and revenues.

Industry Compensation Arrangements

Most of the creative and production personnel that work on a movie are short-term employees or "for hire" contractors who are compensated for their services at a predetermined rate. It is also customary in the motion picture industry to pay contingent compensation over and above these fees to certain key employees and contractors.

Three customary contingent compensation arrangements in the industry include:

1. Fixed Deferrals

Key creative personnel, including the director, producer, writer and actors, often negotiate fixed deferral payments of flat fees tied to a film's financial returns. This is a major component of our business model.

2. Residual Payments

The principal collective bargaining organizations for personnel within the movie industry are: the Directors Guild of America, or DGA; the Writer's Guild of America, or WGA; the Screen Actors Guild, or SAG; the American Federation of Musicians, or AFM; and the International Alliance of Theatrical Stage Employees, or IATSE. When a movie producer involves members of these organizations in a film, they are required to comply with certain residual payment obligations. These obligations are set forth in agreements between these organizations and the AMPTP (which represents the major studios) and provide that a percentage of a film's gross revenues in certain markets must be paid to these organizations for the benefit of their members. As an example, SAG currently requires payment of between 4.5% and 5.4% of the gross revenue attributable to videocassette exploitation and 3.6% of television exploitation, with no residuals due for theatrical exploitation. We may be required to accrue and pay standard residual payments based on the collective bargaining agreements associated with one of our creative teams. These residual payments are based upon gross revenues in certain markets and may therefore, depending upon our distribution arrangements, reduce our revenues in various markets and release windows.

3. Profit Participations

The last form of contingent compensation is a "profit participation", which entitles the recipient to additional compensation based on the financial performance of a particular motion picture. Granting profit participation to certain key creative personnel is common for both larger studio films as well as smaller independent films. For independent movies, this form of contingent compensation is critical to attract quality creative personnel who work for less upfront compensation than they otherwise might receive on a larger, more costly movie. By paying this contingent compensation, producers are able to attract these high quality creative personnel while simultaneously reducing the upfront costs.

Profit Participations Are Typically "Gross" or "Net"

Gross profit participation, granted in extremely rare cases where the importance of the actor or director is critical, is calculated based on gross revenues before any costs (such as, distribution fees, financing costs and other corporate costs) are deducted.

Net profit participation is far more common, and is the arrangement we plan to use in order to pay a portion of the contingent compensation. Net profit participation is calculated based on net revenues after deducting certain costs of a film, including distribution fees, financing costs and general corporate expenses.

Thus, a gross profit participation receives a percentage of the first dollar received by a film before any costs are deducted, while a net profit participation receives a percentage of revenue remaining after certain costs are deducted. It is the industry standard that the producers retain any remaining percentages in the net participation pool.

Our planned contingent compensation arrangements require performance of duties under applicable contracts and can be forfeited in the event of non-performance or other circumstances. In the instance of forfeiture, this compensation could be granted to other persons who make up the production or management team.

Distribution Methods of the Products or Services

Marketing and Distribution

The key components of motion picture distribution include licensing the film for exploitation in the United States and internationally, marketing the film to and working with exhibitors, promoting the film to and working with members of the entertainment press and marketing the film to the general public. The distribution process involves additional complexities and uncertainties beyond those incurred in producing the motion picture, along with the related capital requirements. As a result, most independent productions rely on agreements with the distribution arms of major studios, sales agents engaged to market the film to a distributor, independent distributors, or a similar partnership arrangement that essentially engages the distribution expertise of a third party to get their production to market.

One of the major roles of a distributor, in addition to their relationships with theatrical and non-theatrical outlets, is the ability of these parties to measure the expected demand for a given motion picture. This is a critical function, because ideally such assessment should help determine an effective advertising and print budget for the project. A motion picture release print is the media that in most cases is used by exhibitors and theaters to present the motion picture to their patrons. The projected demand for a film project can directly influence the number of prints made, which is important because each print is rather costly. Similarly, the number and types of geographic locations, or markets, the film could be released in normally influences the mix and cost of advertising expenditures. According to the MPAA, the average advertising expenditures incurred by their members in marketing a single theatrical release was $34.84 million in 2003. The average print expenditures incurred by their members in marketing a single theatrical release was $4.21 million in 2003. Together, the average print and advertising costs per release per member, as reported by the MPAA, totaled $39 million. Combining this total with the $63.8 million reported average MPAA member costs to produce film, or motion picture negative, results in an average production and distribution cost of $102.9 million. When one considers that the average box office revenue per release for these members was only $41.6 million, and for all new releases the average was $20.7 million, the financial risks of distributing and producing a motion picture should become clearer. Very few independent productions have direct access to such capital, making their reliance on distributors and distribution partners essential.

In general, an independent production attempts to enter into an agreement with a sales agent, or distributor, by which the distributor plans to market the film to outlets and consumers. The amount of the distributor’s fee, and therefore the amount of remaining profits, if any, is largely dependent on the films anticipated gross receipts, and how contract terms define the gross receipts. As a result, such fees can vary greatly depending on the nature of the distribution contract as well as the scale and timing of gross receipts. Under some arrangements fees can be as low as 12.5%, in others 35%, or even higher.

In most cases, the distributor offers to pay for prints and advertising, sparing the independent production these up front, fixed costs and the associated risk. However, as the film generates gross receipts, the distributor has the ability to offset the percentage of such receipts otherwise payable to the independent production by the amount expended for prints and advertisements until the distributor has recouped such amount. Such arrangements are sometimes referred to as a net agreement, or net deal. In other cases, an independent production may negotiate to receive its share of the proceeds as gross receipts materialize. Under this type of arrangement, the distributor might still pay for prints and advertising, but might take a higher share of the gross receipts than otherwise payable under a net agreement.

Foreign Distribution

Foreign distribution is generally taken care of by a distributor which coordinates worldwide sales in all territories and media. Overseas film sales companies rely on local subdistributors to physically deliver the motion picture and related marketing materials and to collect revenues from local exhibitors and other local distributors of the film. Typically, the territorial rights for a specific medium such as television exhibition are sold for a "cycle" of approximately seven years to fifteen years, and in some cases even longer, after which the rights become available for additional cycles.

Foreign distribution is normally handled in one of the following ways:

1. Sales Agency Representation. A Sales Agent undertakes to represent and license a motion picture in all markets and media on a best-efforts basis, with no guarantees or advances, for a fee ranging from 12.5% to 25%, and typically for a term ranging from seven to fifteen years.

2. Distribution. A distributor may provide the producer of the film a guarantee of a portion of the budget of the project. This guarantee may be in the form of a bank commitment to the producer, secured by license agreements with foreign licensees, which is used by the producer to finance the production.

Typically, a distributor would receive a distribution fee ranging from 12.5% to 35% over a term ranging from 15 years to perpetuity. In addition, the distributor may negotiate, or otherwise acquire, a profit participation in the film project.

Once the rights to a picture are obtained (either as sales agent or distributor with minimum guarantee), the distributor then seeks to license its rights to subdistributors in the territories for which it has acquired distribution rights. In general, the grant of rights to the subdistributors includes all media in their respective territories other than satellite, although satellite is included in some subdistributors' territories.

The subdistributor in each territory generally pays for its distribution rights with a down payment at the time the contract is executed with the balance due upon delivery of the picture to the subdistributor. In some cases, payments may be extended over a longer period of time, especially when the production does not live up to the expectations of the subdistributor. Delivery normally occurs upon the distributor’s acceptance of the master negative and its obtaining access to certain items necessary for the distribution of the film. In some instances, the subdistributors' obligations for the payment due on delivery can be secured by a letter of credit.

Most films are sold either directly to a buyer that has a pre-existing relationship with the distributor, or at one of the several film markets that take place throughout the world. Although there are a number of film markets each quarter, historically, major sales take place primarily at the MIF in Cannes, France each May and at the American Film Market in Los Angeles, each November.

In general, after cash advances to a subdistributor, if any, are recouped, the distributor applies the distribution receipts from its subdistributors first to the payment of commissions due to the distributor, then second to the recovery of certain distribution expenses, then to the reimbursement of the distributor for its minimum guarantee or advance, if any, and then finally any remaining distribution receipts are shared by the distributor and the producer according to the percentages negotiated in the agreement between the distributor and the producer.

Status of any Publicly Announced New Product or Service

On April 12, 2004, we announced plans for our new business model, including the procedure through which we plan to change our name and officially become Camelot Entertainment Group, Inc. We also announced the contract between us and Corporate Awareness Professionals, which provides among other things our initial project funding through their option to purchase common stock from us during 2004.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Competitive Strengths

   To achieve our goals of being a leading independent producer and distributor of feature films, we plan to exploit our competitive advantages, which we believe includes our experience in developing, preparing, producing, finishing, marketing and distributing low budget, independent films utilizing a unique and efficient business model that attempts to minimize costs while maximizing quality and ultimately attracting the broadest possible consumer base for our productions. We believe that once our initial slate of pictures begins to reach market, our reputation and ability to produce and distribute quality films at the lowest possible price while at the same time maximizing economic potential for all those working with us should make us an attractive place for independent filmmakers, whether new or experienced, whether young or old.

Our disciplined approach to the development, preparation, production, post-production, marketing and distribution of feature film content should hopefully enable us to establish and maintain a distinct competitive advantage. By seeking to minimize the financial risks often associated with film production, marketing and distribution by negotiating co-production agreements, pre-selling international distribution rights, capitalizing on government subsidies and tax credits, structuring efficient production schedules and crafting agreements with key talent attracted to the films we develop and produce, we plan to provide a unique environment where independent film can flourish, albeit in a fiscally responsible manner. In each production, we plan to attempt to minimize our financial exposure by structuring deals with talent that provide for their participation in the financial success of the motion picture in exchange for reduced up-front payments. Although the steps that we take to manage these risks may, in some cases, limit the potential revenues of a particular project, we believe that our approach to the motion picture business creates operating and financial stability for us.

Competition

We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural activities. We compete with the major studios, numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. As mentioned above, we compete with major domestic film studios which are conglomerate corporations with assets and resources substantially greater than ours, including several specialty or classic divisions.

We compete with major film studios and their classic divisions including:

• The Walt Disney Company, including Miramax;

• Paramount Pictures Corporation;

• Universal Pictures, including Universal Focus;

• Sony Pictures Entertainment, including Sony Pictures Classics;

• Twentieth Century Fox, including Fox Searchlight; and

• Warner Brothers Inc., including New Line Cinema.

   Predicting the success of a motion picture is difficult and highly subjective, as it is not possible to accurately predict audience acceptance of a particular motion picture. Our strategy is to assemble a creative team, screenplay and cast that we believe has the potential for commercial success. In order to evaluate our potential to obtain distribution and appeal to an audience, we will attempt to use the following criteria: an exceptional story, compelling character roles, recognizable actors and actresses, an established and respected director, experienced producer, and a relatively low production budget.

The success of any of our motion pictures is dependent not only on the quality and acceptance of a particular picture, but also on the quality and acceptance of other competing motion pictures released into the marketplace at or near the same time. The number of films released by our competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, thereby potentially reducing our share of gross box office admissions and making it more difficult for our films to succeed.

With respect to our domestic theatrical releasing operations, a substantial majority of the motion picture screens in the United States typically are committed at any one time to films distributed nationally by the major film studios, which generally buy large amounts of advertising on television and radio and in newspapers and can command greater access to available screens. Although some movie theaters specialize in the exhibition of independent, specialized motion pictures and art-house films, there is intense competition for screen availability for these films as well. Given the substantial number of motion pictures released theatrically in the United States each year, competition for exhibition outlets and audiences is intense.

Competition is also intense in supplying motion pictures and other programming for the pay television, syndicated television and home video markets. Numerous organizations with which we expect to compete with that also distribute to the pay television, syndicated television and home video markets have significantly greater financial and other resources than us.

   In addition, there also have been rapid technological changes over the past fifteen years. Although technological developments have resulted in the creation of additional revenue sources from the licensing of rights with respect to new media, these developments also have resulted in increased popularity and availability of alternative and competing forms of leisure time entertainment including pay/cable television programming and home entertainment equipment such as DVD’s, videocassettes, interactive games and computer/Internet use.

   The entertainment industry in general, and the motion picture industry in particular, are continuing to undergo significant changes, primarily due to these technological developments. For example, as motion pictures begin to be distributed using emerging technologies such as digital delivery, the Internet and online services, the ability to protect intellectual property rights in motion pictures could be threatened by advances in technology that enable digital piracy. This is because digital formats currently do not contain mechanisms for tracking the source or ownership of digital content. As a result, users may be able to download and distribute unauthorized or “pirated” copies of copyrighted motion pictures over the Internet. In addition, there could be increased proliferation of devices capable of making unauthorized copies of motion pictures. As long as pirated content is available to download digitally, many consumers may choose to digitally download such pirated motion pictures rather than paying for legitimate motion pictures. Digital piracy of our films may adversely impact the gross receipts received from the exploitation of such films. Due to this rapid growth of technology and with it, piracy, as well as shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors could have on the potential revenue and profitability of feature-length motion pictures.

Majors and the Independents

   The major studios, which historically have produced and distributed the vast majority of high-grossing theatrical motion pictures released annually in the United States, are typically large, diversified corporations that have strong relationships with creative talent, television broadcasters and channels, Internet service providers, movie theater owners and others involved in the entertainment industry. The major studios also typically have extensive national or worldwide distribution organizations and own extensive motion picture libraries. Motion picture libraries, consisting of motion picture copyrights and distribution rights owned or controlled by a film company, can be valuable assets capable of generating revenues from worldwide commercial exploitation in existing media and markets, and potentially in future media and markets resulting from new technologies and applications.

   The major studios also may own or be affiliated with companies that own other entertainment related assets such as music and merchandising operations and theme parks. The major studios' motion picture libraries and other entertainment assets may provide a stable source of earnings which can offset the variations in the financial performance of their new motion picture releases and other aspects of their motion picture operations.

   During the past 15 years, independent production and distribution companies, many with financial and other ties to the major studios, have played an important role in the production and distribution of motion pictures for the worldwide feature film market.

   These companies include:

• Miramax Films Corporation, now owned by The Walt Disney Company, which produced Chicago, The Hours, Gangs of New York, Scary Movie, the Scream film series, Shakespeare in Love and Chocolat;

• New Line Cinema Corporation/Fine Line Features, now owned by AOL/Time Warner, which produced the Lord of the Rings series, the Austin Powers films, The Mask, Teenage Mutant Ninja Turtles and the Nightmare on Elm Street series;

• U.S.A Films (formerly October Films and now owned by Vivendi/Universal), which produced Traffic, Secrets & Lies and Breaking the Waves together with Gramercy Pictures, which produced Dead Man Walking and Fargo, is part of U.S.A Films and U.S.A Network;

   As a result of consolidation in the domestic motion picture industry, a number of previously independent producers and distributors have been acquired or are otherwise affiliated with major studios. However, there are also a large number of other production and distribution companies that produce and distribute motion pictures that have not been acquired or become affiliated with the major studios.

   These companies include:

•Lion's Gate Films, which produced and distributed Narc, Frailty, Monster's Ball and American Psycho; and its newly acquired subsidiary, Artisan Entertainment Inc., which distributed Boat Trip, National Lampoon's Van Wilder and The Blair Witch Project.

   In contrast to the major studios, independent production and distribution companies generally produce and distribute fewer motion pictures and do not own production studios, national or worldwide distribution organizations, associated businesses or extensive film libraries which can generate gross revenues sufficient to offset overhead, service debt or generate significant cash flow.

   The motion picture industry is a world-wide industry. In addition to the production and distribution of motion pictures in the United States, motion picture distributors generate substantial revenues from the exploitation of motion pictures internationally. In recent years, there has been a substantial increase in the amount of filmed entertainment revenue generated by U.S. motion picture distributors from foreign sources.

   International revenues of motion picture distributors from filmed entertainment grew from approximately $1.1 billion in 1990 to approximately $10.86 billion in 2003. This growth has been due to a number of factors, including the general worldwide acceptance of and demand for motion pictures produced in the United States, the privatization of many foreign television industries, growth in the number of foreign households with videocassette and DVD players and growth in the number of foreign theater screens.

   Many countries and territories, such as Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Russia, Spain and the United Kingdom have substantial indigenous film industries. As in the United States, in a number of these countries the film industry, and in some cases, the entertainment industry, in general, is dominated by a small number of companies that maintain large and diversified production and distribution operations.

   However, like in the United States, in most of these countries, there are also smaller, independent, motion picture production and distribution companies. Foreign distribution companies not only distribute motion pictures produced in their countries or regions but also films licensed or sub-licensed from United States production companies and distributors.

   In addition, film companies in many foreign countries produce films not only for local distribution, but also for export to other countries, including the United States. While some foreign language films and foreign English-language films appeal to a wide U.S. audience, most foreign language films distributed in the United States are released on a limited basis because they draw a specialized audience.

The Smaller Independents

   Independent production companies generally avoid incurring overhead costs as substantial as those incurred by the major studios by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a picture-by-picture basis.

   As a result, these companies do not own sound stages and related production facilities, and, accordingly, do not have the fixed payroll, general administrative and other expenses resulting from ownership and operation of a studio.

   Independent production companies also may finance their production activities on a picture-by-picture basis. Sources of funds for independent production companies include bank loans, pre-licensing of distribution rights, foreign government subsidies, equity offerings and joint ventures. Independent production companies generally attempt to obtain all or a substantial portion of their financing of a motion picture prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

   As part of obtaining financing for its films, an independent production company often is required by its lenders and distributors who advance production funds to obtain a completion bond or production completion insurance from an acceptable completion guarantor which names the lenders and applicable distributors as beneficiaries. The guarantor assures the completion of the particular motion picture on a certain date.

   If the motion picture cannot be completed for the agreed upon budgeted cost, the completion guarantor is obligated to pay the additional costs necessary to complete the picture by the agreed upon delivery date. If the completion guarantor fails to timely complete and deliver the motion picture on or before the agreed upon delivery date, the completion guarantor is required to pay the lenders and distributor, if applicable, an amount equal to the aggregate amount the lenders and distributor have loaned or advanced to the independent producer.

   In connection with the production and distribution of a motion picture, major studios and independent production companies generally grant contractual rights to actors, directors, screenwriters, owners of rights and other creative and financial contributors to share in net revenues from a particular motion picture. Except for the most sought-after talent, these third-party participations are generally payable after all distribution fees, marketing expenses, direct production costs and financing costs are recovered in full.

The Guilds

   Major studios and independent film companies in the United States typically incur obligations to pay residuals to various guilds and unions including the Screen Actors Guild, the Directors Guild of America and the Writers Guild of America. Residuals are payments required to be made on a picture-by-picture basis by the motion picture producer to the various guilds and unions arising from the exploitation of a motion picture in markets other than the primary intended market. Residuals are calculated as a percentage of the gross revenues derived from the exploitation of the picture in these ancillary markets.

   The guilds and unions typically obtain a security interest in all of the producer's rights in the motion picture being exploited to ensure satisfaction of the residuals obligation. This security interest usually is subordinate to the security interest of the lenders financing the production cost of the motion picture and the completion bond company guaranteeing completion of the motion picture.

   Under a producer's agreement with the guilds and unions, the producer may transfer the obligation to pay the residuals to a distributor if the distributor assumes the obligation to make the residual payment. If the distributor does not assume those obligations, the producer is obligated to pay those residuals.

Intellectual Property

We regard trademarks as valuable assets and believe that trademarks are an important factor in marketing our products. To that extent, we have filed a trademark application for Camelot Films, our feature film production division. We expect to receive a permanent trademark for Camelot Films during late 2004 or early 2005.

Copyright protection is a serious problem in the videocassette and DVD distribution industry because of the ease with which cassettes and DVDs may be duplicated. In the past, certain countries permitted video pirating to such an extent that many companies did not consider these markets viable for distribution. Our management believes that with new technology, including anti-piracy technology we expect to license in the near future, the problem should be less critical in the future. In the event it is necessary, we could initiate legal action to enforce copyright protection.

The Completion Bond

In order to minimize the risk of budget overruns and to add an additional level of protection for us, a completion bond, also known as a completion guaranty, is expected to be required for each production. A completion bond is a form of insurance which provides that, should the producers of a film run into significant problems completing the film, the bond company would:

• advance any sums in excess of the budget required to complete and deliver the film;

• complete and deliver the film itself; or

• shut-down the production and repay the financier all monies spent thus far to produce the film.

In addition to ensuring that the film is completed within budget, the bond company should also be responsible for ensuring that the film is delivered within a pre-determined schedule, follows the script and is technically suitable for exhibition in theaters. The bond company usually places certain restrictions and limitations on us to ensure that the production is following a pre-determined schedule. For example, the completion bond agreement normally contains a cash flow schedule that sets forth the timing and amounts of cash advances required to finance production of the film. We expect to be required to deposit funds in a specific production account in accordance with this cash flow schedule.

Fees for the completion bond are normally paid out of a particular’s film budget. These fees, or premiums, can range anywhere from 2.5% to 6% of a specific budget. When higher rates are charged, it usually reflects the level of risk involved with a film as determined by the bond company. In most cases, if a high fee is charged initially, the agreement with the bond company will normally contain a rebate provision that kicks in if the bond is not called. We plan to negotiate with a completion bond company to insure our entire slate of films, which will hopefully minimize the costs while standardizing the production requirements as deemed applicable by the bond company.

The completion bond company could have the right to take over a production if they determine that the film is significantly behind schedule or over budget, or that the production is otherwise not proceeding in a satisfactory manner. This could include the right to replace any member of the production team. The involvement of the completion bond company comes to an end when the film is delivered, or production monies are refunded, in accordance with the terms and conditions of the specific completion bond.

In order to receive a completion bond from a reputable company, we normally have to submit a budget, script, shooting schedule and other production elements for their analysis and approval. Typically, a completion bond cannot be issued until all material aspects of the production have been determined, such as final locations, cast and crew. These aspects are normally determined throughout the pre-production phase.

A completion bond is usually subject to a number of important limitations and normally does not reimburse us for losses that result from certain occurrences, including, but not limited to, distribution expenses; residual payments due to creative guilds, such as the Screen Actors Guild; gross or net profit participations granted as contingent compensation to actors or production personnel; elements of the film that are not included in the approved screenplay, budget or production schedule; insolvency; illegal or fraudulent acts; violation of any collective bargaining agreements; failure to obtain any necessary rights to use copyrighted works, such as music; failure to obtain required insurance coverage; failure to fulfill any conditions required by cast members that causes them to abandon their commitment to the film; currency fluctuations in the event the film is produced in another country, such as Canada; natural disasters; acts of war; or other force majeure events.

Product Status

   We have received a commitment for initial project funding which should allow us to commence production on two initial projects. While we have begun negotiations to acquire two scripts we intend to produce, we have yet to physically receive our initial project funding for these pictures and we plan not to commence pre-production until all of the production monies have been received. Once the initial pictures are funded, we expect to begin preparing to initiate a public offering to hopefully raise sufficient capital to implement our overall plan of operation. If sufficient capital is raised, we plan to implement our business plan of developing, producing, marketing and distributing 12 pictures annually. In the event we are unable to raise sufficient capital, our ability to implement our planned business model would be severely affected, which could have a material adverse effect on our business, results of operations or financial condition.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

   Once we begin production, we plan to utilize a number of raw materials contained in such items such as props, make-up, wardrobe, electrical supplies and equipment, construction supplies and equipment, as well as materials from almost every industry. These raw materials are readily available from a wide range of sources and suppliers throughout the world. We plan to identify principal suppliers once we begin the production process.

Dependence on One or a Few Major Customers

   We do not depend on any one customer at this stage of our development. As we plan to market and distribute our films directly to the public, we should not be dependent on one or a few major customers, rather we should be entirely dependent on the willingness of the public to purchase our entertainment product.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company plans to copyright and own all motion pictures that it makes. This should result in the Company building a library of its own product over time.

Need for any Government Approval of Principal Products or Services

Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. We are aware of reports of extensive unauthorized misappropriation of videocassette rights to motion pictures which may include motion pictures distributed by us. Motion picture piracy is an industry-wide problem. The Motion Picture Association of America, an industry trade association, operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of investigations, appropriate legal action may be brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions.

Motion picture piracy is also an international problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia including Korea, China and Taiwan, the countries of the former Soviet Union and other former Eastern bloc countries. In addition to the Motion Picture Association, the Motion Picture Export Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the United States government has publicly considered trade sanctions against specific countries that do not prevent copyright infringement of United States produced motion pictures. We cannot assure you that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, these actions could impact the amount of revenue that we realize from the international exploitation of motion pictures depending upon the countries subject to and the duration of such action. If not enacted or if other measures are not taken, the motion picture industry as a whole, and our business in particular, may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

The Code and Ratings Administration of the Motion Picture Association assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. We plan to submit our motion pictures for these ratings. In certain circumstances, motion pictures that we plan to submit for rating might receive restrictive ratings, including, in some circumstances, the most restrictive rating which prohibits theatrical attendance by persons below the age of seventeen. Unrated motion pictures, or motion pictures receiving the most restrictive rating, may not be exhibited in certain movie theaters or in certain locales, thereby potentially reducing the total revenues generated by these films. United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. In 1997, the major broadcast networks and the major television production companies implemented a system to rate television programs. This television rating system has not had a material adverse effect on the motion pictures distributed by us. However, the possibility exists that the sale of theatrical motion pictures for broadcast on domestic free television may become more difficult because of potential advertiser unwillingness to purchase advertising time on television programs that are rated for limited audiences. We cannot assure you that current and future restrictions on the content of motion pictures may not limit or adversely affect our ability to exploit certain motion pictures in particular territories and media.

United States television stations and networks as well as foreign governments impose content restrictions on motion pictures that may restrict in whole or in part exhibition on television or theaters in a particular territory. There can be no assurance that such restrictions will not limit or alter our ability to exhibit certain motion pictures in such media or markets or that the cost to edit a particular motion picture would be prohibitive, thereby eliminating a possible revenue source for the motion picture.

Effect of Existing or Probable Governmental Regulations on the Business

We expect to be subject to various federal, state and local laws, rules and regulations affecting our affiliates and operations. We and each of our potential partners may be subject to various licensing regulation and reporting requirements by numerous governmental authorities which may include Internet (domestic and worldwide) oversight regulations, production, manufacturing, OSHA, securities, banking, insurance, building, land use, industrial, environmental protection, health and safety and fire agencies in the state or municipality in which each business is located. Difficulties in obtaining or failures to obtain the necessary approvals, licenses or registrations, and unforeseen changes in government regulations directly affecting the Internet could delay or prevent the development or operation of a given business.

In 1994, the U.S. was unable to reach agreement with its major international trading partners to include audiovisual works, such as television programs and motion pictures, under the terms of the World Trade Organization. The failure to include audiovisual works under GATT allows many countries (including members of the European Union, which currently consists of Austria, Belgium, Denmark, Germany, Greece, Finland, France, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom) to continue enforcing quotas that restrict the amount of U.S. produced product which may be aired on television in such countries. The European Union Council of Ministers has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve, where practicable, a majority of their transmission time (exclusive of news, sports, game shows and advertising) for European works. The directive must be implemented by appropriate legislation in each member country. Under the directive, member states remain free to require broadcasters under their jurisdiction to comply with stricter rules. Several countries (including France, Italy and Korea) also have quotas on the theatrical exhibition of motion pictures.

In addition, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas generally apply only to television programming and not to theatrical exhibition of motion pictures, but quotas on the theatrical exhibition of motion pictures could also be enacted in the future. We cannot assure you that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect our business by limiting our ability to fully exploit our rights in motion pictures internationally and, consequently, to assist or participate in the financing of these motion pictures.

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

Effects of Government Regulations on Business Government Regulation and Legal Uncertainties

In the United States and most countries in which we plan to conduct our major operations, we are not currently subject to direct regulation other than pursuant to laws applicable to businesses generally. Adverse changes in the legal or regulatory environment relating to the interactive online services, venture formation and Internet industry in the United States, Europe, Japan or elsewhere could have a material adverse effect on our business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunication regulation, access charges, encryption standards, content regulation, consumer protection, intellectual property, privacy, electronic commerce, and taxation, among others, are now under consideration. We are unable at this time to predict which, if any, of such proposals may be adopted and, if adopted, whether such proposals would have an adverse effect on our business, financial condition and operating results. As Internet commerce continues to grow, the risk that federal, state or foreign agencies could adopt regulations covering issues such as user privacy, pricing, content and quality of products and services, increases. It is possible that legislation could expose companies involved in electronic commerce to liability, which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for our services.

Research and Development Activities

   Our research and development activities include preparing to implement our business model, acquisition of scripts, development of scripts, and all other aspects of the development process relating to the development, pre-production, production, post-production, marketing and distribution of feature films. We estimate that approximately twenty per cent of management’s time has been spent conducting research and development activities during the past two years.

Costs and Effects of Compliance with Environmental Laws

As a provider of incubation, research, vertical marketing and market index services for development stage businesses through December 31, 2003, we did not incur any compliance issues with environmental laws. As a producer and distributor of feature films, it is possible that during the physical production stage we may have to comply with certain environmental laws, depending in part on where the productions are filmed and what type of equipment, vehicles and props are utilized. The specific costs associated to compliance with environmental laws are unknown at this time. However, in the event we would be required to absorb additional costs on any given film that was not anticipated, these costs could have a material adverse effect on the budget of a film and the additional costs that might be incurred in order to comply with environmental laws and regulations could force us to alter or otherwise change the production schedule. This could cause a film to go over budget, cause delays and disrupt the entire production process, resulting in cost overruns that might be difficult to recoup once the film is distributed.

Number of Total Employees and Number of Full Time Employees

As of December 31, 2003, we had a two staff members, both of whom are officers of our company, who spent fifty to eighty per cent of their time on matters relating to our company. We also have six additional staff members who spent anywhere from ten to fifty per cent of their time on matters relating to our business. None of our executive officers or other personnel currently receive cash compensation for their services.

Risk Factors

Risks Related To Our Business

We have an Accumulated Deficit and we have no History of Operations as a Motion Picture Company

   We have incurred losses in each operating period since our inception. Operating losses may continue, which could adversely affect financial results from operations and stockholder value, and there is a risk that we may never become profitable.

   As of December 31, 2003 we have an accumulated deficit of $6,060,000, all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. Similarly, of these losses, approximately $5,940,000 was the result of non-cash charges to earnings related to stock-based compensation and impairments to intangibles and long-lived assets.

   There can be no assurance that our management should be successful in managing the Company as a motion picture production, distribution and marketing concern. See “Managements Discussion and Analysis of Financial Conditions and Results of Operations”.

We expect to have a need for Additional Financing

   As of December 31, 2003, we had a working capital deficit of $562,000. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from our motion pictures, if any. This time lapse requires us to fund a significant portion of our capital requirements from private parties, institutions other sources. Although we intend to reduce the risks of our production exposure through strict financial guidelines and financial contributions from broadcasters, subdistributors, tax shelters, government and industry programs and studios, we cannot assure you that we will be able to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures. If we increase our production slate or our production budgets, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

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

   Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities. The foregoing required penny stock restrictions should not apply to our securities if such securities maintain a market price of $5.00 or greater. Considering our stock currently has a bid price of 1.2 cents, there can be no assurance that the price of our securities will ever reach or maintain such a level.

We are Dependent on Key Personnel

   Our success and future growth depends on our ability to attract and retain qualified employees throughout our business. Specifically, we are dependent on our officers and directors, including President and Chief Executive Officer Robert P. Atwell. H. Kaye Dyal, who is expected to be named President of Camelot Films, our film production division, is also a key member of our organization and we plan to rely on his experience in the motion picture business.

We compete for our employees with many other companies, some of which have greater financial and other resources. In the future, we may have difficulty recruiting and retaining sufficient numbers of qualified personnel, which could result in a material decline in revenues. In addition, increased compensation levels could materially and adversely affect our financial condition or results.

Our success in achieving growth objectives depends upon the efforts of highly skilled creative and production personnel, including producers, executives, cinematographers, editors, costume designers, set designers, sound technicians, lighting technicians, actors, sales and marketing experts, and legal and accounting experts. Although we expect to find high quality candidates to fill these positions, they may be unwilling to work for us under acceptable terms. This could delay production or reduce the quality of our film projects, which would impair our ability to successfully implement our business model.

Also, many of these positions could require us to hire members of unions or guilds. As a result, our ability to terminate unsatisfactory or non-performing workers could be adversely affected by existing union or guild contracts and regulations. This could cause delays in production of our film projects and significantly increase costs.

Competition is Severe in the Motion Picture Industry

   The motion picture industry is highly competitive. Our management believes that a motion picture's theatrical success is dependent upon general public acceptance, marketing technology, advertising and the quality of the production. We intend to produce motion picture productions that normally should compete with numerous independent and foreign productions as well as productions produced and distributed by a number of major domestic companies, many of which are units of conglomerate corporations with assets and resources substantially greater than ours.

   Our management believes that in recent years there has been an increase in competition in virtually all facets of the motion picture industry. With increased alternative distribution channels for many types of entertainment, the motion picture business competes more intensely than previously with all other types of entertainment activities as well as television. While increased use of pay per view television, pay television channels, and home video products are potentially beneficial, there is no guarantee that we will be able to successfully penetrate these markets. Failure to penetrate these potential distribution channels would have a material adverse impact on our results of operations.

Substantial Risks Germane to the Motion Picture Industry

   The success of a single motion picture project is fraught with an unusually high degree of uncertainty and risk. Similarly, the probability of successfully completing a motion picture project is also laden with an unusually high degree of uncertainty and risks. A studio or independent producer’s ability to finance a project, execute a successful distribution strategy, obtain favorable press and compete with an unknown quantity of competing releases are just some of the factors that impact the commercial success or failure of a film project. Our strategy involves producing a minimum of 12 motion pictures per year. While the intent is to reduce production risk through this strategy, our plan has the potential to compound risks germane to the industry.

Movie producers are often involved in several projects at the same time and an active film director is often presented with opportunities to direct many movies. In addition, independent contractors needed to produce the film often have commitments to more than one movie project. Because we may decide to replace key members of our production team if they are unable to perform their duties within our schedule, the marketing appeal of our film may be reduced.

If we do not complete the film on schedule or within budget, our ability to generate revenue may be diminished or delayed. Our success depends on our ability to complete the film on schedule and within budget.

   Each film we produce and distribute should appeal to a given segment of society to achieve acceptance. Although our intent to target niche markets that should require less than broad market acceptance to achieve commercial success, there can be no assurance that this strategy will succeed.

Motion picture production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the acceptance of competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a motion picture is generally a key factor in generating revenues from other distribution channels. There is a substantial risk that some or all of our motion pictures will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Theaters are more likely to exhibit feature films with substantial studio marketing budgets. Even if we are able to complete the films and obtain distribution, it is unclear how much should be spent on marketing to promote each film by our distributors.

All of these factors cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film’s box office receipts adversely.

Distribution in Foreign Countries

   We plan to license motion picture and television programming in foreign countries to subdistributors. If we are at all successful in this regard, a portion of our revenues should be derived from foreign sources. Because of this, our business is subject to certain risks inherent in international trade, many of which are beyond our control. Such risks include, but are not limited to, changes in laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes), differing degrees of protection for intellectual property, the instability of foreign economies and governments and in some cases an adverse acceptance to a film may occur, resulting in a demand to renegotiate the license agreement’s terms and conditions. In addition, fluctuations in foreign exchange rates may affect our results of operations.

Risks of Litigation

   The nature of the motion picture industry is such that claims from third parties alleging infringement upon their rights to characters, stories, concepts or other intellectual property are common. Due to our limited history as a motion picture production company, it is likely that we could receive such claims at some point in the future following release of completed film projects by us. Such claims could have material adverse impact on our results from operations and our financial statements.

There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations.

Our Management and Chief Executive Officer Own a Large Portion of our Common Stock

As of March 19, 2004, our Chief Executive Officer, Robert P. Atwell, beneficially owns approximately 66% of our outstanding Common Stock. This concentration of our common stock ownership, combined with Mr. Atwell’s position as our Chief Executive Officer, substantially reduce the ability of other shareholders to impact matters requiring shareholder approval, or cause a change in control to occur. As a result, Mr. Atwell, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition. Such concentration of ownership may also have the effect of delaying or preventing a change in control or impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Mr. Atwell is also Chief Executive Officer at The Atwell Group, Inc. Although Mr. Atwell spends time at the Company and is active in its management, he does not devote his full time and resources to the Company.

Piracy of Original Motion Pictures we Produce may Reduce our Revenues and Potential Earnings

   According to industry sources, piracy losses in the motion picture industry have increased substantially, from an estimated $2.2 billion in 1997 to an estimated $3.5 billion in 2002. In certain regions such Asia, the former Soviet Union and South America, motion picture piracy has been a major issue for some time. With the proliferation of DVD format around the globe, along with other digital recording and playback devices, losses from piracy have spread more rapidly in North America and Europe. Piracy of original motion pictures we produce and distribute may adversely impact the gross receipts received from the exploitation of these films, which could have a material adverse effect on our business, results of operations or financial condition.

Fluctuation of Operating Results

   Like all motion picture production companies, our revenues and results of operations could be significantly dependent upon the timing of releases and the commercial success of the motion pictures we distribute, none of which can be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

   In accordance with generally accepted accounting principles and industry practice, we intend to amortize film costs using the individual-film-forecast method under which such costs are amortized for each film in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues to be realized from all media and markets for such title. To comply with this accounting principal, our management plans to regularly review, and revise when necessary, our total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film asset to net realizable value. Results of operations in future years should be dependent upon our amortization of film costs and may be significantly affected by periodic adjustments in amortization rates. The likelihood of the Company's reporting of losses is increased because the industry's accounting method requires the immediate recognition of the entire loss in instances where it is expected that a motion picture should not recover the Company's investment.

Similarly, should any of our films be profitable in a given period, we should have to recognize that profit over the entire revenue stream expected to be generated by the individual film.

Difficulties with Relationships Impacting Organized Labor may Adversely Impact our Earnings and Ability to Complete Film Projects

   The Screen Actors Guild, of which many actors in the film industry are members, bargains collectively with producers on an industry-wide basis from time to time. Similarly, many other classes of personnel required to complete a motion picture bargain collectively through guilds and unions. There is no assurance that labor difficulties will not adversely affect the production of our films.

It is common for film directors, producers, animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. We may be directly or indirectly dependent upon certain union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. For example, many of the actors who provide voice talent for films are members of the Screen Actors Guild (SAG) and/or the American Federation of Television and Radio Artists (AFTRA) and the current SAG and AFTRA contract expires June 30, 2005. If a work stoppage did occur, it could delay the completion of our films and have a material adverse effect on our business operating results or financial condition.

Forecasting Film Revenue and Associated Gross Profits from our Feature Films is Extremely Difficult

While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. In addition, the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

With respect to the difficulty of forecasting the timing of revenues, distribution of our films and film-related products, therefore, determines the timing of product releases.

In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of a distributor’s information we receive to determine revenues and associated gross profits. Although we plan to rely on the most current information available to recognize our revenue and to determine our film gross profit, any subsequent adjustments to the information that has been provided could have a material impact on us in later periods.

For instance, towards the end of the life cycle for a revenue stream, we may be informed of additional distribution costs to those previously forecasted. Such adjustments can impact and may continue to impact our revenue and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from a distributor.

With respect to capitalized film production costs, our policy is to amortize these costs over the expected revenue streams as we recognize revenues from each of our films. The amount of film costs that should be amortized each quarter depends on how much future revenue we expect to receive from each film. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs should be written down to net realizable value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film, we would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins would adversely impact our business, operating results, and financial condition.

Forecasting our Operation Expenses is Extremely Difficult

Our business model requires that we be efficient in production of our motion pictures. Actual motion picture production costs often exceed their budget, sometimes significantly. The production, completion and distribution of motion pictures are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production.

We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition. In addition, if a motion picture production incurs substantial budget overruns, we cannot assure you that we should recoup these costs, which could have a material adverse effect on our business, results of operations or financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and thus the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released.

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition. Production costs and marketing costs are rising at a faster rate than increases in either domestic admissions to movie theaters or admission ticket prices, leaving us more dependent on other media, such as home video, television and foreign markets, and new media. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, results of operations or financial condition.

Film Production Budgets may Increase and Film Production Spending may Exceed such Budgets

Our future film budgets may increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our projects, (2) number of personnel required to work on our projects, (3) equipment needs, (4) the enhancement of existing or the development of new proprietary technology and (5) the addition of facilities to accommodate the growth of a studio. Due to production exigencies, which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Our Anticipated Successive Releases of Films could Place a Significant Strain on our Limited Resources

We anticipate establishing parallel creative teams so that we can develop more than one film at a time. These teams are expected to work on future projects, as we move towards producing 12 films per year. Due to the anticipated strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release twelve new films in the first year and in subsequent years. We may be required to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our films. This growth and expansion may place a significant strain on our resources. We cannot provide any assurances that any future film will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. As we move towards achieving 12 films a year, there will likely be additional demands placed on the availability of key people. A lack of availability of key people may adversely impact the success and timing of our future films.

We may implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvement and maintenance of our accounting system, other internal management systems and backup systems. Our growth and these diversification activities, along with the corresponding increase in the number of our employees and our rapidly increasing costs, may result in increased responsibility for our management team. We may need to improve our operational, financial and management information systems, to hire, train, motivate and manage our employees, and to provide adequate facilities and other resources for them. We cannot provide any assurance we will be successful in accomplishing all of these activities on a timely and cost-effective basis. Any failure to accomplish one or more of these activities on a timely and cost-effective basis would have a material adverse effect on our business, financial condition and results of operations.

The decisions regarding the timing of theatrical releases and related products, the marketing and distribution strategy, and the extent of promotional support are important factors in determining the success of our motion pictures and related products. We may enter into agreements with third-parties to assist us in the marketing and distribution of our films, and we may require the marketers and distributors to consult with us with respect to all major marketing and distribution decisions. Said agreements may or may not include: (1) the manner in which distributors may distribute our films and related products; (2) the number of theaters to which our films are distributed; (3) the specific timing of release of our films and related products; or (4) the specific amount or quality of marketing and promotional support of the films and related products as well as the associated promotional and marketing budgets.

Because our Films may Contain Mature Themes, they may be Subject to Ratings Restrictions and Censorship which would Reduce our Ability to Commercialize a Film

Certain agreements we may obtain, including agreements with distribution companies for films we elect not to distribute ourselves, may be contingent upon our film ultimately receiving a rating classification from the MPAA that is no more restrictive than “R”. However, some of our films may contain mature themes, and it is difficult to predict how the MPAA will ultimately classify a specific film.

If any of our films are unable to obtain a rating less restrictive than NC-17, then marketing and advertising support may be reduced, resulting in fewer distribution venues and thus a smaller audience.

In addition, censors in certain foreign jurisdictions might find elements of our films to be objectionable. We may be forced to make revisions before exhibiting our films in these jurisdictions, further adding to our expenses. The release of our films in certain jurisdictions may be denied regardless of revisions. These occurrences would reduce our international revenues. We cannot provide any assurances that we will be successful in addressing such risks.

Terrorist Activities and Resulting Military and other Actions could Adversely Affect our Business

The continued threat of terrorism within the United States and abroad, military action and heightened security measures in response to such threats, as well as other socioeconomic and political events, may cause significant disruption to commerce, including the entertainment industry, throughout the world. For example, the terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. Such disruption in the future could have a material adverse effect on our business and results of operations.

We are Subject to Risks Caused by the Availability and Cost of Insurance

Changing conditions in the insurance industry have affected most areas of corporate insurance. These changes have equated to higher premium costs, higher deductibles and lower insurance coverage limits. We intend to obtain insurance policies standard in a motion picture production, including general liability insurance, a completion bond and other production related insurance. This decision should be made by our management after their review of other insurance policies we obtain for our film productions. There is no way to know how comprehensive our coverage may be or how such a loss might impact the success of the Company. In addition, our schedules and budgets must be reviewed and approved by a completion bond company before we can obtain a completion bond. Nevertheless, our ability to adhere to our schedules and budgets face many uncertainties, including but not limited to, whether we can attract suitable production and creative staff within our budgets; the timing of the availability of our principal cast members; the continued health of our director, producer, actors and other key personnel; delays caused by unpredictable weather; the availability and affordability of desirable locations for our productions; and our ability to secure appropriate facilities for post-production work in a timely fashion. Therefore, we cannot be certain that production of our films will occur on schedule or within budget.

If we are forced to exceed our production budgets due to unforeseen problems, we may be required to raise additional capital in the form of short-term debt to complete the films. Additionally, if we do not complete a film on schedule its distribution could be delayed and it could increase the time before we begin to generate revenues. During this period we expect to continue to incur overhead costs, which may reduce our net revenue, if any. If our productions go over budget, we may be unable to raise additional capital.

Our Success Depends on the Commercial Success of Motion Pictures, which is Unpredictable

Operating in the motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures or programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter.

The commercial success of our motion pictures also depends upon the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change.

We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition. In addition, because a motion picture’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance, poor box office results may negatively affect future revenue streams.

Our success could depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures will obtain favorable reviews or ratings, or that our motion pictures will perform well at the box office or in ancillary markets. The failure to achieve any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We are Smaller and Less Diversified than Many of our Competitors.

Although we plan to be an independent distributor and producer, we expect to constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

The Motion Picture Industry is Highly Competitive and at Times may Create an Oversupply of Motion Pictures in the Market.

The number of motion pictures released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially once we begin to produce, market and distribute our films. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. For this reason, and because of our more limited production and advertising budgets, we plan to not release our films during peak release times, which may also reduce our potential revenues for a particular release. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations or financial condition.

We May Not be Able to Obtain Additional Funding to Meet our Requirements

Our ability to grow our company through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and to fund our operating expenses will depend upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations or financial condition.

We Face Risks from Doing Business Internationally

We may distribute motion picture productions outside the United States through third party licensees and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include changes in local regulatory requirements, including restrictions on content; changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes); differing degrees of protection for intellectual property; instability of foreign economies and governments; cultural barriers; wars and acts of terrorism. Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

Leverage Risks

The degree to which we might become leveraged may require us to dedicate a substantial portion of our cash flow to the payment of principal of, and interest on, our indebtedness, reducing the amount of cash flow available to fund film production costs and other operating expenses. Additionally, the degree to which we might become leveraged may adversely affect our ability to obtain additional financing, if necessary, for such operating expenses, to compete effectively against competitors with greater financial resources, to withstand downturns in our business or the economy generally and to pursue strategic acquisitions and other business opportunities that may be in the best interests of us and our stockholders.

REPORTS TO SECURITY HOLDERS

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information, once we complete our filing, should be available at http://www.sec.gov. Links to such information are expected to be available on our web site at www.camelotfilms.com.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 100 East San Marcos Blvd., Suite 400, San Marcos, California 92069. We occupy and share approximately 800 square feet of modern executive office space provided to us by The Atwell Group, Inc., a privately-held company owned by Robert P. Atwell, our Chief Executive Officer. The space is leased on an annual basis. The current lease expires on May 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, management is not aware of any legal matters threatened or pending against the Company that have not been previously disclosed in one or more of the Company’s filings with the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

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

Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the over-the-counter stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations that have often been unrelated to the operating performance of companies listed on such exchanges.

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

Year Ended December 31, 2002	BID		ASK		CLOSE PRICE
	High	Low	High	Low	High	Low
First Quarter	1.30	0.36	1.30	0.55	1.30	0.36
Second Quarter	0.55	0.25	0.88	0.25	0.55	0.25
Third Quarter	1.03	0.13	1.10	0.15	1.06	0.15
Fourth Quarter	0.17	0.02	0.17	0.02	0.17	0.02

December 31, 2003
First Quarter	0.02	0.015	0.04	0.03	0.04	0.015
Second Quarter	0.06	0.015	0.09	0.02	0.07	0.012
Third Quarter	0.04	0.03	0.07	0.05	0.04	0.04
Fourth Quarter	0.05	0.03	0.08	0.04	0.05	0.03

As of March 31, 2004 a bid share of our Common Stock was $.11 on the OTCBB. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

Holders

On March 19, 2004, there were 104 holders of record of our Common Stock. However, we estimate there are approximately 2,300 beneficial owners of our Common Stock. As of March 19, 2004, there were 40,747,720 shares of Common Stock outstanding.

Dividends

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

Sale of Unregistered Securities

   All securities sold in the past three years have been reported in previous quarterly filings on Form 10-QSB and annual filings on Form 10-KSB. The Company did not sell any of its securities during the fourth quarter of 2003.

During the first quarter of 2004, the Company issued the following securities:

   On February 3, 2004, the Company issued 1,200,000 restricted common shares at a deemed value of $.03 per share to consultants for services provided during the year 2003. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

   Also on February 3, 2004, the Company issued 6,791,287 restricted common shares to Eagle
Consulting Group, Inc. in accordance with its agreement with the Company. The shares were issued in consideration for $45,374 in principal from cash advances and accrued interest of $1,115. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to statements concerning our business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters which are "forward-looking statements" as that term is defined under the Federal Securities Laws. All statements, other than historical financial information, may be deemed to be forward-looking statements. The words "believes", "plans", "anticipates", "expects", and similar expressions herein are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this report, and the risks discussed in the Company's other SEC filings.

Plan of Operation

Overview

On October 12, 1999 we were incorporated in Delaware as Dstage.com, Inc. On April 12, 2004 we announced our intention of changing our name to Camelot Entertainment Group, Inc. and plans to change our business model from pursuing a new approach to venture formation (the Dstage.com Model) to the Camelot Studio Model (or "CSM"). The CSM attempts to combine the efficiencies realized by studios of the early 1900s, with the artistic focus and diversity of today's independent productions. Using this approach, the Company believes the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CSM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas a low-budget picture is severely limited by the types of postproduction technology used, due to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum of 12 original motion pictures each year. The goal of the CSM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

Our historical operations, as Dstage.com, Inc., consisted primarily of attempting to provide support, organization and restructuring services to other development stage companies. Due to the complete and drastic change in our business focus, from seeking to aid development stage companies to our current focus of producing, distributing and marketing original motion pictures, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you read the discussion in connection with the audited financial statements, the unaudited interim financials and the related notes included elsewhere in this annual report in addition to thoroughly reading our current plan of operations.

Our View of the Steps Required for Motion Picture Commercialization

We view the motion picture commercialization process as involving three major steps, each of which bears a symbiotic relationship to the costs, creative value and profitability of any planned film to be released by us. These three steps are development, production and distribution. Under our planned model, development should include not only screenplay acquisition and development, but also a carefully constructed and unusually elongated pre-production phase. This process was developed as a result of the direct experience and observations of our management.

By viewing the development phase as a distinct and major component of the motion picture creation process, we hope that we can create a culture that encourages producers, writers and directors associated with our projects to focus their efforts and expertise on creating world-class pictures before the first day of shooting begins. We believe that creating such a culture could potentially result in a substantial reduction of the cost of our film projects, as compared to the film projects of our competitors. When combined with what we believe is a unique method of attracting, compensating and retaining talent that would otherwise not be involved in an active motion picture project, it is expected that the opportunity for a cost advantage could emerge.

Two members of our management team, President and Chief Executive Officer Robert P. Atwell and H. Kaye Dyal, who is expected to be named President of Camelot Films, our film production division, have worked extensively in financing, producing and directing original motion pictures and television programs with a combined 50 years experience in the motion picture and related businesses. This combined experience led our management to a number of beliefs upon which our planned business model should be founded. These key views are:

• The manner in which development and pre-production activities are managed can have the largest impact on both the quality, or creative content, and the cost of creating a motion picture.

• There are a number of factors that make it difficult for most motion pictures to invest large amounts of time and a proportionally large share of a motion picture’s overall budget into development and pre-production activities.

• The factors that make it difficult for many motion picture projects to invest a major share of a film’s time and financial resources into development and pre-production activities may have created a pervasive business culture that emphasizes moving projects towards principal photography too quickly.

• A very small percentage of all writers that want to have their screenplays become completed motion picture projects will ever realize this ambition.

• A very small percentage of all directors will participate in principal photography in any given year.

• The percentage of qualified actors that never have the opportunity to participate in a completed original motion picture that is released commercially is substantial.

• There are large periods of unemployment for many individuals involved in motion picture production.

We believe that these observations suggest that the capacity to create motions pictures, in terms of employable professionals, is far higher than the current demand of existing film production companies for these services. However, we also believe that growth in motion picture consumption worldwide has created increased demand for original motion pictures in general. As a result, we anticipate that the underemployed, or unemployed, directors, writers and other film professionals could help fill a void for low cost, quality original motion picture production, given the right mix of incentives and business structure. There can be no assurance that such benefits, advantages or capacity will ever materialize.

Successfully creating such low cost, but relatively high quality pictures should result in a higher per picture financial return and a lower breakeven point for each film produced. Also, by distributing these pictures primarily through in-house distribution professionals, the per picture return might be increased even further, enabling more motion pictures to be produced by us annually and thereby diversifying the risk associated with any single film project. These beliefs form the foundation for our planned business model and expected strategy.

Our Strategy of Emphasizing the Pre-production Phase of Motion Picture Commercialization

As noted previously, we believe that a very small percentage of all writers that want to have their screenplays become completed motion picture projects will ever realize this ambition. We believe that this assertion speaks to the opportunity we envision to cost effectively acquire writing, directing producing and other motion picture production talent that would otherwise exceed demand for these services.

This perceived opportunity is critical to our strategy, because without a great script, we believe it is either incredibly expensive or simply impossible to produce a great motion picture. However, we also believe that few great scripts begin as great scripts, but most evolve from a great idea to a substandard script and so forth. Matching great script ideas with tried and true expertise of professionals that know character development, genre formulas and how to convert words into pictures that create passion are expected to allow us to realize our vision.

We believe that many small and medium sized production companies can rarely afford to invest their time into unproven writers, much less even consider going with unproven directing talent. Moreover, we believe that the investors and distributors they are aligned with often play a major role in which projects get approved for production, or “green-lighted.”

Similarly, we believe that major studios have even more reasons for steering clear from these unproven sources of product. If these assertions are correct, then a large pool of untapped creative talent available for use in motion picture production exists. It is our intention to engage this pool to commercialize motion pictures in accordance with our strategy. To accomplish this objective, we intend to do the following:

• Obtain Complete And Outright Ownership Of Scripts And Other Literary Works: We anticipate that by offering the proper incentives to screenwriters and other authors of compelling literary works well suited for a film project, we should be able to acquire complete and outright ownership of these copyrights for a fraction of what many producers would pay simply to get an option on a script. As mentioned, such writers have an incentive that fewer than 10% of Screenwriters Guild members expect to experience in a given year the true opportunity to have their vision become a theatrically released motion picture. In addition, our plan calls for participating writers to share in the success of their script, through profit participation and indirectly in the success of other film projects we complete, through restricted shares of or common stock. This same formula is expected to allow us to attract directors, producers and other creative personnel with a passion for making pictures that the public wants to see.

• A Recurring 6-Month Cycle Of Pre-Production Activities: Our plans for the pre-production phase for each motion picture project we initiate is to utilize a recurring 6-month cycle that starts every month for a new film, enabling us to create a rolling pipeline of product. Unlike our perception of pure independents and small production companies, we don’t anticipate that our pre-production phase could consume creative resources by having producers, writers and directors hunt for additional film financing. Instead, we anticipate that each film should have a set and fixed budget. We expect the additional time that should emerge, if we are successful, to allow the production designer, producers, director of photography and other personnel adequate time to find ways to increase quality and reduce costs through skillful planning.

• Relatively Firm Scheduling Of Film Projects: Another feature we expect to emerge as a result of our planned approach is that it should allow relatively firm scheduling of the cast at a very early stage, something that we believe is rare in the world of pure independent productions. During this same time, we expect the production team to benefit from a mentoring environment that insures the creative spark sought in each of our productions does not become an increasing collection of unrealistic ambitions, leading to missed production schedules. With these elements firmly in place, we would typically expect principal photography to begin in the fifth month of each project.

Our Strategy of Achieving Higher Quality and Lower Costs During the Production Phase of Motion Picture Commercialization

Four key elements following development and pre-production are expected to enable us to create quality pictures for a fraction of the cost experienced by our competitors. These four elements are:

1. Digital Photography

Like the model we plan to pursue, we believe that purely independent productions can realize costs savings by using digital film technology due to the lower cost of processing, stock, dailies and certain editing costs. We also believe that major studios benefit from using digital technology in certain genres, but not so much from a cost standpoint.

Instead, we think that the heavy special effects used by major studios’ high-budget action and science-fiction pictures are increasingly enhanced as a result of using digital photography. While, if true, this would negate some of the cost benefits of using digital photography, the overall value in terms of entertainment quality would still be enhanced, in general. One party that we believe has found the benefits of digital photography rather elusive is the small and mid-sized production company.

We believe that this is generally because when such companies convince a director to use digital photography, the director and director of photography (or “DP”) are likely to specify additional camera setups. We also believe that the increased, low-cost coverage available, along with real-time video monitoring, often results in issues between directors and directors of photography on projects of these companies, as they analyze and debate each shot during precious shooting time. As a result, the mixed use of digital photography by small and medium sized production companies generally has a neutral impact on overall value, in our opinion.

2. Profit Participation

We believe that it is very common for purely independent productions to offer profit participation, or points, as a means of getting parties they could otherwise not afford to hire (for cash) to work on the production. If this is in fact a standard method of simply getting a picture made for these types of productions, we believe the effects on value are neutral. That is, if every competitive production is offering this same type of compensation, the potential impact of the incentive is reduced.

Similarly, in the case of major studios, we believe that all of the parties involved in such productions have access to sophisticated negotiators and advocates that can reasonably weigh the potential market value of such incentives. If so, we believe that such incentives rarely offer a competitive advantage to the production. However, for small and medium sized independents, our model assumes that the added incentive of points can be the extra incentive needed to attract certain parties that would otherwise not participate on a given project.

We intend to use profit participation in a manner that we think is precedent setting in the industry. Firstly, under our model, every member of the production stands to participate in the financial success of our film projects, thereby reversing a industry tradition whereby the phrase “net” has had little or no meaning or substance. Similarly, since the same types of writers and directors that would be otherwise willing to work on a picture with little or no compensation are being pursued under our model, albeit at very low cash rates, the added incentive of profit participation is expected to be a meaningful bonus in the eyes of these parties.

3. Production Management

We believe that the largest full-time employers of motion picture production management, and also the entities with the most developed production management infrastructures, are major studios. However, we believe that these large bureaucracies, while essential to the management of a relatively large volume of high budget pictures, also create an environment that often pits creative talent against management. If true, then to a certain degree, this may offset some of the potential advantages of their production management systems. The production management systems of one-picture only, pure independent productions tend to be ad hoc systems that find their way into the process through the producer, director and other personnel that are assembled to create a one-time organization, in our opinion. This leaves the small and medium sized production companies, who benefit from their ambitions of creating multiple motion pictures. Unfortunately, as their staffs of full-time production and development personnel grow, we believe their budgets grow accordingly, in general, creating little competitive value over time.

4. Common Stock Incentives

To the best of our knowledge, no other publicly traded film company has ever utilized common stock to incentive all of its creative, production and management resources. There are two specific reasons why this option is not generally available to competitors. Firstly, most of the companies making lower budget pictures do not have business models that justify becoming a publicly traded company. Secondly, for companies that do have the scale to offer publicly traded stock as a form of production compensation, we believe that doing so would be at odds with their fundamental business cultures and, in many cases, at odds with the wishes of their shareholders.

With the exception of using common stock, we believe that each of these value enhancement tools is used to varying degrees, with varying success, by other motion picture productions. However, we are not aware of any other Company that uses the systematic and flawless integration of these elements into each of their productions the way that we intend to. If this is correct, we believe it may explain why few if any motion picture companies can consistently realize the reduction in cash production expenditures combined with the increase of quality that we expect to be a key element of our business model.

Our Strategy of Developing and Utilizing In-house Distribution Expertise

A number of new distribution channels have increased the means by which motion picture product can be consumed and, therefore, the potential channels for revenue. These channels include theatrical or box office, video cassette, DVD, pay-per-view television, cable television, network television, television syndication, non-theatrical outlets, such as in-flight movies, and international channels. With so many new distribution channels available, it my seem surprising that pictures with smaller budgets still find it so difficult to get their films in front of audiences. Our management believes this pervasive problem is primarily due to two difficult obstacles to overcome.

Firstly, we believe that the very reliance on a distributor places a small independent production at the mercy of a party they have limited bargaining power with and virtually no control over: the distributor. Under such a scenario, we believe that even if revenues and expenses are fairly and properly accounted for by the distributor, cash must flow through many hands before revenue makes it way back to investors and other profit participants.

Secondly, and perhaps equally important, we believe that without a large volume of product in the pipeline, the alternatives to using an outside distributor are few, and rarely result in large, predictable inflows of cash. For instance, if an independent producer has a single picture budgeted at $5 million, it is generally economically impractical to establish an in-house distribution department with the limited mission of directly marketing that one film. At the same time, we believe that volume purchasers of motion picture product, including studios, cable outlets, home video companies and other buyers with large needs for product, require a dependable source of multiple pictures. The one-picture or two-picture production company simply can’t meet these needs, making it more efficient for buyers to deal with an agent or sub-distributor, in our opinion. Our planned combination of high-volume and high-quality motion pictures stands to change these economics, making in-house distribution an essential element of our strategy.

Motion Picture Library

A potential benefit of our business model is the planned ownership of an expansive library of feature films that should be, for the most part, unencumbered. If we are successful in implementing our business plan, we could have 12 films or more going into our library annually that could have an extended shelf life in ancillary markets, including, but not limited to, cable, satellite and television syndication, both domestically and internationally, extended DVD’s, special edition DVD’s and other areas of repurposing.

Liquidity and Capital Resources

We have no history of operations as a film production and distribution company. We believe that, due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc.(“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. To date, Eagle has advanced the Company a total, including interest, of $87,669. In 2003 Eagle advanced $46,489, including interest of $1,115. The funding commitment from Eagle should cover all of our operating expenses for the next twelve months.

In addition, we have entered into an agreement with Corporate Awareness Professionals, Inc.(“CAP”), which in part provides for the initial purchase of 1,675,000 shares of our $.001 par value common stock through options priced at $0.15 per share for $251,250. In addition, CAP has the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP has the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP exercises all its options, it should have purchased 2,775,000 total shares for $801,250. As of the date of this annual report, CAP has not exercised any of its options. There can be no guarantee that they will exercise any of their options, and in the event they do exercise some of their options, there can be no guarantee that they will exercise all of their options. As a result, the failure of CAP to exercise some or all of their options would have an adverse effect on us and our ability to commence production on our first two pictures.

Further, we are in the process of preparing an SB-2 registration statement for the purpose of funding our initial slate of pictures. If the anticipated funding is successful, it is our goal to have between 10 and 12 motion pictures in various stages of development or production within 12 months. In the event we are unable to complete the funding, we could have to delay our slate until such time as the necessary funding is acquired.

Like all motion picture production companies, our revenues and results of operations could be significantly dependent upon the timing of releases and the commercial success of the motion pictures we distribute, none of which can be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Similarly, the efficiencies we aim to realize through our model may not materialize. Failure of the efficiencies to materialize, along with other risks germane to the picture production, may cause us to produce fewer films than our plan calls for.

Sources of Revenue

Upon completion of each film, assuming that any are successfully completed, we intend to engage international and domestic channels of distribution using a variety of methods. These methods include, but are not limited to:

• Licensing of videocassettes and digital video discs (DVDs)

• Pay-per-view cable and satellite licensing

• Pay television and Internet licensing

• Broadcast television, cable and satellite licensing

• Hotels, airlines and other non-theatrical exhibitions

• Theatrical exhibition

• Syndicated television licensing

Our strategy of developing in-house distribution and marketing expertise, while intended to increase the proportion of a given original motion picture’s revenue we can retain, may actually have the effect of reducing the speed with which we can obtain cash from any motion pictures we complete. This is due in part to the way that many independent productions distribute their motion pictures.

We believe that many independent productions plan to engage sales agents to distribute their motion pictures. These sales agents often license the distribution rights to distributors on behalf of the production company, or another party that owns the rights to the motion picture negative. In exchange for these services, the agent normally receives a percentage of any licensing fees generated by licensing the film to a distributor.

The distributor’s licensing a film’s rights often has a fee set as a percentage of gross revenue from the film. While a preset rate is used, the amount of this fee is generally unknown at the time that the distribution agreement is entered into, as there is no way to know with any degree of certainty how much revenue, if any, will be generated by the film. However, in some cases the distributor might pay a certain minimum amount to the production company, or rights owner, upon delivery of a completed motion picture. This is sometimes referred to as a minimum guarantee or simply as an advance. Such guarantees, when available, reduce the perceived risks of parties financing original motion picture productions. As a result, these advances can make it easier for producers to obtain financing for a project.

Our strategy does not involve working through sales agents, although were we unable to successfully market our films directly to distributors, we may have no alternative but to pursue such channels. Under our strategy of marketing directly to buyers and other distributors, we would still have the ability to pursue and negotiate minimum guarantees and advances. However, in general we believe that this would likely negatively impact the potential return we seek to realize on our original motion picture productions. The result of this strategy may be that the speed with which we convert film projects into cash inflows could also be negatively impacted.

Expected Significant Changes in the Number of Employees

According to the Bureau of Labor Statistics, in 2000, the United States had about 287,000 wage and salary jobs in the motion picture production and distribution industry. The majority of these jobs were in motion picture production and services, including casting, acting, directing, editing, film processing, motion picture and videotape reproduction, and equipment and wardrobe rental. Most motion picture and distribution establishments employ fewer than 10 workers.

Many additional individuals work in the motion picture production and distribution industry on a freelance, contract, or part-time basis, but accurate statistics on their numbers are not available. Many people in the film industry are self-employed. They sell their services to anyone who needs them, often working on productions for many different companies during the year. Competition for these jobs is intense, and many people are unable to earn a living solely from freelance work.

While these factors appear to reinforce our belief that there is a large pool of available resources to engage in the production of our original motion pictures, there can be no guarantee that the resources will accept our terms or business strategy. According to our planned business model, those that do are expected to be engaged primarily as independent contractors. However, our plans also call for substantially increasing the number of individuals we hire as salaried and hourly employees.

Prior to the date of this annual report, none of our executive officers or other personnel were paid cash compensation for their services. As a result, we would typically monitor the amount of time devoted by each executive officer and other personnel engaged as independent contractors. Subsequent to this annual report, and subject to our ability to properly capitalize the Company, we anticipate that at least 3 of our current officers could be receiving cash compensation as salaried employees. We also plan to hire a minimum of 4 additional personnel engaged in marketing and distribution, operations and general and administrative capacities. These planned changes in personnel alone are significant. However, should we be required to engage a higher number of production professionals as employees, instead of our current plans to engage many production personnel as independent contractors, the increase in employees would be even more significant.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $2,229,000 deferred income tax asset related to net operating loss carryforwards and other book/tax differences at December 31, 2003. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

The Company has acquired certain technology and licenses. Prior to December 31, 2003, the Company determined that the value of these acquired assets was impaired and has provided an impairment allowance for the full purchase price of these assets. The impairment amount charged to operations in prior years was $3,340,000.

Critical Accounting Policies

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company's financial condition and results of operations; and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect our reported and expected financial results. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Acquired Technology and Intangible Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes accounting and reporting standards for recording, valuing and impairing goodwill and other intangible assets. The adoption of SFAS 142 did not have an impact on the Company's financial condition or results of operations for fiscal year 2002. However, as the Company's business model is heavily dependent on acquiring intangible assets, this pronouncement is expected to have a material impact on the Company's financial condition and results of operations in future periods, should the Company survive as an ongoing concern.

Deferred Compensation

The Company had in the past negotiated contracts to grant common stock in exchange for future (prepaid) services with various other companies and individuals. Where the other companies are independent or have minimal common stock ownership in the Company, those prepaid expenses had been presented in the accompanying balance sheet as an asset. Where the other companies or individuals have significant stock ownership or are functioning as, or similar to, employees, officers or directors, such prepaid services were presented on the balance sheet as deferred compensation and a reduction to total equity.

It is Company policy to expense those items which have been unused after the contractual period or after one year, if not used. Other prepaid expenses where services are being used are amortized over the life of the contract. As of December 31, 2002, all deferred compensation had been expensed. As a result, there were no deferred compensation issues in 2003.

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

Historically, Dstage.com had relied on Bulletproof Business Plans, Inc. to provide cash infusions when necessary through September of 2002. However, as a result of the default on the Investment Banking Agreement discussed in the “Business Development” section herein, Dstage.com could no longer rely on Bulletproof as a meaningful source of cash infusions in the future. In view of these matters, the Company embarked on negotiations to obtain additional equity financing to enable it to achieve its strategic objectives.

The Company has reached an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. Eagle has advanced the Company a limited amount of funds in 2003, and it appears likely that such funding should be enough to meet all of the Company's cash requirements in 2004. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Accounting Practices

Beginning January 1, 2004 we adopted new accounting rules which were effective January 1, 2001, which require, among other changes, that exploitation costs, including advertising and marketing costs, be expensed as incurred. Theatrical print costs are amortized over the periods of theatrical release of the respective territories. Under accounting rules in effect for periods prior to January 1, 2001, such costs were capitalized as a part of film costs and amortized over the life of the film using the individual-film-forecast method. The current practice dramatically increases the likelihood of reporting losses upon a film’s theatrical release, but should provide for increased returns when a film is released in the ancillary markets of home video and television, when we incur a much lower proportion of advertising costs. Additional provisions under the new accounting rules include changes in revenue recognition and accounting for development costs and overhead, and reduced amortization periods for film costs.

Accounting for Motion Picture Costs

In accordance with accounting principles generally accepted in the United States and industry practice, we amortize the costs of production, including capitalized interest and overhead, as well as participations and talent residuals, for feature films using the individual-film-forecast method under which such costs are amortized for each film in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized from all media and markets for such title. All exploitation costs, including advertising and marketing costs, are expensed as incurred. Theatrical print costs are amortized over the periods of theatrical release of the respective territories.

Management plans to regularly review, and revise when necessary, our total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film asset to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and amortization. A typical film recognizes a substantial portion of its ultimate revenues within the first two years of release. By then, a film has been exploited in the domestic and international theatrical markets and the domestic and international home video markets, as well as the domestic and international pay television and pay-per-view markets. A similar portion of the film’s capitalized costs should be expected to be amortized accordingly, assuming the film or television program is profitable.

The commercial potential of individual motion pictures varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of our income or loss. However, the likelihood that we report losses, particularly in the year of a motion picture’s release, is increased by the industry’s method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture could not recover our capitalized costs. On the other hand, the profit of a profitable motion picture must be deferred and recognized over the entire revenue stream generated by that motion picture. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on our release schedule, the timing of advertising campaigns and the relative performance of individual motion pictures.

Equity Investments

We are accounting for any potential investment in other related entities in the future in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB Opinion No. 18, management plans to continually review its equity investments to determine if any impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates.

New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 139, “Rescission of FASB No. 53 and Amendments to FASB Statements No. 63, 89 and 121,” which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds Statement of Financial Accounting Standards No. 53, “Financial Reporting by Producers and Distributors of Motion Picture Films.”

The companies that were previously subject to the requirements of Statement of Financial Accounting Standards No. 53 are following the guidance in American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films,” issued in June 2000.

Statement of Position 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. Statement of Position 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, “Accounting Changes.”

We adopted the Statement of Position on January 1, 2004. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the individual-film-forecast method. Due to the significant advertising costs incurred in the early stages of a film’s release, we anticipate that the new rules could significantly impact our results of operations for the foreseeable future.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Financial Accounting Standards Board No. 133,” and by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Financial Accounting Standards Board Statement No. 133,” which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted Statement of Financial Accounting Standards No. 133 beginning January 1, 2004. The adoption of Statement of Financial Accounting Standards No. 133 did not materially impact our results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. Under this statement, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses. We adopted this statement beginning January 1, 2002, and upon adoption we did not recognize any impairment of goodwill.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of Statement of Financial Accounting Standard No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement of Financial Accounting Standard No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We implemented Statement of Financial Accounting Standard No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have not yet determined whether we will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities and the primary beneficiary of such entities. An entity that qualifies as a variable interest entity must be consolidated by its primary beneficiary. All other holders of interests in a variable interest entity must disclose the nature, purpose, size and activity of the variable interest entity as well as their maximum exposure to losses as a result of involvement with the variable interest entity. Interpretation No. 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. We do not have any special-purpose entities, as defined, and are currently evaluating the provisions of this statement as it relates to its various forms of investments. We do not expect Interpretation No. 46 to have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15 2003. We implemented this statement on July 1, 2003. The impact of such adoption did not have a material effect on our financial statements.

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements contained in Statement of Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement of Financial Accounting Standards No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. We implemented the Statement of Financial Accounting Standards No. 132 (revised 2003) on December 15, 2003. The impact of such adoption did not have a material effect on our financial statements.

Accounting for Films

In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”). SoP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and accounting for exploitation costs, including advertising and marketing expenses. We elected adoption of SoP 00-2 effective as of April 1, 2004.

The principal changes as a result of applying SoP 00-2 are as follows:

• Advertising and marketing costs, which were previously capitalized to investment in films on the balance sheet and amortized using the individual film forecast method, are now expensed the first time the advertising takes place.

We capitalize costs of production, including financing costs, to investment in motion pictures. These costs are amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized motion picture costs or fair value (net present value). These costs for an individual motion picture or television program are amortized in the proportion that current period actual revenues bear to management’s estimates of the total revenue expected to be received from such motion picture over a period not to exceed ten years from the date of delivery.

Management plans to regularly review, and revise when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or write-down of all or a portion of the unamortized costs of the motion picture to its fair value. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

Revenue Recognition

Revenue from the sale or licensing of motion pictures is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of motion pictures is recognized at the time of exhibition based on the company’s participation in box office receipts. Revenue from the sale of DVDs in the retail market, net of an allowance for estimated returns, is recognized on the latter of shipment to the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable.

Revenues from television licensing are recognized when the motion picture is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales of international territories are recognized when the feature film is available to the distributor for exploitation and no conditions for delivery exist, which under most sales contracts requires that full payment has been received from the distributor.

For contracts that provide for rights to exploit a program on multiple media (i.e. theatrical, video, television) with a fee for a single motion picture where the contract specifies the permissible timing of release to various media, the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as the program is released to each media. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

Income Taxes

The Company recognizes future income tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or income tax returns. Future income taxes are provided for using the liability method. Under the liability method, future income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

Capital Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company issued no shares in 2002 due to conversion, exercises or contingent issuances. In 2003, the Company issued 20,000,000 shares due to the conversion of notes payable retiring principal and accrued interest totaling $224,296. The Company reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances to date total $87,669, including interest. In 2003, Eagle advanced $46,489, including interest. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our historical operations, as Dstage.com, Inc., consisted primarily of attempting to provide support, organization and restructuring services to other development stage companies. Due to the complete and drastic change in our business focus, from seeking to aid development stage companies to our current focus of producing, distributing and marketing original motion pictures, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you read the discussion in connection with the audited financial statements, the unaudited interim financial and the related notes included elsewhere in this annual report.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUE
	Cumulative During Development	Year Ended December 31,

	Stage	2003	2002	% Change

Net Revenues	$59,000	$ 0	$5,000	(100%)

We did not generate any revenue for the year ended December 31, 2003. The business model we were pursuing at that time anticipated that most of our services would be paid for with stock and certain services would be paid for with cash. The ultimate balance we realized between sales settled with cash and sales settled with stock had a material impact on our results of operations, operating cash flow, and the degree to which our earnings, revenues and costs fluctuated from period to period. This was due in part to the complexities of transactions settled in equity. This complexity was increased by our focus on early stage companies, whose securities were privately held, thinly traded, or quoted on mediums that make valuation highly subjective.

To address these complexities, our accounting policies required us to record services issued in exchange for stock in early stage companies at a nominal value, or no value at all, since the stock issued generally has no readily determinable value. As a result, the extent to which we accepted stock in exchange for services we rendered to privately held, early stage clients directly impacted our future results. In the remaining quarter of 2003, we stopped pursuing opportunities to deliver services to such clients in exchange for cash, stock and a combination of stock and cash. Previously, we anticipated that these agreements would involve a variety of contracting methodologies, including, but not limited to, performance based compensation for services rendered, fixed sum, guaranteed maximum price, and time and materials. Similarly, it was expected that an hourly rate would be used to track contract progress. Professional services under all types of agreements except those involving contingent consideration were to be recognized as the services are performed.

Another important consideration regarding the balance between services paid for in cash and services settled in the client's stock was our ability to cover operating expenses we are required to settle in cash. Our primary business focus was not on generating immediate revenue. Instead, our focus was on acquiring equity interests in promising companies we believed would create capital appreciation for our shareholders. Despite this focus, operating activities that result in cash revenue were assumed to play an important role in our ability to meet cash requirements. This was especially true to the degree that we were unable to successfully secure external cash financing to satisfy expenses we could not satisfy using our common stock.

Our future operations as a film production and distribution company, are also expected to be influenced by our ability to use equity compensation to cover certain types of expenses. However, accepting common stock in exchange for services we rendered to non-affiliated enterprises is no longer a component of our business strategy.

COST OF SERVICES

	Cumulative During Development	Year Ended December 31,

	Stage	2003	2002	% Change

Cost of Services	$96,000	$0	$42,000	(100%)

Our cost of services was comprised principally of consulting services provided by contract individuals on behalf of our customer’s business model we were structuring at that time. We provided no services that generated revenue for the year ended December 31, 2003, and had no costs of services. To the degree that we generated revenue in future periods, consulting services provided by officers during such periods are to be matched to revenue associated with such services and recorded as costs of services. In future periods, we do not expect to be providing consulting services in exchange for the common stock of early stage companies. However, we do expect to rely heavily on the ability to use exchanges of our equity to key production and other personnel and contractors as a means of reducing the cash required to complete original motion picture projects. Such reliance could likely result in a lack of predictability and a great deal of volatility with regard to our cost of sales and, therefore, our gross margin percentage.

SALES AND MARKETING EXPENSES

	Cumulative During Development	Year Ended December 31,

	Stage	2003	2002	% Change

Sales & Marketing Expenses	$54,000	$0	$14,000	(100%)

Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. Although the percentage decrease in sales and marketing expenses, from the year ended December 31, 2002 compared to the year ended December 31, 2003, is a substantial percentage, the total dollar amount of sales and marketing expenses is extremely low in 2002 and there were none in 2003. Of our total sales and marketing expenses incurred in the year ended December 31, 2002, 100%, or $14,000, required payment in cash. In future periods, we expect that nearly all of our sales and marketing expenses should be related to the distribution and promotion of original motion pictures we intend to produce. Similarly, we anticipate that nearly all such expenses should require settlement in cash.

RESEARCH AND DEVELOPMENT

	Cumulative During Development	Year Ended December 31,

	Stage	2003	2002	% Change

Research & Development Expenses	$253,000	$0	$1,000	(100%)

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we held rights to and which we intended to use in the future to meet our internal needs or the needs of ventures we might have invested these technologies with. While the total dollar amount of sales and marketing expenses was extremely low during 2002 and there were none in 2003, the percentage change in research and development expenses, from the year ended December 31, 2002 compared to the year ended December 31, 2003, is explained by no research and development activity during 2003. During 2002, 100% of our research and development expenses required settlement in cash. Since inception, the majority, $217,040 or 86.18% of our research and development expenses, has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we do not anticipate entering into similar agreements to acquire technologies.

GENERAL AND ADMINISTRATIVE

	Cumulative During Development	Year Ended December 31,

	Stage	2003	2002	% Change

General & Administrative Expenses	$2,827,000	$408,000	$1,742,000	(426%)

General and administrative expenses during 2003 consisted primarily of officer compensation and professional services. The decrease in general and administrative expenses for the year ended December 31, 2003, compared to the year ended December 31, 2002, is primarily due to our limited activity during the year ended 2003. Accounting, legal and compliance expenses of $56,617 accounted for 14% of the general and administrative costs expensed for 2003. The remaining 86% was comprised of accrued compensation to its corporate officers and consulting fees. In the year ended December 31, 2002, expensing deferred compensation accounted for approximately 68%, or $1,201,000, of our general and administrative expenses for the year. Similarly, prepaid Concept Affiliate services expensed during 2002 accounted for approximately 12%, or $205,120, of our general and administrative expenses for the year ended December 31, 2002. The remaining 20% in 2002 was composed primarily of compliance related expenses, or $336,000. Compliance related expenses include legal, accounting and other charges related to filing our reports with the Securities and Exchange Commission.

IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

	Cumulative During Development	Year Ended December 31,

	Stage	2003	2002	% Change

Impairment of Assets	$2,402,000	$0	$1,187,000	(100%)

Impairment of Investments in Other Companies	$ 711,000	$0	$1,000	(100%)

Our impairment policy requires management to review assets and investments for impairment on an ongoing basis. In the case of investments in other companies, this analysis, combined with our other accounting policies, is expected to have a material impact on our results of operations in future periods. Our accounting policies generally may require us to record services performed in exchange for stock in early stage companies at a nominal value, since the stock issued generally has no readily determinable value. However, when we used our stock to effect investments in other companies, the bid price for our stock on the date of issuance is used to value the transaction initially. Subsequently, an impairment of this value may be required to reduce the carrying amount on our books to reflect an impairment in value.

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for $711,000, or approximately 12% of our $6,060,000 net loss, whereas impairment of long-lived assets has accounted for $2,402,000, or approximately 40% of our net loss since inception. Together, these two expense categories account for 51% of our net loss from inception and through the year ended December 31, 2003.

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

INCOME TAXES

   There is no current or deferred tax expense for the period from January 1, 2003 to December 31, 2003 due to net losses from operations by the Company. As of December 31, 2003 we had operating loss carryforwards of $3,012,000, compared to operating loss carryforwards of $2,784,584 as of December 31, 2002. The operating loss carryforwards expire beginning in 2013 and may be subject to significant limitations attributable to change in control rules.

NET LOSS

	Cumulative During Development	Year Ended December 31,

	Stage	2003	2002	% Change

Net income (loss)	($6,060,000)	($162,000)	($3,001,000)	95%

Net income (loss) per share	($0.48)	($0.01)	($0.24)	96%
Weighted average shares outstanding	12,393,000	23,116,000	12,646,000	83%

   We have incurred net losses from operations in each fiscal year since our inception. The decrease in our loss from operations was approximately 94%, or $2,838,000. The changes in components of our net loss are important. Impairment of assets accounted for 0% of our net loss in 2003, whereas impairment of assets accounted for 40% of our net loss in 2002. We anticipate that impairments should no longer play a major role in our operating results for 2004 as well as in future periods. Although none of our impairment losses have consumed cash flow since inception, our ability to convert the assets, resources and technology we acquired into gains, and ultimately positive cash flow, had largely determined the viability or lack thereof of our business model. Similarly, to the degree that we had to issue more shares to acquire assets and resources that were later impaired and not readily recovered, such events were dilutive to our existing shareholders. With the anticipated change in 2004 of our business model, impairments should hopefully no longer be an issue.

   General and administrative expenses accounted for a higher proportion of our net loss in 2003 compared to 2002. In 2003, general and administrative expenses represented 252% of our net loss, whereas this caption represented 58% of our net loss in 2002. We anticipate that these expenses could continue to increase in 2004, as we engage more officers, directors and other key personnel. Similarly, we anticipate that the total dollar amount of general and administrative expenses requiring payment by cash could also increase in 2004. To the extent that we are unable to secure additional external financing, and or increase the cash revenue generated by our operations, our results and ability to continue as an ongoing concern may be materially adversely affected.

ITEM 7. FINANCIAL STATEMENTS

We are filing the following reports, financial statements and notes to financial statements with this Annual Report. These reports may be found following Part III of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLCOSURES

On March 15, 2004 Dstage.com, Inc. ("the Company")terminated the services of James C. Marshall, C.P.A., P.C., (“Marshall”) and dismissed them as the Certifying Accountant of the Company upon the recommendation of the Company’s audit committee.

Marshall was engaged by the Company on March 9, 2003 and subsequently reviewed the Company’s quarterly filings through September 30, 2003. The Company had no disagreements with James C. Marshall, CPA, P.C. during 2003.

On March 16, 2004, the Company engaged Epstein, Weber & Conover, P.L.C., Certified Public Accountants of Scottsdale,(“EW&C”) Arizona as its new Certifying Accountant. The Company did not have any consulting arrangements with Epstein, Weber & Conover, P.L.C., Certified Public Accountants prior to their appointment.

The Company authorized Marshall to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Marshall review the disclosure and Marshall was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it did not agree with the statements made by the Company in the report on Form 8-K filed on March 19, 2004. Such letter was filed as an exhibit to such Form 8-K.

On May 8, 2003, the Company terminated the services of Ehrhardt Keefe Steiner & Hottman PC ("EKS&H") and dismissed them as the Certifying Accountant of the Company.

On May 9, 2003, the Company engaged James C. Marshall, C.P.A., P.C. as its new Certifying Accountant. On May 15, 2003, the Company filed form 8-K with the Securities and Exchange Commission regarding the change of registrant’s certifying accountant.

At the time the Form 8-K was filed, the Company had requested, but not received, a letter from EKS&H stating whether they agreed with the statements included under Item 4 of the Form 8-K. EKS&H was retained by the Company on September 20, 2002, and furnished a report on the Company's financial statements for the fiscal year ended December 31, 2002, which did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles, except for mention of a going concern issue.

During the fiscal year ended December 31, 2002, and the interim period between September 20, 2002 and May 8, 2003, there were no disagreements between the Company and EKS&H on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to EKS&H's satisfaction, would Have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports for such year.

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

On March 19,2003, the Company changed the Board Directors and appointed new management.

The Company had not previously consulted with EW&C regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) between the Company and Marshall or the Company's previous independent accountant.

The disagreement on a reportable condition as stated by EKS&H on May 23, 2003 was disclosed to EW&C. EW&C reviewed the disclosure and was provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it did not agree with the statements made by the Company in response to Item 304(a). EW&C did not furnish a letter to the Commission.

Gordon, Hughes and Banks of Greenwood Village, Colorado, audited the balance sheet of the Company as of December 31, 2001, and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the year ended December 31, 2001. Their report on the financial statements of the Company for the fiscal years ended December 31, 2001, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. They were the auditors of the Company since its inception of October 12, 1999.

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

ITEM 8A. CONTROL AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors and executive officers of the Company as of December 31, 2003, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of stockholders.

Name of Executive Officers and Directors	Age	Position	Date of Appointment
Robert P. Atwell	50	President, CEO and Director	March 2003
Albert Golusin	49	CFO and Director	March 2003
Jane Olmstead	49	Director	October 1999
Rounsevelle Schaum	71	Director	October 2002

Robert P. Atwell, 50, Chairman, President and Chief Executive Officer, has been President of the Company since March 19, 2003. Mr. Atwell is also the President of The Corporate Solution, Inc. a position he has held since 1978. The Corporate Solution specializes in taking on and implementing assignments for a variety of agencies and corporations including general business consulting, corporate restructuring, mergers and acquisitions, corporate investigations and securities administration. Mr. Atwell also serves as Chairman and is on the board of Eagle Consulting Group, Inc., The Atwell Group, Inc. and Camelot Films, Inc.

Albert Golusin, 48, Chief Financial Officer, has been a Certified Public Accountant since 1981. He worked with the public accounting firms of Grant Thornton & Company and Kenneth Leventhal & Company from 1979 through 1994. From 1985 to 1992, Mr. Golusin was the Controller of a public company called N-W Group, Inc. that later became Glenayre Electronics. He was responsible for managing a $40 million cash portfolio, managing the accounting department and preparing the financial statements for reporting to the Securities Commissions in the U.S.A. and Canada. From 1993 to the present, Mr. Golusin has consulted to publicly traded companies or companies preparing to become publicly traded. He is currently a director of Rhombic Corporation which is a materials research and development company that is publicly traded on the OTC Bulletin Board of NASDAQ.

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

Rounsevelle Schaum, 71, Director, is the Chairman of Newport Capital Partners, Inc., an investment banking firm specializing in providing financial advisory services to emerging growth companies. He is a graduate of Phillips Andover Academy and holds a Bachelor of Science degree in Mechanical Engineering from Stanford University and an MBA from the Harvard Business School. He was also a member of the faculty and Defense Research Staff of the Massachusetts Institute of Technology, where he participated in the development of the computer programs for the Ballistic Missile Early Warning System.

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

Audit Committee

We have an audit committee comprised of Al Golusin, our Chief Financial Officer, and Jane Olmstead, an independent director who is our audit committee financial expert. Ms. Olmstead is the only member of the audit committee that meets the definition of an "audit committee financial expert," as that term is defined by SEC regulations. Further, Ms. Olmstead is the only audit committee member who is independent, as defined by applicable regulation. We are currently in the process of searching for and recruiting potential director candidates who are independent and who might qualify as an additional audit committee financial experts.

Significant Employees

We rely on our Board of Directors, Executive Officers, and all of our employees to further the development of our business. With the planned implementation of our new business model, H. Kaye Dyal, 64, who is expected to be named President of our production entity, Camelot Films, should be a critical component of our future operating strategy. Mr. Dyal has worked in the film industry for over 25 years. He began his career in the studio of renowned film designer Saul Bass. While in the Saul Bass Studios, Mr. Dyal worked with clients as diverse as Kaiser Aluminum Corporation, Kelloggs, General Mills, Continental Airlines, United Air Lines, and many more. While a directing associate to Mr. Bass, their film "Why Man Creates" made for Kaiser Aluminum Corporation, won the Academy Award for Best Short Subject.

   Mr. Dyal worked on television programming with CBS and the National Geographic Society, and with Warner Bros. and Lorimar Television on the "Waltons" television series. Mr. Dyal headed an After School Specials division at Lorimar. As a pilot for Public Television, Mr. Dyal wrote and Produced an award winning adaptation of William Faulkner's short story, "A Rose For Emily", which starred Anjelica Huston, John Randolph and John Houseman. Presented at the Cannes Film Festival, the film has won every major award available in the short film market. Houghton-Mifflen Publishers selected “A Rose For Emily” as their featured work in a Teacher’s Guide to American Literature on Film. Mr. Dyal wrote and also developed several television series, one with Dick Clark Productions, two for World Vision. Most recently, Mr. Dyal Executive Produced two television series pilots, “Norm Crosby’s Celebrity Golf Challenge” and “Melina” a talk show being developed for production in the Latin beat of Miami.

   Mr. Dyal's feature motion picture career began at Cinema Financial of America, where he produced and co-directed "Silence" starring Will Geer. Also for CFA, Mr. Dyal directed "the Memory of Us", winner of a Special Jury Prize at the Atlanta Film Festival. Both films received nation wide domestic theatrical release, and were showcased on cable television. Mr. Dyal advanced his film career writing the Chuck Norris international hit, "Lone Wolf McQuade", which became the television series "Walker, Texas Ranger". He wrote and directed "Trained to Kill" and "Gambit", feature motion pictures which were released through Overseas Film Group. Mr. Dyal was an Executive Producer on “Saved”, a feature motion picture for MGM/UA starring Jena Malona, Mandy Moore, and Macauley Culkin released in April 2004. While head of production for Gravity Entertainment, Dyal oversaw the production of “Bully” directed by Larry Clark, starring Brad Renfro, Nick Stahl, Bijou Phillips, Rachel Miner, Kelli Garner. He is currently producing "Victims" for Cameo Entertainment and “The Cauldron” for Media Financial Partners. Mr. Dyal has written more than two dozen screenplays and stories for a variety of clients, including Orion, Universal, Overseas Film Group and many more. Mr. Dyal has production managed and/or line produced more than eighteen films.

As a corporate executive, Mr. Dyal served as Executive Vice President of Folksay Inc., a Los Angeles based film production and management company, and was the Managing Director of "Will Geer's Theatricum Botanicum" a theater company. Mr. Dyal has served as President of Production for Gravity Entertainment, a Florida Film Studio. During his tenure, the company produced three feature motion pictures, including “Bully” by Larry Clark and the “Suitor”, a PBS feature film. Mr. Dyal has developed several television pilots, and has overseen the development of a number of feature film projects for Gravity Pictures and arranged for the company to sponsor a number of Sundance Film Festival events. While attending the Cannes Film Festival Mr. Dyal successfully developed a number of international film projects, including “Eastern Harbor”, to be filmed in China and Berlin, Germany. Mr. Dyal also negotiated a three picture deal with Penny Marshall’s company Parkway Entertainment and Columbia Pictures. As an Executive Consultant, Mr. Dyal has been responsible for the development and execution of several company business plans, and has introduced and arranged funding for entertainment and non-entertainment clients. Dyal has served as a Board member for Integrated HealthCare, Inc. a publicly traded medical software company and was Assistant to the President of Integrated Direct Inc., an advertising company. Mr. Dyal served as President of Stellar Pacifica LLC, a transactional television and marketing company bringing commercial products to transactional national television markets. Mr. Dyal has a varied background in corporate project funding, and has arranged and closed funding of more than $15 million for both private and public clients, in addition to his current funding activities. Mr. Dyal has a varied background in corporate project funding. Mr. Dyal is a graduate of the University of Illinois with a Bachelor's degree in Fine Arts, and holds a Master's degree in Fine Arts from the University of Southern California. He has been awarded two Ford Foundation Grants, and lives in Southern California.

Family Relationships

There are no family relationships.

Involvement in Certain Legal Procedures

None.

Code of Ethics

We plan to  adopt a Code of Business Conduct that applies to all our directors, officers (including its principal executive officer and principal financial officer) and employees. The Code of Business Conduct should be available on our website at “www.camelotfilms.com.” We plan to also post on this section of our website any amendment to the Code of Business Conduct, as well as any waivers that are required to be disclosed in accordance with Securities and Exchange Commission or market regulations.

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

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers or directors currently has a compensation package. Although we plan to enter into compensation packages during the second quarter of 2004, we have not entered into any written employment agreements with our executive officers as of the date of this filing. All members of management have elected to postpone negotiations with us regarding salaries, until such time as our revenue is adequate to pay salaries without causing financial damage to our plan for business development. As it becomes necessary, more detailed written employment contracts should be entered into between our key personnel and the Company.

Our Board of Directors has not adopted any Stock Incentive Plans as of the date of this filing. We are considering formulating such a plan in the future. Stock options may be granted to eligible participations in the form of Incentive Stock Options (ISOs) under the Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not qualify as ISOs (non-Qualify Stock Options or "NQSOs").

The following table summarizes all compensation paid to our President and Chief Financial Officer for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2003, 2002 and 2001. None of our executive officers were paid compensation in excess of $100,000 during any of the last three fiscal years and none of our executive officers have been paid a salary in any of the last three fiscal years.

Name	Position	Salary	Bonus	Compensation	Securities Underlying Options	All Other Compensation
Robert P. Atwell (1)	President, CEO & Director 2003	0	0	0	0	0
Albert Golusin (2)	CFO & Director 2003	0	0	0	0	0
Rounsevelle Schaum	President 2002	0	0	0	0	$4,582
Frank R. Maresca	CEO 2002 2001	0 0	0 0	0 0	0 0	0 $5,617
Sue Perrault	Past President 2002 2001	0 0	0 0	0 0	0 0	0 0
Officers and Directors as a group	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 $4,582 $5,617

Notes:

(1) Mr. Atwell was scheduled to receive a salary of $250,000 for 2003, which has been accrued. It is anticipated that Mr. Atwell will convert the accrual to stock during 2004.

(2) Mr. Golusin was scheduled to receive a salary of $100,000 for 2003, which has been accrued. It is anticipated that Mr. Golusin will convert the accrual to stock during 2004.
Stock Option Plan

The Company plans to adopt during fiscal year 2004 a Statutory and Non-Statutory Incentive Stock Option Plan ("Plan") which authorizes the Company to grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. Under the Plan, outstanding options must be exercised within 10 years from the date of grant and no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

The Plan should require that the exercise prices of options granted must be at least equal to the fair market value of a share of common stock on the date of grant, provided that for incentive options if an employee owns more than 10% of the Company's outstanding common stock then the exercise price of an incentive option must be at least 110% of the fair market value of a share of the Company's common stock on the date of grant, and the maximum term of such option may be no longer than five years. The aggregate fair market value of common stock, determined at the time the option is granted, for which incentive stock options become exercisable by an employee during any calendar year, is to be limited to an amount to be determined by our Board of Directors.

The Plan is to be administered by the Company's Board of Directors, or a committee thereof, which determines the terms of options granted, including the exercise price, the number of shares of common stock subject to the option, and the terms and conditions of exercise. No option granted under the Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

Compensation of Directors

It is our current policy not to pay cash compensation to directors for solely being a director.

During 2003, independent directors were not compensated; however, officers that were also directors were compensated as described in the Summary Compensation Table. In addition, Jane Olmstead, one of our Directors, provided consulting services to us and will be receiving stock for those services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth as of March 19, 2004, certain information, based on information obtained from the persons named below, with respect to the beneficial ownership of the common stock by each person known by us to own beneficially 5% or more of the common stock.

As of March 19, 2004, there were 40,747,720 outstanding shares held by 107 shareholders of record. For the purposes of this Item 11, any shareholder beneficially owning 5% or more of the Company's common stock are listed below.

Name of Beneficial Owner	Shares Beneficially Owned	Percent
Eagle Consulting Group, Inc.	26,843,671	66%
TOTAL 5% Shareholders as a Group	26,843,671	66%

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

Securities Ownership of Management

The following table sets forth as of March 31, 2004, certain information, based on information obtained from the persons named below, with respect to the securities ownership of the common stock by Management.

Name of Beneficial Owner	Shares Beneficially Owned	Percent
Robert P. Atwell 100 E. San Marcos Blvd. #400 San Marcos CA 92069	26,843,771	66%
Albert Golusin 668 North 44th Street, Suite 248 Phoenix AZ 85008	0	0.0%
Jane Olmstead 7474 East Arkansas #1204 Denver CO 80231	79,000	0.0%
Rounsevelle Schaum 294 Valley Road Middletown RI 02842	800,000	2%

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

All shares are held beneficially and of record and each record shareholder has sole voting and investment power. The address at which each Executive Officer and Director can be reached is the Company's headquarters.

Involvement in Certain Legal Proceedings

None of our management is involved in any type of legal proceedings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions are for fiscal years 2003 and 2004 to date. All other transactions are incorporated by reference and can be referenced through our previous filings.

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

On March 19, 2003, the Corporation accepted the resignation of Frank R. Maresca, Jr., Eric Schmitz and David Baird from the Corporation's Board of Directors.

On March 19, 2003, the Corporation appointed Robert P. Atwell and Albert Golusin to the Corporation's Board of Directors.

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

On March 19, 2003, the Corporation accepted the resignation of Donald J. Marinari as Chairman of the Corporation.

On March 19, 2003, the Corporation appointed Robert P. Atwell President and Chief Executive Officer of the Corporation.

On March 19, 2003, the Corporation appointed Albert Golusin Secretary and Treasurer of the Corporation.

On March 19, 2003, the Corporation appointed Albert Golusin Chief Financial Officer of the Corporation.

During August 2003, the Company issued 20,000,000 restricted common shares to Eagle Consulting Group, Inc. in satisfaction of its debt and accrued interest to Eagle of $224,296.

On February 3, 2004, the Company issued an additional 6,791,287 restricted common shares to Eagle Consulting Group, Inc. in accordance with its agreement with the Company to receive 20% of the Company’s outstanding shares for providing funding. As of December 31, 2003, Eagle had advanced the Company $45,374 in principal and had accrued interest of $1,115. At March 19, 2004, Eagle Consulting Group, Inc. owned 65.9% of all of the outstanding shares of the Company.

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

5.1 None

6. Material Contracts

10. 8K Filings Incorporated Herein by Reference.

10.1 Changes in Control of Registrant incorporated by reference to Exhibit 10.1 on Form 8-K filed July 22, 2002.

10.2 Changes in Control of Registrant; Acquisition or Disposition of Assets; Other Events incorporated by reference to Exhibit 10.2 on Form 8-K filed May 29, 2002.

10.3 Settlement Agreement with Veda Labs, Inc. incorporated by reference to Exhibit 10.3 on Form 8-K filed November 14, 2003.

16.1 Changes in Registrant's Certifying Accountant; Other Events incorporated by reference to Exhibit 16.1 on Form 8-K filed October 1, 2002.

16.2 Changes in Registrant's Certifying Accountant; Other Events incorporated by reference to Exhibit 16.2 on Form 8-K filed May 15, 2003 and Form 8-K/A on May 28,2003.

16.3 Changes in Registrant's Certifying Accountant; Other Events incorporated by reference to Exhibit 16.3 on Form 8-K filed March 19, 2004.

16.4 Material Contract; Other Events incorporated by reference to Exhibit 16.4 on Form 8-K filed April 12, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

   James C. Marshall C.P.A., P.C.,”Marshall”, was the Company's independent auditor for the three quarters ended September 30, 2003. Ehrhardt, Keefe, Steiner & Hottman PC, EKS&H”, were the auditors for the year ended December 31, 2002 and reviewed the quarterly financial statements during that year. Gordon, Hughes and Banks, “GH&B”, were the auditors for the year ended December 31, 2001 and reviewed the quarterly statements that year.

   The Principal Accountants performed the services listed below and were paid the fees listed below:

AUDIT FEES

   Marshall billed aggregate fees of approximately $9,600 for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for each of the three quarters ended September 30, 2003.

   EKS&H charged approximately $15,600 for year ended December 31, 2002 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB.

TAX FEES

   No accountants were used for professional advice pertaining to tax matters.

ALL OTHER FEES

   No Principal Accountant provided or billed for any other professional services during the two years ended December 31, 2003.

(Remainder of Page Left Intentionally Blank)

DSTAGE.COM, INC.

Financial Statements as of
December 31, 2003
And Independent Auditors’ Report

(a development stage company)

DSTAGE.COM, INC
(a development stage company)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

BALANCE SHEET AS OF DECEMBER 31, 2003

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
INCEPTION TO DATE

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEAR
ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
INCEPTION TO DATE

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED
DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
INCEPTION TO DATE

NOTES TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Dstage.com, Inc.:

We have audited the accompanying balance sheet of Dstage.com, Inc. (the Company), a development stage company, as of December 31, 2003 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dstage.com, Inc. as of December 31, 2003, and the results of its operations and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and has a stockholder’s deficit of $6,060,000 at December 31, 2003. Should additional financial resources be required prior to the Company attaining profitability and/or cash flow breakeven levels, the Company would be required to seek additional financial resources from its existing investors or others. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/EPSTEIN, WEBER & CONOVER, PLC
EPSTEIN, WEBER & CONOVER, PLC
Scottsdale, Arizona

March 31, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
DStage.com, Inc.
Phoenix, AZ

We have audited the accompanying statements of operations, changes in stockholders' equity (deficit) and cash flows of DStage.com, Inc. (a development stage company) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements of DStage.com, Inc. (a development stage company) referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC
   Ehrhardt Keefe Steiner & Hottman PC

April 11, 2003
Denver, Colorado

DSTAGE.COM, INC.
(a development stage company)
BALANCE SHEET
AS OF DECEMBER 31, 2003

December 31,
2003
(In $000's)

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$165
Advances from affiliate	47
Due to officers	350

Total current liabilities	562

Total liabilities	562

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 50,000 shares authorized,
33,856 issued and outstanding	33
Additional paid-in capital	5,465
Accumulated deficit	(6,060)

Total stockholders' deficit	(562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

The accompanying notes are an integral part of these financial statements.

DSTAGE.COM, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED
DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
INCEPTION TO DATE

	For the fiscal	For the fiscal
	year ended	year ended	Inception to
	December 31,	December 31,	December 31,
	2003	2002	2003
REVENUE:

Professional services	$-	$5	$59
Total revenues	-	5	59

COST AND EXPENSES:

Cost of product sold	-	42	96
Marketing and sales	-	14	54
Product research and development	-	1	253
General and administrative	408	1,742	2,827
Impairment of assets	-	1,187	2,402
Impairment of investments in other companies	-	1	711
Total costs and expenses	408	2,987	6,343

LOSS FROM OPERATIONS	(408)	(2,982)	(6,284)

OTHER INCOME AND (EXPENSE):

Interest expense	(9)	(19)	(31)
Gain on extinguishment of debt	255	-	255

Total other income (expense)	246	(19)	224

NET LOSS	$(162)	$(3,001)	$(6,060)

NET LOSS PER COMMON SHARE:

Total basic and diluted	$(0.01)	$(0.24)	$(0.48)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING

Basic and diluted	23,116	12,646	12,393

The accompanying notes are an integral part of these financial statements.

DSTAGE.COM, INC.
(a development stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2003, 2002,
and from October 12, 1999 (date of inception)

					Additional
	Common Stock		Treasury Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

BALANCE, October 12, 1999 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Shares issued for cash	1,000	1	-	-	19	-	-	20

Shares issued for services	2,600	3	-	-	49	-	-	52

Shares issued for expense reimbursement	836	1	-	-	16	-	-	17

Net loss	-	-	-	-	-	-	(67)	(67)

BALANCE, December 31, 1999	4,436	5	-	-	84	-	(67)	22
Shares issued for cash	11	-	-	-	11	-	-	11

Shares issued for services	857	1	-	-	121	-	-	122

Shares issued for expense reimbursement	4	-	-	-	4	-	-	4

Shares issued for conversion of debt	1,015	1	-	-	34	-	-	35

Shares issued for investment in companies	710	-	-	-	709	-	-	709

Shares issued for prepaid services	195	-	-	-	195	-	-	195

Shares issued for deferred compensation	89	-	-	-	89	(89)	-	-

Amortization of deferred compensation	-	-	-	-	-	22	-	22

Net loss	-	-	-	-	-	-	(954)	(954)

BALANCE, December 31, 2000	7,317	7	-	-	1,247	(67)	(1,021)	166

Shares issued for expense reimbursement	1	-	-	-	6	-	-	6

Shares issued for prepaid services	337	-	-	-	400	-	-	400

Shares issued for lease of property and equipment	1,000	1	-	-	1,149	-	-	1,150

Shares issued for licensed technology	2,270	3	-	-	36	-	-	39

Shares issued for developed technology	16	-	-	-	19	-	-	19

Shares issued for forgiveness of debt	-	-	-	-	32	-	-	32

Shares issued for services paid for by shareholder	-	-	-	-	26	-	-	26

Shares issued for deferred compensation	1,123	1	-	-	1,297	(1,298)	-	-

Amortization of deferred compensation	-	-	-	-	-	315	-	315

Net loss	-	-	-	-	-	-	(1,876)	(1,876)

BALANCE, December 31, 2001	12,064	12	-	-	4,212	(1,050)	(2,897)	277

The accompanying notes are an integral part of these financial statements

DSTAGE.COM, INC.
(a development stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2003, 2002,
and from October 12, 1999 (date of inception)
(continued)

					Additional
	Common Stock		Treasury Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

BALANCE, December 31, 2001	12,064	12	-	-	4,212	(1,050)	(2,897)	277

Shares issued for licensed technology	3,000	3	-	-	897	-	-	900

Purchase of treasury stock	-	-	(2,400)	(2)	1	-	-	(1)

Shares issued for deferred compensation	1,208	1	-	-	150	(151)	-	-

Amortization of deferred compensation	-	-	-	-	-	1,201	-	1,201

Net loss	-	-	-	-	-	-	(3,001)	(3,001)

BALANCE, December 31, 2002	16,272	16	(2,400)	(2)	5,260	-	(5,898)	(624)
Shares issued for debt	20,000	20	-	-	205	-	-	225

Retirement of treasury stock	(2,400)	(2)	2,400	2	-	-	-	-

Cancellation of shares previously issued	(16)	(1)	-	-	-	-	-	(1)

Net loss	-	-	-	-	-	-	(162)	(162)

BALANCE, December 31, 2003	33,856	$ 33	-	$ -	$ 5,465	$ -	$ (6,060)	$ (562)

The accompanying notes are an integral part of these financial statements.

DSTAGE.COM, INC.
(a development stage company)
Statements of Cash Flows In $(000’S)

	For the fiscal	For the fiscal
	year ended	year ended	Inception to
	December 31,	December 31,	December 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(162)	$(3,001)	$(6,060)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Gain on debt extinguishment	(255)	-	(255)
Depreciation	-	1	4
Amortization of deferred compensation	-	1,202	1,539
Issuance of common stock for services	-	-	174
Issuance of common stock for expense reimbursement	-	-	22
Issuance of common stock for technology	-	-	19
Impairment of investments in other companies	-	1	711
Impairment of assets	-	1,187	2,629
Revenue paid in common stock	-	(1)	(1)
Prepaid services expensed	-	307	530
Expenses paid through notes payable proceeds	-	-	66
Loss on disposal of property and equipment	-	6	6
Changes in assets and liabilities:
Other current assets	-	18	-
Accounts payable and accrued liabilites	371	275	515

Net cash provided by (used in) operating activities	(46)	(5)	(101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(7)

Net cash used for investing activities	-	-	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	-	26
Proceeds from issuance of common stock	-	-	31
Increase (decrease) in advance from affiliate	46	-	47
Increase (decrease) in note payable	-	(5)	4

Net cash provided by financing activities	46	(5)	108

INCREASE (DECREASE) IN CASH	-	(10)	-
CASH, BEGINNING OF YEAR	-	10	-

CASH, END OF YEAR	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DSTAGE.COM, INC.
(a development stage company)
Statements of Cash Flows In $(000’S)
(continued)

	For the fiscal	For the fiscal
	year ended	year ended	Inception to
	December 31,	December 31,	December 31,
	2003	2002	2003
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$9	$4	$31

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for purchase of property
and equipment	$-	$-	$1,154

Common stock issued for purchase of licensed
technology	$-	$900	$938

Treasury stock purchased in exchange for property
and technology	$-	$2	$2

Licensed technology purchased by incurring debt
to seller	$-	$250	$250

Common stock issued for payment of other assets
and prepaids	$-	$-	$2

Common stock issued for prepayment of
services	$-	$152	$2,046

Investments in other companies	$-	$1	$711

Conversion of debt to common stock	$225	$-	$225

Forgiveness of debt by stockholder	$-	$-	$31

The accompanying notes are an integral part of these financial statements.

DSTAGE.COM, INC

NOTES TO FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2003

1. ORGANIZATION AND BASIS OF PRESENTATION

Dstage.com, Inc. (the Company), a Delaware Corporation, incorporated with the intention of providing services and resources to entrepreneurs looking to launch novel products and ventures worldwide in exchange for an interest in the startup ventures. The Company’s activities since inception have consisted of raising capital, recruiting a management team and entering into ventures and alliances with affiliates. The Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. As of December 31, 2002 the Company had written-off all of its investments due to impairments in the carrying value of the assets. Since inception, impairment of investments in other companies and of long-lived assets accounts for approximately 51% of the Company’s net losses.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenues, has experienced material operating losses and has a stockholders’ deficit. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consist of restructuring its debt and seeking additional financial resources from its existing investors or others. However, instability in the stock price may make it difficult to find parties willing to accept restricted shares of common stock in exchange for services required to execute its business plan. There is no assurance that such resources would be made available to the Company, or that they would be on financially viable terms.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Financial Instruments - Financial instruments consist primarily of obligations under accounts payable and accrued expenses, notes payable and capital lease obligations. The carrying amounts of accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of notes payable and capitalized lease obligations approximate fair value because they contain market value interest rates and have specified repayment terms. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards – In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations.

Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.
Loss Per Common Share - The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at December 31, 2003.

3. PREPAID SERVICES

Prior to the year ended December 31, 2002, the Company entered into contracts in which companies agreed to provide future professional services in exchange for common stock of the Company. The total balance of prepaid services was expensed in 2002.

4. PROPERTY & EQUIPMENT

In the year ended December 31, 2002, the Company’s property and equipment, which was held at a storage facility, was sold for non-payment of rent. Rent and fees due at the time of sale were approximately $701. The net book value of the assets disposed of for settlement was approximately $5,413, resulting in a loss on sale of $4,712. The Company has had no property or equipment during the twelve months ended December 31, 2003. Depreciation expense for the years ended December 31, 2003 and 2002 was $0 and $1,322 respectively.

5. LICENSED TECHNOLOGY

In the year ended December 31, 2001, the Company entered into a commitment to purchase technology licenses from an unrelated entity. The Company was unable to complete the purchase and returned the asset under a settlement agreement. Accordingly, the licensed technology which had been recorded at a value of $900,000 was fully impaired in 2002. Impairment losses for the years ended December 31, 2003 and 2002 was $0 and $1,186,500 respectively.

6. COMMITMENTS AND CONTINGENCIES

The Company is delinquent on obligations to various vendors. Accounts payable balances over 90 days past due as of December 31, 2003 and 2002 were $22,270 and $16,933 respectively. The Company believes it has identified and accrued for all valid claims from creditors, consultants and vendors as of December 31, 2003. Although there have been no specific disputes over these matters and related amounts these third parties may assert additional claims as the Company attempts to settle all past due obligations.

7. ADVANCES FROM AFFILIATE

As of December 31, 2003 the Company owed $46,489 to an affiliate for expenses paid on behalf of the Company. Subsequent to December 31, 2003, the affiliate received 20% of the Company’s outstanding common stock for services and forgiveness of the $46,489 obligation.

8. NOTES PAYABLE

During the year ended December 31, 2002, the Company issued a note payable for $200,000 to an affiliate for investment banking services. The note payable provided for annual interest at 8%, was secured by all of the assets of the Company, and was due on demand. In 2003, the Company issued 20,000,000 restricted common shares to retire the note, additional advances and accrued interest totaling $224,296. Interest expense for the years ended December 31, 2003 and 2002 was $9,295 and $4,000 respectively.

9. DUE TO OFFICERS

In the year ended December 31, 2003, the Company accrued $330,000 in compensation to its officers. The officers may accept their compensation in stock, and in the event they elect to do so the amount of stock to be issued shall be determined by prorating their annual salary on a monthly basis and issuing shares based on the average bid price for each month converted to stock as determined by the market price report generated by the Over The Counter Bulletin Board. As of December 31, 2003 none of the compensation had been paid in cash or converted to stock.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors. The Company has considered these factors in reaching its conclusion as to a valuation allowance for financial reporting purposes.

The components of the provision for income taxes for years ended December 31, are as follows:

2003	2002
Current tax provision (benefit)	$(85,400)	$-0-
Deferred tax provision (benefit)	85,400	-0-

Total income tax provision (benefit)	$-0-	$-0-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	2003		2002
Federal statutory rates	$(55,080)	(34)%	$(1,020,334)	(34)%
State income taxes	(9,720)	(6)%	(180,059)	(6)%
Valuation allowance for operating loss carryforwards	161,400	100%	1,200,393	40%
Permanent difference on gain on debt extinguishment	(89,250)	(55)%	-0-	-
Other	7,350	5%	-0-	0%
Effective rate	$-0-	(-0-)%	$ -0-	(-0-)%

At December 31, 2003, the Company had federal net operating loss carry forwards of approximately $3,012,000 that expire from 2013 to 2023 and state net operating loss carry forwards of approximately $2,990,000 that expire from 2005 to 2008. Because of the current uncertainty of realizing the benefits of the tax net operating loss carryforward, a valuation allowance has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 are as follows:

Differences in book/tax bases of intangible assets		$896,000
Differences in book/tax bases of accrued compensation		140,000
Net operating loss carryforwards		1,193,000

Deferred income tax asset		2,229,000
Less: valuation allowance		(2,229,000)

Total deferred income tax asset		-0-

Deferred income tax liability		(-0-)

Net deferred income tax asset	$	- 0 -

The Company's valuation allowance increased by approximately $162,000 during the year ended December 31, 2003.

11. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002, the Company entered into related party transactions with Board members, officers and affiliated entities. The Company issued shares of common stock for services rendered, cash advances, and payment of expenses on behalf of the Company.

On March 20, 2003, the Company entered into an agreement with an affiliate whereby the Company will issue 20% of its common shares in exchange for services and advances. On March 31, 2003 the Company granted $350,000 in executive compensation to be paid in cash or common stock at the election of its officers. On July 17, 2003 the Company approved the issuance of 20,000,000 shares to an affiliate in exchange for the retirement of $224,296 of debt.

12. COMMON STOCK

During the year ended December 31, 2003 the Company issued a total of 20,000,000 shares of its common stock to an affiliate in retirement of the affiliate’s $224,296 of debt with the Company. During the year ended December 31, 2002 the Company issued 4,207,500 shares of its common stock to various parties for a variety of resources, services and technology. The Company received no cash for any of the shares it issued in the years ended December 31, 2003 and 2002. Subsequent to December 31, 2003 there were approximately 8,000,000 shares issued, the majority of which were a result of an agreement with an affiliate whereby the affiliate receives 20% of the Company’s common stock on a non-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. In addition, the affiliate will receive 2,000,000 options to purchase common shares.

During the year ended December 31, 2002, the Company entered into an agreement with an unrelated entity, to acquire their technology for 3,000,000 shares of the Company’s stock along with a note payable for $250,000. The Company was unable to fulfill the agreement due to a lack of financial resources. As a result, on October 23, 2003, the Company entered into a settlement agreement to return the technology, to issue 1,000,000 restricted common shares at fair market value of $0.04 per share. As of December 31, 2003 the Company accrued a liability for the 1,000,000 shares at $40,000. At December 31, 2002, there were a total of 2,400,000 shares of its common stock in treasury resulting from two separate transactions. In April 2002 the Company repurchased 900,000 shares at and in May 2002, the Company repurchased 1,500,000 shares. The shares were acquired for par value of $0.01. During the year ended December 31, 2003, the Company retired these shares at their par value of $0.01 per share.

13. GAIN ON EXTINGUISHMENT OF DEBT

During the year ended December 31, 2003, the Company entered into a settlement agreement with an unrelated entity to return assets which the Company had made a commitment to purchase for $250,000 plus interest. As retirement of the debt the Company issued 1,000,000 restricted common shares valued at $0.04 per share ($40,000). In addition, during the year ended December 31, 2003, the Company reduced its general liability to creditors and vendors by 50% ($35,500). Gain on extinguishment of debt for the years ended December 31, 2003 and 2002 was $255,500 and $0 respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dstage.com, Inc.

Dated: April 14, 2004

By:/s/Robert P. Atwell
President, Chief Executive Officer

By:/s/Albert Golusin
Chief Financial Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 14, 2004 By: /s/ Robert P. Atwell
Robert P. Atwell, Director

Date: April 14, 2004 By: /s/ Albert Golusin
Albert Golusin, Director

Date: April 14, 2004 By: /s/ Jane Olmstead
Jane Olmstead, Director

Date: April 14, 2004 By: /s/ Rounsevelle Schaum
Rounsevelle Schaum, Director

EXHIBIT 31

CERTIFICATION PURSUANT TO SECTION 302

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

Date: April 14, 2004

/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

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

Date: April 14, 2004

/s/ Albert Golusin
Albert Golusin Chief Financial Officer

Exhibit 32

 CERTIFICATION PURSUANT TO SECTION 906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

In connection with the Annual Report of Dstage.com Inc, a Delaware corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Robert P. Atwell, Chief Executive Officer of the Company, certify, pursuant to 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer
April 14, 2004

 CERTIFICATION PURSUANT TO SECTION 906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

In connection with the Annual Report of Dstage.com Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Albert Golusin, Chief Financial Officer of the Company, certify, pursuant to 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Albert Golusin
Albert Golusin
Chief Financial Officer
April 14, 2004