Form 10QSB
period 2004-03-31
DSTAGE COM INC
filed 2004-05-17
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-3078

DSTAGE.COM, INC

(Exact name of registrant as specified in its charter)

        Delaware                                                                                     52-2195605

 (State or other jurisdiction of                                                          (I.R.S. Employer
     incorporation or organization)                                                        Identification No.)

100 E. San Marcos Blvd. # 400
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
Yes ☒             No☐

As of March 31, 2004, the Registrant had outstanding 40,747,720 shares of Common Stock, $0.001 par value.

Page - 1

DSTAGE.COM, INC.

Page - 2

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE SUBJECT TO THE "SAFE HARBOR" CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS CONCERNING OUR BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS WHICH ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. ALL STATEMENTS, OTHER THAN HISTORICAL FINANCIAL INFORMATION, MAY BE MARKET TO BE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES", "PLANS", "ANTICIPATES", "EXPECTS", AND SIMILAR EXPRESSIONS HEREIN ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS, WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE COMPANY'S OTHER SEC FILINGS.

Page - 3

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

DSTAGE.COM INC.
BALANCE SHEET
(A Development Stage Company)
March 31, 2004
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash

OTHER ASSETS:
Investments
Licensing Agreements and Technologies
Patents

Total assets	$-

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$164,753
Due to officers	437,500

Total current liabilities	602,057

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 50,000,000	40,748
shares authorized, 40,747,720 issued and
outstanding
Additional paid-in capital	5,548,318
(Deficit) accumulated during the development stage	(6,191,319)

Total stockholders' equity	(602,057)

Total liabilities and stockholders' equity	$-

The accompanying notes are an integral part of these financial statements.

Page - 4

DSTAGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cummulative from
			October 12, 1999
	For the 3 months ended		(Inception ) to
	March 31,2004	March 31,2003	March 31,2004

Revenue:
Professional services	$-		$58,568

Expenses:
Cost of services	-		95,700
Sales and marketing	-		53,959
Research and development	-		252,550
General and administrative	131,681	46,000	2,958,805
Impairment of assets	-		2,402,338
Impairment of investments in	-		710,868
other companies

Total expenses	131,681	46,000	6,474,416

Income (loss) from operations	(131,681)	(46,000)	(6,415,652)

Interest (expense)		(4,000)	(9,294)
Other income (expense), net	-		(21,677)
Gain on extinguishment of debt		-	255,500

Net (loss)	$(131,681)	$(50,000)	$(6,191,123)

Net (loss) per share:
Basic & diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & diluted	38,297,485	16,271,601

The accompanying notes are an integral part of these financial statements.

Page - 5

DSTAGE.COM, INC.
( A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						(Deficit)
						Accumulated
	Common Stock		Treasury Stock		Additional	During
					Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance, October 12, 1999	0								0
Issuance of shares for cash at $.02 per share	1,000,000	1,000			19,000				20,000
Issuance of shares for services at $.02 per share	2,600,000	2,600			49,400				52,000
Issuance of shares for expense reimbursement	834,569	835			15,856				16,691
at $.02 per share									0
Net (loss)						(66,796)			(66,796)

Balance, December 31, 1999	4,434,569	4,435	0	0	84,256	(66,796)	0	0	21,895

Issuance of shares for conversion of notes	1,000,000	1,000			19,000				20,000
payable at $.02 per share									0
Issuance of shares for services at $.02 per share	750,000	750			14,250				15,000
Issuance of shares for cash at $1.00 per share	10,835	11			10,824				10,835
Issuance of shares for conversion of notes	15,000	15			14,985				15,000
payable at $1.00 per share									0
Issuance of shares for expense reimbursement	4,630	4			4,626				4,630
at $1.00 per share									0
Issuance of shares for services at $1.00 per share	107,000	107			106,893				107,000
Investment in other companies by issuance	710,000	710			709,290				710,000
of shares at $1.00 per share									0
Issuance of shares for prepaid services at	195,000	195			194,805				195,000
at $1.00 per share									0
Issuance of shares for deferred compensation	89,000	89			88,911				89,000
to officers, directors and controlling parties									0
at $1.00 per share								(89,000)	(89,000)
Deferred compensation expensed								21,920	21,920
Net (loss)						(954,329)			(954,329)

Balance, December 31, 2000	7,316,034	7,316	0	0	1,247,840	(1,021,125)	0	(67,080)	166,951

Issuance of shares for expense reimbursement	1,248	1			5,616				5,617
Issuance of shares for prepaid services	337,208	337			400,407				400,744
Property & equipment lease by issuance of shares	1,000,000	1,000			1,149,000				1,150,000
Licensed technology by issuance of shares	2,270,000	2,270			35,730				38,000
Issuance of shares for deferred compensation	1,122,944	1,123			1,297,229				1,298,352
to officers, directors and related parties								(1,298,352)	(1,298,352)
Issuance of shares for developed	16,667	17			19,150				19,167
technology expensed									0
Forgiveness of debt by shareholder					31,489				31,489
Related party services paid for by shareholder					25,500				25,500
Deferred compensation expensed								315,423	315,423
Net (loss)						(1,875,683)			(1,875,683)

Balance at December 31, 2001	12,064,101	12,064	0	0	4,211,961	(2,896,808)	0	(1,050,009)	277,208

Issuance of shares for deferred compensation									0
to officers, directors and related parties									0
Issuance of shares for services	1,207,500	1,208			150,367			(151,575)	0
Licensed technology by issuance of shares	3,000,000	3,000			897,000				900,000
Deferred compensation expensed									0
Purchase of treasury stock in exchange			(1,500,000)	(1,500)					(1,500)
for licensed technology									0
Purchase of treasury stock in exchange			(900,000)	(900)	900			1,201,584	1,201,584
for capital lease									0
Net (loss)						(3,000,982)			(3,000,982)

Balance at December 31, 2002	16,271,601	16,272	(2,400,000)	(2,400)	5,260,228	(5,897,790)	0	0	(623,690)

Issuance of shares for debt	20,000,000	20,000			204,296				224,296
Retirement of treasury shares	(2,400,000)	(2,400)	2,400,000	2,400					0
Cancellation of shares previously issued	(15,168)	(15)			15				0
Net (loss)						(161,652)			(161,652)

Balance at December 31, 2003	33,856,433	33,857	0	0	5,464,539	(6,059,442)	0	0	(561,046)

Shares issued for services	100,000	100			2,900				3,000
Shares issued for financing	6,791,287	6,791			196,948				203,739
Subscriptions receivable for financing agreement	0	0					(116,069)		(116,069)
Net (loss) for the three months ended March 31, 2004	0	0				(131,681)			(131,681)
Balance at March 31, 2004	40,747,720	$40,748	$0	$0	$5,664,387	($6,191,123)	($116,069)	$0	($602,057)

The accompanying notes are an integral part of these financial statements.

Page - 6

DSTAGE.COM, INC.
(A Devlopment Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			Cummulative from
	For the three months		October 12, 1999
	ended March 31,		(Inception ) to
	2004	2003	March 31, 2004
OPERATING ACTIVITIES

Net (loss) income for the period	$(131,681)	$(50,000)	$(6,191,123)
Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:
Gain on extinguishment of debt			(255,500)
Depreciation			3,997
Amortization of deferred compensation			1,538,927
Common stock issued for services	3,000		177,000
Common stock issued for expense reimbursement			22,051
Common stock issued for technology			19,167
Impairment of investments in other companies			710,868
Impairment of assets			2,628,360
Revenue paid in common stock			(1,068)
Prepaid services expensed			530,104
Expenses paid through notes payable proceeds			66,489
Loss on disposal of property and equipment			5,854
Change in assets and liabilities:
(Increase) decrease in other current assets			0
Increase (decrease) in accrued liabilities		50,000	165,581
Increase in due to officers	87,500		437,500

Net Cash provided (used) by operating activities	(41,181)	0	(141,793)

Cash flows from investing activities:
Purchase of fixed assets			(6,689)
Cash provided (used) from investing activities	0	0	(6,689)

Cash flows from financing activities:
Contributed capital			25,500
Issuance of common stock for advances from affiliate	41,181		87,670
Proceeds from issuance of common stock			30,835
Increase (decrease) in notes payable			4,477

Cash provided (used) in financing activities	41,181	0	148,482

Increase in cash	0	0	0
Cash at beginning of period	0	0
Cash at end of period	0	0	0

The accompanying notes are an integral part of these financial statements.

Page - 7

DSTAGE.COM, INC.
(A Devlopment Stage Company)
STATEMENTS OF CASH FLOW - continued
(Unaudited)

			Cumulative from
	For the three months		October 12, 1999
	ended March 31,		(Inception ) to
	2004	2003	March 31, 2004

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$0	$8,000	$31,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for property and equipment		$0	$1,153,162
Issuance of common stock for licensed technology		$900,000	$938,000
Purchase of treasury stock in exchange for property		$2,400	$2,400
and technology
Purchase of licensed technology for debt to seller		$250,000	$250,000
Issuance of common stock for prepaid and other assets		$0	$1,726
Prepayment of services for common stock		$60,325	$2,046,000
Investments in other companies		$0	$710,000
Conversion of debt to common stock		$0	$225,500
Forgiveness of debt by stockholder		$0	$31,489

The accompanying notes are an integral part of these financial statements.

Page - 8

DSTAGE.COM, INC

NOTES TO FINANCIAL STATEMENTS FOR THE QUARTERS ENDED MARCH 31, 2004 AND MARCH 31, 2003

1.ORGANIZATION AND BASIS OF PRESENTATION

Dstage.com, Inc. (the Company), a Delaware Corporation, was incorporated with the intention of providing services and resources to entrepreneurs looking to launch novel products and ventures worldwide in exchange for an interest in the startup ventures. On April 12, 2004 the Company announced its intention of changing its name to Camelot Entertainment Group, Inc. and plans to change its business model from pursuing a new approach to venture formation (the Dstage.com Model) to the Camelot Studio Model (or "CSM"), which provides for the development, production, marketing and distribution of motion pictures. The official effective date for these changes is expected to be May 12, 2004. The Company’s activities since inception have consisted of raising capital, recruiting a management team and entering into ventures and alliances with Affiliates. The Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. As of March 31, 2004 the Company had written-off all of its investments due to impairments in the carrying value of the assets. Since inception, impairment of investments in other companies and of long-lived assets accounts for approximately 50% of the Company’s net losses.

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

Management’s plans with respect to the current situation consist of restructuring the Company’s debt and seeking additional financial resources from existing investors or others in implementing its new business model. However, instability in the stock price may make it difficult to find parties willing to accept the Company’s restricted shares of common stock in exchange for cash and or services required to execute its Plan of Operation. There is no assurance that such resources would be made available to the Company, or that they would be on financially viable terms.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and in accordance with current securities regulations these unaudited financial statements have been reviewed by our independent auditors. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

Page - 9

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

Income taxes

The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

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

Impairment of long-lived assets

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

Page - 10

Revenue Recognition

Revenue consists of professional services. Revenues for services are recognized when the services are rendered. The amounts of such revenues are recorded based on the value of compensation received for the services. In the Company's current operations, compensation to the Company has consisted of stock in start up companies to whom the services were rendered.

Stock Based Compensation

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent disclosures in annual and interim financial statements with regard to the method of accounting for stock-based employee compensation and the impact of the method used on reported results. The Company has elected to adopt the recognition provisions of SFAS 148 for stock-based compensation recorded for fiscal years beginning after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. While Eagle has advanced the Company $41,180 during the first quarter of 2004, it appears unlikely that such funding will be enough to implement the Company's Plan of Operation during 2004 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. COMMITMENTS AND CONTINGENCIES

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

Page - 11

5. ADVANCES FROM AFFILIATE

During the first quarter of 2004, the Company issued 6,791,287 restricted common shares to an Affiliate in exchange for the Affiliate advancing $45,374 of principal and accrued interest of $1,116 during 2003. During the first quarter of 2004, the Affiliate also advanced $41,180 to pay the Company’s operating expenses.

6. DUE TO OFFICERS

As of March 31, 2004, the Company owed its officers $437,500 of accrued compensation. During the quarter ended March 31, 2004, the Company accrued $87,500 in compensation to its officers and agreed to issue a total of 11,666,666 restricted common shares at a market value of $350,000 for 2003 services.

7.INCOME TAXES

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors. The Company has considered these factors in reaching its conclusion as to a valuation allowance for financial reporting purposes.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

		At March 31,	At December 31,
		2004	2003
Differences in book/tax basis of intangible assets		$896,000	$896,000
Differences in book/tax basis of accrued compensation		140,000	140,000
Net operating loss carryforwards		1,324,681	1,193,000

Deferred income tax asset		2,360,681	2,229,000
Less: valuation allowance		(2,360,681)	(2,229,000)

Total deferred income tax asset		- 0 -	-0-
Deferred income tax liability		- 0 -	(0)

Net deferred income tax asset	$	- 0 -	$0

8. COMMON STOCK

During the first quarter ended March 31, 2004 there were 100,000 restricted common shares at a market value of $3,000 issued for legal services and 6,791,287 restricted common shares at a market value of $46,490 issued in accordance with an agreement with an Affiliate whereby the Affiliate receives 20% of the Company’s outstanding common stock, on a non-dilutive basis, in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. In addition, the Affiliate will receive 2,000,000 options to purchase common shares. Such options have not been issued to date.

Page - 12

9. STOCK OPTIONS

The Company has an agreement with Corporate Awareness Professionals, Inc. (“CAP”), which in part provides for the initial purchase of 1,675,000 shares of its $.001 par value common stock, through options priced at $0.15 per share, for $251,250. CAP also has the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP will have the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP exercises all its options, it will have purchased 2,775,000 total shares for $801,250. All of the options are exercisable until the expiration of the term of the CAP agreement.

10. RELATED PARTY TRANSACTIONS

On January 30, 2004 the Company approved the issuance of 11,666,666 restricted common shares at a market value of $350,000 to its officers for 2003 services.

On March 20, 2003, the Company entered into an agreement with an Affiliate whereby the Company will issue 20% of its outstanding common shares in exchange for services and advances. A total of 6,791,287 restricted common shares were issued during the first quarter of 2004 for principal advances $45,374 and accrued interest of $1,116 made during 2003 in accordance with the agreement. The Affiliate paid $41,180 in expenses on behalf of the Company during the first quarter of 2004.

11. SUBSEQUENT EVENTS

On April 16, 2004, the Company filed a Definitive Schedule 14-C Information Statement disclosing the approval of a majority of the shareholders to change the name of the Company to Camelot Entertainment Group, Inc., increase the authorized common shares to 150,000,000 and to authorize 50,000,000 preferred shares. The shareholders also approved the adoption of a 2004 stock option plan authorized to issue 50,000,000 shares. The Company anticipates the actions to become effective on May 12, 2004.

Page - 13

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

The matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to statements concerning our business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters which are "forward-looking statements" as that term is defined under the Federal Securities Laws. All statements, other than historical financial information, may be market to be forward-looking statements. The words "believes", "plans", "anticipates", "expects", and similar expressions herein are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Forward-looking statements include, but are not limited to, those discussed in "Factors That May Affect Future Results," and elsewhere in this report, and the risks discussed in the Company's other SEC filings.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $2,360,000 deferred income tax asset related to net operating loss carryforwards and other book/tax differences at March 31, 2004. Management determined that because the Company has yet to generate taxable income, and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

The Company has acquired certain technology and licenses. Prior to March 31, 2004, the Company determined that the value of these acquired assets was impaired and has provided an impairment allowance for the full purchase price of these assets. The impairment amount charged to operations in prior years was $3,113,206.

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

Page - 14

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

Page - 15

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

The commercial potential of individual motion pictures varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of our income or loss. However, the likelihood that we would report losses, particularly in the year of a motion picture’s release, is increased by the industry’s method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture could not recover our capitalized costs. On the other hand, the profit of a profitable motion picture must be deferred and recognized over the entire revenue stream generated by that motion picture. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on our release schedule, the timing of advertising campaigns and the relative performance of individual motion pictures.

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

Page - 16

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

The Company entered into an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. Eagle has advanced the Company a limited amount of funds in the first quarter of 2004, and it appears likely that such funding should be enough to meet all of the Company's cash requirements for the remaining quarters in 2004. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OVERVIEW

Dstage.com, Inc. was incorporated in Delaware on October 12, 1999. On April 12, 2004 we announced our intention to change our name to Camelot Entertainment Group, Inc. and plan to change our business model from pursuing a new approach to venture formation (the Dstage.com Model) to the Camelot Studio Model (or "CSM"), which provides for the development, production, marketing and distribution of motion pictures. The CSM attempts to combine the efficiencies realized by studios of the early 1900s, with the artistic focus and diversity of today's independent productions. Using this approach, the Company believes the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CSM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas a low-budget picture is severely limited by the types of postproduction technology used, due to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum of 12 original motion pictures each year. The goal of the CSM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

Page - 17

Our historical operations, as Dstage.com, Inc., consisted primarily of attempting to provide support, organization and restructuring services to other development stage companies. Due to the complete and drastic change in our business focus, from seeking to aid development stage companies to our current focus of producing, distributing and marketing original motion pictures, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you read the discussion in connection with the audited financial statements, the unaudited interim financials and the related notes included elsewhere in this quarterly report in addition to thoroughly reading our current plan of operations.

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

Page - 18

•The manner in which development and pre-production activities are managed can have the largest impact on both the quality, or creative content, and the cost of creating a motion picture.

•There are a number of factors that make it difficult for most motion pictures to invest large amounts of time and a proportionally large share of a motion picture’s overall budget into development and pre-production activities.

•The factors that make it difficult for many motion picture projects to invest a major share of a film’s time and financial resources into development and pre-production activities may have created a pervasive business culture that emphasizes moving projects towards principal photography too quickly.

•A very small percentage of all writers that want to have their screenplays become completed motion picture projects will ever realize this ambition.

•A very small percentage of all directors will participate in principal photography in any given year.

•The percentage of qualified actors that never have the opportunity to participate in a completed original motion picture that is released commercially is substantial.

•There are large periods of unemployment for many individuals involved in motion picture production.

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

Page - 19

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

Page - 20

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

Page - 21

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

Page - 22

RESULTS OF OPERATIONS

General

Our historical operations, as Dstage.com, Inc., consisted primarily of attempting to provide support, organization and restructuring services to other development stage companies. Due to the complete and drastic change in our business focus, from seeking to aid development stage companies to our current focus of producing, distributing and marketing original motion pictures, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you read the discussion in connection with the audited financial statements, the unaudited interim financial and the related notes included elsewhere in this quarterly report.

QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

GENERAL AND ADMINISTRATIVE

	Cumulative During Development	Quarter Ended March 31,
	Stage
		2004	2003	% Change

General & Administrative Expenses	$2,958,805	$131,681	$46,000	186%

The increase in general and administrative expenses for the quarter ended March 31, 2004, compared to the year ended March 31, 2003, is primarily officer compensation which was $87,500 and $20,000 for the quarters ended March 31, 2004 and 2003, respectively.

Accounting, legal and compliance expenses were $25,451 for the quarter ended 2004 as opposed to approximately $26,000 during the quarter ended 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have no history of operations as a film production and distribution company. We believe that, due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. To date, Eagle has advanced the Company a total, including interest, of $87,670. The funding commitment from Eagle should cover all of our operating expenses for the next twelve months.

Page - 23

In addition, we have entered into an agreement with Corporate Awareness Professionals, Inc. (“CAP”), which in part provides for the initial purchase of 1,675,000 shares of our $.001 par value common stock through options priced at $0.15 per share for $251,250. In addition, CAP has the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP has the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP exercises all its options, it should have purchased 2,775,000 total shares for $801,250. As of the date of this quarterly report, CAP has not exercised any of its options. There can be no guarantee that they will exercise any of their options, and in the event they do exercise some of their options, there can be no guarantee that they will exercise all of their options. As a result, the failure of CAP to exercise some or all of their options would have an adverse effect on us and our ability to commence production on our first two pictures.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have an Accumulated Deficit and we have no History of Operations as a Motion Picture Company

   We have incurred losses in each operating period since our inception on October 12, 1999. Operating losses may continue, which could adversely affect financial results from operations and stockholder value, and there is a risk that we may never become profitable.

   As of March 31, 2004, we have an accumulated deficit of $6,191,123, all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. There can be no assurance that our management will be successful in managing the Company as a motion picture production, distribution and marketing concern.

Page - 24

We expect to have a need for Additional Financing

   As of March 31, 2004, we had a working capital deficit of $602,057. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from our motion pictures, if any. This time lapse requires us to fund a significant portion of our capital requirements from private parties, institutions, and other sources. Although we intend to reduce the risks of our production exposure through strict financial guidelines and financial contributions from broadcasters, sub-distributors, tax shelters, government and industry programs and studios, we cannot assure you that we will be able to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures. If we increase our production slate or our production budgets, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

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

Page - 25

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

If we do not complete a film on schedule or within budget, our ability to generate revenue may be diminished or delayed. Our success depends on our ability to complete the film on schedule and within budget.

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

Page - 26

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

Piracy of Original Motion Pictures we Plan to Produce may Reduce our Revenues and Potential Earnings

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

Page - 27

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

Page - 28

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

Page - 29

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

The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only ten to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations or financial condition.

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

Page - 30

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

There were no significant changes in our internal controls over financial reporting or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Page - 31

ITEM 2. CHANGE IN SECURITIES

On January 29, 2004, the Company issued 100,000 restricted common shares at a market value of $.03 per share to an individual for legal services provided. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Also on January 29, 2004, the Company issued 6,791,287 restricted common shares to Eagle Consulting Group, Inc. in accordance with its agreement with the Company. The shares were issued in part for consideration of $45,374 in principal from cash advances and accrued interest of $1,115 during 2003 and $41,180 of cash advanced during the first quarter of 2004. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

3.1
31.1 Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

31.2 Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.1 Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

b. Reports on Form 8-K

Changes in Registrant's Certifying Accountant; Other Events incorporated by reference to Exhibit 6(b) on Form 8-K filed March 19, 2004.

Page - 32

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DSTAGE.COM, INC.
(Registrant)

/S/ ROBERT P. ATWELL
Robert P. Atwell
Chief Executive Officer

/S/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

April 23, 2004

Page - 33

EXHIBIT 31

Page - 34

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

Date: April 23, 2004

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer

Page - 35

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

Date: April 23, 2004

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

Page - 36

EXHIBIT 31

Page - 37

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Dstage.com Inc , a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I,  Robert P. Atwell, Chief Executive Officer  of the Company, respectively certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the
Company.

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer
April 23, 2004

Page - 38

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Dstage.com Inc , a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I , Albert Golusin, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer
April 23, 2004

Page - 39