Form 10QSB
period 2004-06-30
Camelot Entertainment Group, Inc.
filed 2004-08-16
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-3078

CAMELOT ENTERTAINMENT GROUP, INC.
(FKA DSTAGE.COM, INC.)
-----------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware            52-2195605
------------------------------- -----------------
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
Yes [X]   No [ ]

As of June 30, 2004, the Registrant had outstanding 61,783,638 shares of Common Stock, $0.001 par value.

Page - 1

CAMELOT ENTERTAINMENT GROUP, INC. (FKA DSTAGE.COM, INC.)

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

Page - 3

PART I - FINANCIAL INFORMATION

Page - 4

CAMELOT ENTERTAINMENT GROUP, INC.
(fka Dstage.com, Inc.)
BALANCE SHEET
( A Development Stage Company)
June 30, 2004
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$8,311

OTHER ASSETS:
Investments
Licensing Agreements and Technologies
Patents

Total assets	$8,311

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$164,549
Due to officers	87,500

Total current liabilities	252,049

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 50,000,000	0
shares authorized, none issued and outstanding
Common stock, $.001 par value, 150,000,000	61,784
shares authorized, 61,783,638 issued and
outstanding
Additional paid-in capital	6,312,987
Subscriptions under financing agreement	(207,535)
(Deficit) accumulated during the development stage	(6,410,974)

Total stockholders' equity	(243,738)

Total liabilities and stockholders' equity	$8,311

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page - 5

CAMELOT ENTERTAINMENT GROUP, INC.
(fka Dstage.com, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cummulative from
					October 12, 1999
	For the 3 months ended		For the 6 months ended		(Inception ) to
	June 30,2004	June 30,2003	June 30,2004	June 30,2003	June 30,2004

Revenue:
Professional services	$0		$0		$58,568

Expenses:
Cost of services					95,700
Sales and marketing					53,959
Research and development					252,550
General and administrative	219,851	101,980	351,532	147,980	3,178,656
Impairment of assets					2,402,338
Impairment of investments in					710,868
other companies

Total expenses	219,851	101,980	351,532	147,980	6,694,071

Income (loss) from operations	(219,851)	(101,980)	(351,532)	(147,980)	(6,635,503)

Interest (expense)		(4,179)		(8,179)	(9,294)
Other income (expense), net					(21,677)
Gain on extinguishment of debt					255,500

Net (loss)	$(219,851)	$(106,159)	$(351,532)	$(156,159)	$(6,410,974)

Net (loss) per share:
Basic & diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & diluted	41,249,763	16,271,601	41,000,128	16,271,601

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page - 6

CAMELOT ENTERTAINMENT GROUP, INC.
(fka Dstage.com, Inc.)
( A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						(Deficit)	Subscription
			Treasury Stock		Additional	Accumulated During	under
	Common Stock				Paid-In	Development	financing	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	agreement	Compensation	Total

Balance, October 12, 1999	0								$0
Issuance of shares for cash at $.02 per share	1,000,000	1,000			19,000				20,000
Issuance of shares for services at $.02 per share	2,600,000	2,600			49,400				52,000
Issuance of shares for expense reimbursement	834,569	835			15,856				16,691
at $.02 per share									0
Net (loss)						(66,796)			(66,796)

Balance, December 31, 1999	4,434,569	4,435	0	0	84,256	(66,796)	0	0	21,895

Issuance of shares for conversion of notes	1,000,000	1,000			19,000				20,000
payable at $.02 per share									0
Issuance of shares for services at $.02 per share	750,000	750			14,250				15,000
Issuance of shares for cash at $1.00 per share	10,835	11			10,824				10,835
Issuance of shares for conversion of notes	15,000	15			14,985				15,000
payable at $1.00 per share									0
Issuance of shares for expense reimbursement	4,630	4			4,626				4,630
at $1.00 per share									0
Issuance of shares for services at $1.00 per share	107,000	107			106,893				107,000
Investment in other companies by issuance	710,000	710			709,290				710,000
of shares at $1.00 per share									0
Issuance of shares for prepaid services at	195,000	195			194,805				195,000
at $1.00 per share									0
Issuance of shares for deferred compensation	89,000	89			88,911				89,000
to officers, directors and contolling parties									0
at $1.00 per share								(89,000)	(89,000)
Deferred compensation expensed								21,920	21,920
Net (loss)						(954,329)			(954,329)

Balance, December 31, 2000	7,316,034	7,316	0	0	1,247,840	(1,021,125)	0	(67,080)	166,951

Issuance of shares for expense reimbursement	1,248	1			5,616				5,617
Issuance of shares for prepaid services	337,208	337			400,407				400,744
Property & equipment lease by issuance of shares	1,000,000	1,000			1,149,000				1,150,000
Licensed technology by issuance of shares	2,270,000	2,270			35,730				38,000
Issuance of shares for deferred compensation	1,122,944	1,123			1,297,229				1,298,352
to officers, directors and related parties								(1,298,352)	(1,298,352)
Issuance of shares for developed	16,667	17			19,150				19,167
technology expensed									0
Forgiveness of debt by shareholder					31,489				31,489
Related party services paid for by shareholder					25,500				25,500
Deferred compensation expensed								315,423	315,423
Net (loss)						(1,875,683)			(1,875,683)

Balance at December 31, 2001	12,064,101	12,064	0	0	4,211,961	(2,896,808)	0	(1,050,009)	277,208

Issuance of shares for deferred compensation									0
to officers, directors and related parties									0
Issuance of shares for services	1,207,500	1,208			150,367			(151,575)	0
Licensed technology by issuance of shares	3,000,000	3,000			897,000				900,000
Deferred compensation expensed									0
Purchase of treasury stock in exchange			(1,500,000)	(1,500)					(1,500)
for licensed technology									0
Purchase of treasury stock in exchange			(900,000)	(900)	900			1,201,584	1,201,584
for capital lease									0
Net (loss)						(3,000,982)			(3,000,982)

Balance at December 31, 2002	16,271,601	16,272	(2,400,000)	(2,400)	5,260,228	(5,897,790)	0	0	(623,690)

Issuance of shares for debt	20,000,000	20,000			204,296				224,296
Retirement of treasury shares	(2,400,000)	(2,400)	2,400,000	2,400					0
Cancellation of shares previously issued	(15,168)	(15)			15				0
Net (loss)						(161,652)			(161,652)

Balance at December 31, 2003	33,856,433	33,857	0	0	5,464,539	(6,059,442)	0	0	(561,046)

Shares issued for services	100,000	100			2,900				3,000
Shares issued for financing	6,791,287	6,791			196,948				203,739
Subscriptions receivable for financing agreement	0	0					(116,069)		(116,069)
Net (loss) for the three months ended March 31, 2004	0	0				(131,681)			(131,681)

Balance at March 31, 2004	40,747,720	40,748	0	0	5,664,387	(6,191,123)	(116,069)	0	(602,057)
Shares issued for payables	15,548,051	15,548			421,952				437,500
Shares issued for services	850,000	850			92,150				93,000
Shares issued for financing	4,637,867	4,638			134,498				139,136
Subscriptions received for financing agreement							(91,466)		(91,466)
Net (loss) for the three months ended June 30, 2004						(219,851)			(219,851)

Balance at June 30, 2004	61,783,638	$61.784	$0	$0	$6,312,987	($6,410,974)	($207,535)	$0	($243,738)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page - 7

CAMELOT ENTERTAINMENT GROUP, INC.
(fka Dstage.com, Inc.)
(A Devlopment Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

					Cummulative from
	For the three months		For the six months		October 12, 1999
	ended June 30,		ended June 30,		(Inception ) to
	2004	2003	2004	2003	June 30, 2004

OPERATING ACTIVITIES

Net (loss) income for the period	$(219,851)	$(106,159)	$(351,532)	$(156,159)	$(6,410,974)
Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:
Gain on extinguishment of debt					(255,500)
Depreciation					3,997
Amortization of deferred compensation					1,538,927
Common stock issued for services	530,500	-	533,500	-	707,500
Common stock issued for expense reimbursement					22,051
Common stock issued for technology					19,167
Impairment of investments in other companies					710,868
Impairment of assets					2,628,360
Prepaid services expensed					530,104
Expenses paid through notes payable proceeds					66,445
Loss on disposal of property and equipment					5,854
Change in assets and liabilities:
Increase (decrease) in accounts payable	0	106,159	0	156,159	0
Increase (decrease) in due to officers	(350,000)	0	(262,500)	0	87,500
Increase (decrease) in accrued liabilities	(8)	0	(7)	0	164,549

Net Cash provided (used) by operating activities	(39,359)	0	(80,539)	0	(181,152)

Cash flows from investing activities:
Purchase of fixed assets					(6,689)

Cash provided (used) from investing activities	0	0	0	0	(6,689)

Cash flows from financing activities:

Contributed capital					25,500
Proceeds from issuance of common stock	47,670	0	88,850	0	166,175
Increase (decrease) in notes payable					4,477

Cash provided (used) in financing activities	47,670	0	88,850	0	196,152

Increase in cash	8,311	0	8,311	0	8,311
Cash at beginning of period	0	0	0	0	-

Cash at end of period	$8,311	$0	$8,311	$0	$8,311

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page - 8

CAMELOT ENTERTAINMENT GROUP, INC.
(fka Dstage.com, Inc.)
(A Devlopment Stage Company)
STATEMENTS OF CASH FLOW - CONTINUED
(Unaudited)

					Cummulative from
	For the three months		For the six months		October 12, 1999
	ended June 30,		ended June 30,		(Inception ) to
	2004	2003	2004	2003	June 30, 2004

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$0	($4,179)	$0	($8,179)	$31,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for property and equipment					$1,153,162
Issuance of common stock for licensed technology					$938,000
Purchase of treasury stock in exchange for property					$2,400
and technology
Purchase of licensed technology for debt to seller					$250,000
Issuance of common stock for prepaid and other assets					$1,726
Prepayment of services for common stock					$2,046,000
Investments in other companies					$710,000
Conversion of debt to common stock					$225,500
Forgiveness of debt by stockholder					$31,489
Decrease (Increase) of subscription receivable for advances	($91,466)		$47,670

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page - 9

CAMELOT ENTERTAINMENT GROUP, INC. (FKA DSTAGE.COM, INC.)

NOTES TO FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
1.ORGANIZATION AND BASIS OF PRESENTATION

Camelot Entertainment Group, Inc. fka Dstage.com, Inc. (the Company), a Delaware Corporation, was incorporated with the intention of providing services and resources to entrepreneurs looking to launch novel products and ventures worldwide in exchange for an interest in the startup ventures. On April 16, 2004, the Company filed a Definitive Schedule 14-C Information Statement disclosing the approval of a majority of the shareholders to change the name of the Company to Camelot Entertainment Group, Inc., increase the authorized common shares to 150,000,000 and to authorize 50,000,000 preferred shares. The shareholders also approved the adoption of a 2004 stock option plan authorized to issue 50,000,000 shares. The actions became effective on May 12, 2004.

The Company’s activities since inception have consisted of raising capital, recruiting a management team and entering into ventures and alliances with Affiliates. The Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. As of June 30, 2004 the Company had written-off all of its investments due to impairments in the carrying value of the assets. Since inception, impairment of investments in other companies and of long-lived assets accounts for approximately 50% of the Company’s net losses.

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

Page - 10

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

Income taxes

The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes , which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

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

Page - 11

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. While Eagle has advanced the Company $88,850 during 2004, it appears unlikely that such funding will be enough to implement the Company's Plan of Operation during the remaining six months of 2004 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. COMMITMENTS AND CONTINGENCIES

The Company is delinquent on obligations to various vendors. Accounts payable balances over 90 days past due as of June 30, 2004 was $22,263. The Company believes it has identified and accrued for all valid claims from creditors, consultants and vendors. Although there have been no specific disputes over these matters and related amounts, these third parties may assert additional claims as the Company attempts to settle all past due obligations.

Page - 12

The Company also has a non-dilution commitment with an Affiliate to issue 20% of all newly issued common shares to the Affiliate in exchange for funding cash flow deficits over the period specified in the agreement. The Company has issued a total of 11,429,154 common shares to the Affiliate during 2004 under the agreement.

5. ADVANCES FROM AFFILIATE

During 2004, the Company issued 11,429,154 common shares to Affiliate for $135,340 under an agreement in which the Affiliate must fund the Company’s cash flow deficits over the period specified in the agreement. The agreement requires the Company to issue 20% of all newly issued common shares to the Affiliate until the Company obtains financing sufficient to implement its plan of operation.

During the first quarter of 2004, the Company issued 6,791,287 common shares to an Affiliate in exchange for the Affiliate funding cash flow deficits over the period specified in the agreement. The trading price of the Company’s common stock at the time the agreement was entered into was $0.03 per share. Through March 31, 2004, the Affiliate advanced $46,490 prior to December 31, 2003 which was comprised of $45,374 of principal and accrued interest of $1,116. During the first quarter of 2004, the Affiliate also advanced $41,180 to pay the Company’s operating expenses. Those advances were converted for common shares at $0.03 per share. At March 31, 2004, The Affiliate had paid $87,670 as consideration for 2,922,333 shares and received 3,868,954 shares under its financing agreement at a deemed value of $116,069.

During the second quarter of 2004, the Company issued 4,637,867 common shares to an affiliate under the terms of its agreement with the Company. The Affiliate advanced $47,670 to the Company and the advances were converted for 1,589,000 common shares at $.03 per share. At June 30, 2004, the Affiliate had paid $135,340 for 4,511,333 shares and the Company 6,917,821 shares were issued under its financing agreement at a deemed value of $207,535.

6. DUE TO OFFICERS

As of June 30, 2004, the Company owed its officers $87,500 of accrued compensation for services provided during the quarter ended June 30, 2004.

7. COMMON STOCK

During the first quarter there were 100,000 restricted common shares at a market value of $3,000 issued for legal services. The Company issued 6,791,287 common shares to an affiliate in exchange for the affiliate funding cash flow deficits over the period specified in the agreement. The trading price of the Company’s common stock at the time the agreement was entered into was $0.03 per share.

During the second quarter of 2004, the Company issued 4,637,867 common shares to an affiliate under the terms of its agreement with the Company. The Affiliate advanced $47,670 to the Company and the advances were converted for 1,589,000 common shares at $.03 per share. In addition, the affiliate will receive 2,000,000 options to purchase common shares. Such options have not been issued to date.

Page - 13

Also during the second quarter the Company issued 750,000 restricted common shares at a deemed value of $90,000 to an investor relations firm and 100,000 restricted common shares to a director for accounting services at a deemed value of $3,000.

8. STOCK OPTIONS

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

9. RELATED PARTY TRANSACTIONS

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

During the second quarter of 2004, the Company issued 4,637,867 common shares to an affiliate under the terms of its agreement with the Company. The Affiliate advanced $47,670 to the Company and the advances were converted for 1,589,000 common shares at $.03 per share. At June 30, 2004, the Affiliate had paid $135,340 for 4,511,333 shares and the Company held a subscription receivable of 6,917,821 shares for $207,535.

On June 30, 2004 the Company issued at total of 15,548,051 restricted common shares at a fair value of $437,500 to its officers of which $350,000 was for 2003 services and $87,500 was for services performed during the first quarter of 2004.

Page - 14

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $2,360,000 deferred income tax asset related to net operating loss carryforwards and other book/tax differences at June 30, 2004. Management determined that because the Company has yet to generate taxable income, and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

The Company has acquired certain technology and licenses. Prior to June 31, 2004, the Company determined that the value of these acquired assets was impaired and has provided an impairment allowance for the full purchase price of these assets. The impairment amount charged to operations in prior years was $3,113,206.

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

Page - 15

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

Page - 16

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

Page - 17

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

Page - 18

Capital Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances through June 30, 2004 total $135,340, including interest. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

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

PLAN OF OPERATION

OVERVIEW

The Company was incorporated in Delaware on October 12, 1999. During May 2004 we changed our name to Camelot Entertainment Group, Inc. and changed our business model from pursuing a new approach to venture formation (the Dstage.com Model) to the Camelot Studio Model (or "CSM"), which provides for the development, production, marketing and distribution of motion pictures. The CSM attempts to combine the efficiencies realized by studios of the early 1900s, with the artistic focus and diversity of today's independent productions. Using this approach, the Company believes the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CSM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas a low-budget picture is severely limited by the types of postproduction technology used, due to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum of 12 original motion pictures each year. The goal of the CSM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

Page - 19

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

On August 25, 2004 we will hold our annual meeting of shareholders to vote on the following matters:

(a)Electing five directors to serve on the Board of Directors of the Company: Robert P. Atwell, Albert A. Golusin, Jane Olmstead, Rounsevelle Schaum and H. K. Dyal III; (b) ratify the selection of the Company’s auditors, Epstein Weber & Conover, PLC, of Scottsdale, Arizona; (c) approve the acquisition of Camelot Films, Inc., a Delaware corporation, Camelot Films, Inc., a Nevada corporation, Camelot Films, Inc., a California corporation, and the establishment of Dstage.com, Inc., a Delaware corporation newly formed in April, 2004, each to serve as a subsidiary of the Company; (d) ratify all actions taken by the directors since the last shareholder meeting; (e) authorize the directors to commence with an SB-2 registration filing with the Securities and Exchange Commission; (f) authorize the Board of Directors to amend by-laws or adopt new By-Laws; and (g)to transact such other business as may properly come before the meeting.

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

Page - 20

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

Page - 21

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

Page - 22

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

Page - 23

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

Page - 24

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

Page - 25

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

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003 AND SIX MONTS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003.

RESULTS OF OPERATIONS

The Company did not generate any revenue during the six months ended June 30, 2004 or the six months ended June 30, 2003.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $3,186,156 of general and administrative expenses since its inception. General and administrative expenses were $227,351 and $359,032 for the three and six months ended June 30, 2004, respectively, compared to $101,980 and $147,980 for three and six months ended June 30, 2003, respectively.

Page - 26

The general and administrative expenses for the six months ended June 30, 2004 were primarily comprised of $175,000 of officer compensation, $103,800 in consulting fees, $38,992 of accounting and legal expenses, $16,014 in travel expenses and $10,865 in dues and subscriptions.

Accounting, legal and compliance expenses were $19,980 officer compensation was $128,000 for the six months ended June 30, 2003.

The increase in the expenses incurred during the first six months of 2004 were directly related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

Consulting expenses of $100,500 were incurred during the second quarter of 2004 and were comprised of 750,000 restricted common shares with a market value of $97,500 issued to Corporate Awareness Professionals under an agreement and 100,000 restricted common shares with a market value of $3,000 issued to an outside director for the preparation of the Company’s tax returns.

Travel expenses and fees for dues and subscriptions to professional entertainment business organizations were incurred during the six months ended June 30, 2004 and were not incurred during the same period ended 2003. The expenses were incurred as a result of the Company’s assertive efforts to network with entertainment professionals that could assist in further developing the progress of the plan of operation.

LIQUIDITY AND CAPITAL RESOURCES

We have no history of operations as a film production and distribution company. We believe that, due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. To date, Eagle has advanced the Company a total, including interest, of $135,340. The funding commitment from Eagle should cover all of our operating expenses for the remaining six months of 2004.

In addition, we have entered into an agreement with Corporate Awareness Professionals, Inc. (“CAP”), which in part provides for the initial purchase of 1,675,000 shares of our $.001 par value common stock through options priced at $0.15 per share for $251,250. In addition, CAP has the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP has the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP exercises all its options, it should have purchased 2,775,000 total shares for $801,250. As of the date of this quarterly report, CAP has not exercised any of its options. All options expire on March 30, 2005. There can be no guarantee that they will exercise any of their options, and in the event they do exercise some of their options, there can be no guarantee that they will exercise all of their options. As a result, the failure of CAP to exercise some or all of their options would have an adverse effect on us and our ability to commence production on our first two pictures.

Page - 27

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

   As of June 30, 2004, we have an accumulated deficit of $6,418,474 all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. There can be no assurance that our management will be successful in managing the Company as a motion picture production, distribution and marketing concern.

We expect to have a need for Additional Financing

   As of March 31, 2004, we had a working capital deficit of $243,738. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Page - 28

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

Page - 29

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

Page - 30

Distribution in Foreign Countries

   We plan to license motion picture and television programming in foreign countries to sub-distributors. If we are at all successful in this regard, a portion of our revenues should be derived from foreign sources. Because of this, our business is subject to certain risks inherent in international trade, many of which are beyond our control. Such risks include, but are not limited to, changes in laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes), differing degrees of protection for intellectual property, the instability of foreign economies and governments and in some cases an adverse acceptance to a film may occur, resulting in a demand to renegotiate the license agreement’s terms and conditions. In addition, fluctuations in foreign exchange rates may affect our results of operations.

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

Page - 31

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

Page - 32

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

Page - 33

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

Page - 34

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

On June 1, 2004, the Company issued 100,000 restricted common shares at a market value of $.03 per share based on the resolution date of February 2, 2004 to an outside director for accounting services provided. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Also, on June 1, 2004, the Company issued 750,000 restricted common shares at a market value of $.13 per share to an investor relations consulting firm. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Page - 35

On June 30, 2004, the Company issued 11,105,755 restricted common shares to its Chief Executive Officer and 4,442,296 restricted common shares to its Chief Financial Officer. The shares were issued at the value at the time service was performed during 2003 and the first quarter of 2004 and averaged $.028 per share. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Also on June 30, 2004, the Company issued 4,637,867 restricted common shares to Eagle Consulting Group, Inc. in accordance with its agreement with the Company. The shares were issued in part for consideration of $47,670 of cash advanced during the second quarter of 2004. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

On April 15, 2004, the date of the written consent to action by the holders of a majority of common and preferred stock by special meeting, there were 40,747,720 shares of common stock outstanding. Holders of common stock were entitled to one vote per share. A total of 31,247,771 shares representing 76% of the outstanding shares of voting stock of the Company’s as of the Record Date, representing more than a majority of its outstanding voting stock, delivered written consents to all of the following matters:

1. To change the name of the Company to Camelot Entertainment Group, Inc.;

2. To amend the Company’s Articles of Incorporation to increase the number of authorized shares from a total of 50,000,000 with 50,000,000 being common shares with a par value of $.001 and no preferred shares to a total of 200,000,000 with 150,000,000 being common shares with a par value of $.001 and 50,000,000 being preferred shares with a par value of $.001; and

3. To approve adoption of our 2004 Stock Option Plan, which provides for the grant of stock options to purchase up to 50,000,000 shares of common stock to officers, directors, employees and consultants.

ITEM 5. OTHER INFORMATION

NONE

Page - 36

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

10.1  Definitive Agreement with Eagle Consulting Group dated March 30, 2004.

31.1  Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

31.2  Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.1  Certification Pursuant to the 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

b. Reports on Form 8-K

Announcement of shareholder approval increasing authorized common shares to 150,000,000 and authorized preferred shares to 50,000,000 incorporated by reference to Exhibit 6(b) on Form 8-K filed June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

/S/ ROBERT P. ATWELL
Robert P. Atwell
Chief Executive Officer

/S/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

August 16, 2004

Page - 37

EXHIBIT 31

Page - 38

Certifications

I, Robert P. Atwell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB Camelot Entertainment Group, Inc

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

Date: August 16, 2004

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer

Page - 39

Certifications

I, Albert Golusin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Camelot Entertainment Group, Inc.:

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

Date: August 16, 2004

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

Page - 40

EXHIBIT 32.1

Page - 41

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Dstage.com Inc , a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), we, Robert P. Atwell, Chief Executive Officer of the Company and Albert Golusin, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer
August 16, 2004

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer
August 16, 2004

Page - 42

EXHIBIT 10.1

DEFINITIVE AGREEMENT
BETWEEN
EAGLE CONSULTING GROUP, INC.
AND
DSTAGE.COM, INC.
MARCH 30, 2004

Page - 43

THIS DEFINITIVE AGREEMENT (Agreement) is made and entered into in duplicate this 30th day of March, 2004, by and between Dstage.com, Inc., a Delaware corporation, its subsidiaries and its affiliates (“Dstage”), on the one hand and Eagle Consulting Group, Inc., a Nevada corporation and its affiliates (“Eagle”), on the other hand.

            RECITALS

WHEREAS, Dstage entered into a binding Letter of Intent (“LOI”) with Eagle on March 28, 2003, attached hereto as Exhibit A, whereby Eagle agreed to provide certain services and monetary support, including assisting Dstage in positioning itself to receive financing, provide securities administrative services, general business consulting, and sales and marketing services; and

WHEREAS, Eagle agreed to advance monies to Dstage from time to time until such time as Dstage secures additional sources of financing; and

WHEREAS, Eagle provided Dstage with the necessary funding to complete its 2002 audit and Form 10KSB filing with the Securities and Exchange Commission per the LOI; and

WHEREAS, Eagle provided and continues to provide Dstage with the necessary funding to retire certain accounts payable as mutually agreed upon; and

WHEREAS, Dstage entered into a Consulting Agreement with The Corporate Solution, Inc. per the LOI; and

WHEREAS, Eagle has received twenty per cent (20%) of Dstage’s outstanding $.001par value common stock (“Shares”) on a non-dilutive basis for providing funding as described in the LOI; and

WHEREAS, Eagle has received Shares for the Note it held from Dstage; and

WHEREAS, this Agreement shall include all provisions of the LOI, including all exhibits and all agreements between Dstage and The Corporate Solution and between Dstage and Eagle.

NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL PROMISES, COVENANTS AND UNDERTAKINGS SPECIFIED HEREIN AND FOR OTHER GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH ARE HEREBY ACKNOWLEDGED, WITH THE INTENT TO BE OBLIGATED LEGALLY AND EQUITABLY, THE PARTIES AGREE WITH EACH OTHER AS FOLLOWS:

1. Incorporation of Recitals. The recitals of this Agreement specified above, by this reference, are made a part of this Agreement.

2. Ratification of Acts of Dstage. Dstage, by its signature and delivery of this Agreement, hereby unconditionally and irrevocably, hereby consents to, affirms, confirms, and ratifies each and every action taken by Dstage for the benefit of Dstage as Dstage’s own act and deed.

3. Ratification of Acts of Eagle. Eagle, by its signature and delivery of this Agreement, hereby unconditionally and irrevocably, hereby consents to, affirms, confirms, and ratifies each and every action taken by Eagle for the benefit of Eagle as Eagle’s own act and deed.

4. Term of Agreement. This Agreement shall be in full force and effect commencing upon March 28, 2003 and concluding at the close of business on the same date in 2008. The respective duties and obligations of the parties shall commence on the date specified in the Preamble of this Agreement and shall continue until the close of business on the same date in 2008. In the event that during the term of this Agreement as defined herein Dstage’s net worth before taxes exceeds Five Million Dollars ($5,000,000), Eagle may, at its sole option, extend this Agreement for an additional five-year period. In the event that during the term of this Agreement, including any extension(s), as defined herein, Dstage’s net worth before taxes exceeds Ten Million Dollars ($10,000,000), Eagle may, at its sole option, extend this Agreement, including any previous extension(s), for an additional five year period. In the event that during the term of this Agreement, including any previous extension(s), as defined herein Dstage’s net worth before taxes exceeds Twenty Million Dollars ($20,000,000), Eagle may, at its sole option, extend this Agreement, including any previous extension(s), for an additional five year period. Notwithstanding anything in this Agreement to the contrary, in the event Eagle exercises its right to extend this Agreement for one or more periods as defined herein, the extension by Eagle of this Agreement as described herein shall not in any way diminish, affect or compromise Eagle’s rights to consideration as specified in this Agreement, and all terms and conditions contained herein shall remain in effect and in full force throughout the term of this Agreement and any extensions thereto.

Page - 44

5.   Services. Eagle shall make appropriate personnel available to consult with the Board, the officers of Dstage, and the department heads of the administrative staff of Dstage, at reasonable times, concerning matters relating to any issue of importance regarding the business affairs of Dstage, including, but not limited to, securities administration, general business consulting, sales and marketing and assisting Dstage in positioning itself to receive financing.

6.   Funding. Eagle will provide Dstage with the required funding to complete its annual audits, annual and quarterly reports in accordance with rules and regulations established by the Securities and Exchange Commission. Eagle will advance funds to Dstage or on behalf of Dstage from time to time as mutually agreed upon to insure the continued viability of Dstage. Eagle will provide Dstage with funding to retire accounts payable as mutually agreed upon. Eagle will also provide Dstage with additional funding as mutually agreed upon to take care of any on-going obligations. Eagle will continue to provide the funding as described herein until such time as Dstage secures additional sources of financing or until Dstage becomes financially stable on its own as a result of revenues generated by operations.

7.   Management Authority; Independent Contractor Status. Eagle shall have no management authority of or for Dstage. Dstage's officers will conduct the business affairs of Dstage, which affect, directly or indirectly, the operation of business of Dstage and which arise in the ordinary course of business. All the members of Dstage's administrative staff shall be employees of Dstage. Eagle shall have no control or charge of the administrative staff and no control or authority to employ, discharge, direct, supervise, or control any member of the administrative staff or other employee of Dstage. It is the intention of Dstage not to confer on Eagle any power of direction, management, supervision, or control of the administrative staff or other employee of Dstage. Dstage is interested only in the results obtained by Eagle, who shall have the sole control of the manner and means of performing the Services under this Agreement. Dstage shall not have the right to require Eagle to collect accounts, investigate customer complaints, attend meetings, periodically report to Dstage, follow prescribed itineraries, keep records of business transacted, make adjustments, conform to particular policies of Dstage, or do anything else which would jeopardize the relationship of independent contractor between Dstage and Eagle. Notwithstanding the foregoing, the parties hereto acknowledge that Eagle, upon receipt of the consideration contemplated herein, and due to related party disclosures, will become an affiliate of Dstage as defined in the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act")and would remain an affiliate until such time as Eagle’s stock ownership and or change in related party status would thereby necessitate a change in Eagle’s affiliate status.

8.   No Power of Eagle to Act as Agent. Eagle shall have no right, power or authority to be, or act, as an agent of Dstage for any purpose whatsoever. In that regard, Eagle shall not attempt or purport to obligate Dstage to any obligation or agreement.

9.   Limited Liability. With regard to the services to be performed by Eagle pursuant to the provisions of this Agreement, Eagle shall not be liable to Dstage, or to any person who may claim any right because of that person’s relationship with Dstage, for any acts or omissions in the performance of said services on the part of Eagle or on the part of the agents or employees of Eagle, except when said acts or omissions of Eagle are due to Eagle’s gross negligence. Eagle makes no warranties, representations or guarantees regarding any financing attempted by Dstage or the eventual effectiveness of the services provided by Eagle. Dstage shall hold Eagle and the agents and employees of Eagle free and harmless from any and all obligations, costs, claims, judgements, attorneys fees, and attachments arising from or growing out of the services rendered to Dstage pursuant to the provisions of this Agreement or in any way connected with or relating to the rendering of said services, except when the same shall arise because of the gross negligence of Eagle, and Eagle is adjudged to be guilty of the gross negligence by a court of competent jurisdiction.

10.   Cash Consideration.
a.    Eagle shall not receive cash consideration from Dstage during the Term.

Page - 45

11.   Stock Consideration.
  Eagle shall receive twenty per cent (20%) of the outstanding $0.001 par value common stock of Dstage (“Shares”) on a non-dilutive basis during the Term. The exact number of Shares and the issuance dates thereof shall be mutually determined by Dstage and Eagle. The Shares will be duly authorized, fully paid, non-assessable and will contain other customary terms and conditions, including piggyback registration rights.
  In the event Dstage issues Shares to third parties other than Eagle in the future for cash, acquisitions, technology or real property, and the value thereof can be audited and verified in a manner acceptable to Eagle, then those specific Shares shall not be included in the computation of Shares due Eagle per Section 11 (a) herein.
  Eagle shall receive 20,000,000 Shares in exchange for its Note with Dstage for $200,000. The Share value has been determined by fifty per cent (50%) of the average bid price of the Shares, which has been established at $.02 per share.
  Dstage and Eagle hereby agree and confirm that the effective date of any issuance of Shares to Eagle in connection herewith (“Share Effective Date”) shall be the earliest of either (i) the date the services in any given calendar year began; (ii) the date monies are first transferred to or advanced on behalf of Dstage in accordance with the terms and conditions herein; or (iii) a date mutually agreed upon by the parties hereto.
12.   Options. As additional consideration, Eagle shall be entitled to receive Two Million Cashless Options (“Options”) to purchase Shares at a price per share equal to the average bid price for the Shares during the first year of the Term. For each one dollar ($1) increase in the price of Dstage’s stock, Eagle shall be entitled to receive an additional Two Million Options throughout the Term. The Options will be duly authorized, fully paid and non-assessable and will contain other customary terms and conditions, including piggyback registration rights for the underlying Shares. In addition, Dstage shall have the first right of refusal to purchase the Options from Eagle for the current market value once Eagle notifies Dstage that it intends to exercise the Options. Dstage will have ten (10) business days to exercise this first right of refusal to purchase the Options at the current market value of the underlying Shares. For the sole purpose of this Section 12, the current market value shall be defined as the average trading price of the Shares during the preceding five (5) days prior to receiving the notification from Eagle. In the event Dstage elects not to exercise this first right of refusal, and subject to applicable laws, Eagle shall be entitled to exercise the sale of shares or options immediately thereafter.

13.   Expenses. All expenses incurred by Eagle in connection herewith are covered by the Stock Consideration provided for in Section 11 (a) herein.

14.   Payment upon Termination. In the event this Agreement is terminated due to the expiration of the Term or for any other reason, the terms and conditions of Section 10, 11, 12 and 13 of this Agreement shall remain in full force and effect until such time as Eagle has been paid in full in accordance herewith. This Agreement shall be terminated 30 days after written notice of termination is given by either party at any time after May 10, 2004, provided however, that if Dstage shall terminate this Agreement pursuant to this Section 14 for any reason other than Eagle’s material breach of this Agreement (having given prior notice of, and reasonable opportunity for Eagle to cure, any such breach), Dstage shall issue all Shares due Eagle in connection herewith within five business days of Termination and all Shares issued to Eagle in connection with this Agreement shall be non-dilutive and not subject to any future reverse or any other type of reverse split of the common stock by Dstage.

Page - 46

15.   Minimum Amount of Service. During the Term, Eagle shall devote as much time to the affairs and goals of Dstage as Eagle, with the approval of Dstage, determines to be necessary or appropriate as long as consultant is being compensated in manner described herein; Eagle may represent, perform services for, and be employed by, any additional companies or persons as Eagle, in Eagle’s sole discretion, determines to be necessary or appropriate.

16.   Payment of Fees and Additional Compensation. Notwithstanding anything to the contrary contained herein, the provisions concerning Dstage’s obligations to pay fees, issue warrants, options, stock and pay or reimburse expenses contained herein will survive any such expiration or termination of this Agreement.

17.   Board of Directors. Eagle shall be entitled to designate a representative to fill a minimum of one (1) seat on Dstage’s Board of Directors. Nothing contained within this paragraph shall diminish or effect the status of Eagle in relationship to Dstage as defined in Section 7, 8 and 9 herein.

Page - 47

18.   Dstage to Provide. Dstage will engage counsel and certified public accountants to assist in the preparation of any and all offering memorandums, including Private Placement Memorandums, IPO’s and registration documents, who are experienced, competent and current in matters of securities law and disclosure requirements. All of the financial statements of Dstage contained in any offering memorandum will be prepared in accordance with Generally Accepted Accounting Principles and the latest annual financial statement will have been audited. The financial information in any offering memorandum and otherwise available to Eagle must demonstrate to the satisfaction of Eagle that Dstage will be able to meet all of its financial responsibilities and will be a going concern once funding requirements are met. Counsel for Dstage will be required to give its opinion as to matters normally expected in a securities offering, including, nut not limited to, due authorization, qualification to do business and good standing, no litigation, and 10b-5 compliance of the offering memorandum. All of the terms and conditions of any offering memorandum(s) prepared, if any, are subject to the approval of Eagle and Dstage.

19.   Exclusivity. During the term of this Agreement, Dstage shall not directly or indirectly initiate any discussions, negotiations or other contacts, or solicit any inquiries or indications, concerning the financing needs of Dstage with any other party without first notifying Eagle and further including Eagle and or Eagle’s representative in those discussions, negotiations or other contacts. Dstage shall promptly furnish Eagle with the names of all parties that Dstage, its directors, officers and its controlling shareholders have conducted any discussions with, received inquiries from, or had any other contacts with, prior to the date hereof, concerning an investment or other financing activity in Dstage and shall promptly inform Eagle of the identity of any third party that subsequently makes any such inquiry or whose interest in a possible investment in the investment or other financing activity subsequently becomes known to Dstage.

20.   Change of Control. Any provision of this Agreement to the contrary notwithstanding, in the event Dstage experiences either a “change in control” transaction, including, but not limited to, a merger, acquisition or sale of a controlling interest in Dstage, the terms and conditions of this Agreement shall remain in effect and in full force, and such action by Dstage shall not in any way diminish, affect or compromise Eagle’s rights, including but not limited to, all consideration as described in Sections 10, 11, and 12 herein, as specified in this Agreement.

21.   Managing Underwriter. Dstage agrees that in any public offering of Dstage’s stock undertaken within the term of this Agreement, Eagle may designate the managing underwriter for such offering to whom Dstage has no reasonable objection, which shall be on such terms and with such compensation to the underwriter and having such conditions that are acceptable to Dstage.

22.   Hold Harmless. Dstage and Eagle also mutually agree to indemnify and hold harmless each party and each of its affiliates, counsel, stockholders, directors, officers, employees and controlling persons, within the meaning of Section 15 of the Securities Act of 1933, as amended, or Section 20 of the Securities Exchange Act of 1934, for any violations of state or federal securities laws by either party or any of its officers, other employees, agents, affiliates, counsel, stockholders, directors, and controlling persons.

23.   Corporate Documents. Dstage will provide and deliver to Eagle all documents, appraisals, projections, financial data, and other information, collectively referred to herein as “Information”, reasonably requested by Eagle for the purpose of rendering services hereunder. All Information provided by Dstage shall be accurate and complete, in all material respects, and Dstage recognizes and confirms that (a) Eagle will use and rely on the Information without having independently verified all of the same and (b) Eagle does not assume responsibility for the accuracy or completeness of the Information.

24.   Corporate Disclosure. Dstage shall use its best efforts to disclose to Eagle all material events and developments that have occurred prior to the date of this Agreement and that occur subsequent to the date hereof relating to Dstage’s financial condition, operations or prospects. During the term hereof Dstage will promptly notify Eagle of any material event or development relating to the financial condition, business operations or business prospects of Dstage and promptly deliver to Eagle copies of all material filings made by Dstage with any regulatory agency and copies of all press releases issued by Dstage and make available same for inspection by Eagle, prior to the delivery to Eagle by Dstage of same, during regular business hours and upon 24 hours notice by Eagle.

Page - 48

25.   Confidentiality. Eagle agrees to keep confidential all material, non-public information provided to it by Dstage, except as required by law or as contemplated by the terms of this Agreement. Notwithstanding anything to the contrary herein, Eagle may disclose non-public information to its agents and advisors whenever Eagle determines that such disclosure is necessary or advisable to provide the services contemplated hereunder. Eagle shall inform all parties who receive disclosure of non-public information or who have access to such information of the obligation of confidentiality, and shall inform Dstage of any disclosure of non-public information to any party other than Eagle’s independent public accountants or attorneys.

26.   Advertisements. In the event that Eagle finds itself in a position to make a newsworthy announcement, Eagle will have the right to place advertisements in various media outlets, including, but not limited to, print publications, the Internet, direct mail, radio, television, satellite, or cable, describing its services to Dstage hereunder; provided, however, that Eagle will submit copies of such advertisements to Dstage so that Dstage may consent to the form of such advertisements, which consent shall not be unreasonably withheld or delayed.

27.   Failure to act by One Person. Any direction or consultation given or service performed by one of the persons acting on behalf of Eagle, pursuant to the provisions of this Agreement, shall constitute the direction or consultation or the performance of service of Eagle. If, for any reason, any person acting on behalf of Eagle is unable or unwilling to act or perform pursuant to the provisions of this Agreement, that event shall not void this Agreement or diminish its effect, and the performance by any person acting on behalf of Eagle shall constitute full and complete performance of this Agreement on the part of Eagle.

28.   Indemnification.
    a.   In addition to the limitation of liability found in Section 9 and the hold harmless provisions of Section 19 of this Agreement, each party shall save the other party harmless from and against and shall indemnify the other for any and all liabilities, losses, costs, expenses, or damages howsoever caused by reason of any injury (whether to body, property, or personal or business character or reputation) sustained by any person or to any person or to property by reason of any act, neglect, default, or omission of a party.

b.   In the event Eagle is sued in any court for damages by reason of Eagle’s relationship with Dstage as a result of any misrepresentation or misconduct by Dstage, Dstage shall defend that court action (or cause that court action to be defended), at Dstage’s sole expense and Dstage shall pay and discharge any judgment that may be rendered in any such court action. In the event Dstage fails or neglects to defend Eagle in any such court action, Eagle may defend such court action and any expenses, including attorney’s fees, which Eagle may pay or incur in defending any such court action and the amount of any judgment which Eagle may be required to pay shall be reimbursed promptly by Dstage to Eagle upon demand therefore by Eagle.

c.   In the event Dstage is sued in any court for damages by reason of Dstage’s relationship with Eagle as a result of any misrepresentation or misconduct by Eagle, Eagle shall defend that court action (or cause that court action to be defended), at Eagle’s sole expense and Eagle shall pay and discharge any judgment that may be rendered in any such court action. In the event Eagle fails or neglects to defend Dstage in any such court action, Dstage may defend such court action and any expenses, including attorney’s fees, which Dstage may pay or incur in defending any such court action and the amount of any judgment which Dstage may be required to pay shall be reimbursed promptly by Eagle to Dstage upon demand therefore by Dstage.

d.   Notwithstanding the foregoing, neither party may be indemnified by the other for acts determined by a court of competent jurisdiction to be the fault of the indemnified party.

29.   Equitable Remedies. As a result of the uniqueness of the services to be performed by Eagle for Dstage, and because Eagle’s reputation in the community may be affected by the financial success or failure of Dstage, in addition to the other rights and remedies that Eagle may have for a breach of this Agreement, Eagle shall have the right to enforce this Agreement, in all of its provisions, specific performance, or other relief in a court or equity.

Page - 49

30.   Eagle’s Representatives. Eagle shall have the right to appoint or otherwise designate suitable and desirable employees, agents and representatives (“Eagle’s Representatives”). Eagle shall be solely responsible for Eagle’s Representatives and their acts. Eagle’s Representatives shall be at Eagle’s own risk, expense and supervision, and Eagle’s Representatives shall not have any claim against Dstage for salaries, commissions, items of cost, or other form of compensation or reimbursement. Eagle represents, warrants, and covenants that Eagle’s Representatives shall be subordinate to Eagle and subject to each and all of the terms, provisions and conditions applying to Eagle specified in this Agreement.

31.   Recovery of Litigation Costs. If any legal or equitable action or other proceeding is commenced for the enforcement or interpretation of this Agreement, or because of an alleged dispute, breach, default or misrepresentation regarding any of the provisions of this Agreement, the successful or prevailing party in such action or proceeding shall be entitled to recover reasonable attorneys’ fees and all costs incurred in such action or proceeding, in addition to any other relief to which such party may be entitled.

32.   Governmental Rules and Regulations. The provisions of this Agreement are subject to any and all present and future orders, rules and regulations of any duly constituted authority having jurisdiction of the relationship contemplated by the provisions of this Agreement.

33.   Notices. All notices, requests, demands or other communications pursuant to this Agreement shall be in writing or by telex or facsimile transmission and shall be deemed to have been duly given (i) on the date of service, if delivered in person or by telex or facsimile transmission (with the telex or facsimile confirmation of transmission receipt acting as confirmation of service when sent and provided telexed or telecopied notices are also mailed by first class, certified or registered mail, postage prepaid); or (ii) 48 hours after mailing by first class, registered or certified mail, postage prepaid, and properly addressed as follows:

If to Dstage:               Dstage.com, Inc.
668 North 44th Street
Phoenix, AZ 85008
                    Telecopier: 602.267.7400

If to Eagle:               Eagle Consulting Group, Inc.
318 North Carson Street Suite 208
Carson City, NV 89701
Telecopier: 909.471.0829

or at such other address as the party affected my designate in a written notice to such other party in compliance with this paragraph.

34.   Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties regarding the subject matter of this Agreement and specifies all the covenants and agreements between the parties with respect to that subject matter, and each party acknowledges that no representations, inducements, promises, or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not specified in this Agreement; and any other agreement, statement or promise concerning the subject matter specified in this Agreement shall be of no force or effect in a subsequent modification in writing signed by the party to be charged.

35.   Severability. In the event any part of this Agreement, for any reason, is determined to be invalid, such determination shall not affect the validity of any remaining portion of this Agreement, which remaining portion shall remain in complete force and effect as of this Agreement had been executed with the invalid portion of this Agreement eliminated. It is hereby declared the intention of the parties that the parties would have executed the remaining portion of this Agreement without including any such part, parts or portion which, for any reason, hereafter my be determined invalid.

Page - 50

36.   Captions and Interpretation. Captions of the paragraphs of this Agreement are for convenience and reference only, and the words contained in those captions shall in no way be held to explain, modify, amplify or aid in the interpretation, construction or meaning of the provisions of this Agreement. The language in all parts to this Agreement, in all cases, shall be construed in accordance with the fair meaning of that language as if that language was prepared by all parties and not strictly for or against any party.

37.   Further Assurances. Each party shall take any and all action necessary, appropriate or advisable to execute and discharge such party’s responsibilities and obligations created by the provisions of this Agreement and to further effectuate, perform and carry out the intents and purposes of this Agreement and the relationship contemplated by the provision of this Agreement.

38.   Number and Gender. Whenever the singular number is used in this Agreement, and when required by the context, the same shall include the plural, and vice versa; the masculine gender shall include the feminine and neuter genders, and vice versa; and the word “person” shall include corporation, firm, trust, association, governmental authority, municipality, association, sole proprietorship, joint venture, association, organization, estate, joint stock company, partnership, or other form of entity.

39.   Execution in Counterparts. This Agreement may be prepared in multiple copies and forwarded to each of the parties for execution. This Agreement shall become effective when Eagle receives a copy or copies of this Agreement executed by the parties in the names as those names appear at the end of this Agreement. All of the signatures of the parties may be affixed to one copy or to separate copies of this Agreement and when all such copies are received and signed by all the parties, those copies shall constitute one agreement, which is not otherwise separable or divisible. Eagle shall keep all of such signed copies and shall conform one copy to show all of those signatures and the dates thereof and shall mail a copy of such conformed copy to each of the parties within thirty (30) days after the receipt by such counsel of the last signed copy, and shall cause one such conformed copy to be filed in the principal office of Eagle.

40.   Successors and Assigns. This Agreement and each of the provisions of this Agreement shall obligate and inure to the benefit the heirs, executors, administrators, successors and assigns of each of the parties; provided, however, nothing specified in this paragraph shall be a consent to the assignment or delegation by any party of such party?s respective rights and obligations created by the provisions of this Agreement.

41.   Reservation of Rights. The failure of any party at any time hereafter to require strict performance by any other party of any of the warranties, representations, covenants, terms, conditions and provisions specified in this Agreement shall not waive, affect or diminish any right of such failing party to demand strict compliance and performance therewith and with respect to any other provisions, warranties, terms and conditions specified in this Agreement. Any waiver of any default not waive or affect any other default, whether prior or subsequent thereto, and whether the same or of a different type. None of the representations, warranties, covenants, conditions, provisions and terms specified in this Agreement shall be deemed to have been waived by any act or knowledge of either party or such party’s agents, officers or employees, and any such waiver shall be made only by an instrument in writing, signed by the waiving party and directed to each non-waiving party specifying such waiver. Each party reserves such party’s rights to insist upon strict compliance with the terms, conditions, warranties, obligations, representations, covenants and provisions of this Agreement at all times.

42.   Concurrent Remedies. No right or remedy specified in this Agreement conferred on or reserved to the parties is exclusive of any other right or remedy specified in this Agreement or by law or equity provided or permitted; but each such right and remedy shall be cumulative of, and in addition to, every other right and remedy specified in this Agreement or now or hereafter existing at law or in equity or by statute or otherwise, and may be enforced concurrently therewith or from time to time. The termination of this Agreement for any reason whatsoever shall not prejudice any right or remedy which either party may have, either at law, in equity or pursuant to the provisions of this Agreement.

Page - 51

43.   Choice of Law and Consent to Jurisdiction. This Agreement shall be deemed to have been entered into in the County of Carson, State of Nevada, and all questions concerning the validity, interpretation or performance of any of the terms, conditions and provisions of this Agreement or of any of the rights or obligations of the parties shall be governed by, and resolved in accordance with, the laws of the State of Nevada. Any and all actions or proceedings, at law or in equity, to enforce or interpret the provisions of this Agreement shall be litigated in courts having situs within the State of Nevada, and each party hereby consents expressly to the jurisdiction of any local, state or federal court located within the County of Carson, State of Nevada and consents that any service of process in such action or proceeding may be made by personal service upon such party wherever such party may be then located, or by certified or registered mail directed to such party at such party’s last known address.

44.   Assignability. Neither party shall sell, assign, transfer, covey or encumber this Agreement or any right or interest in this Agreement or pursuant to this Agreement, or suffer or permit any such sale, assignment, transfer or encumbrance to occur by operation of law without the prior written consent of the other party. In the event of any sale, assignment, transfer or encumbrance consented to by such other party, the transferee or such transferee’s legal representative shall agree with such other party in writing to assume personally, perform and be obligated by the covenants, obligations, warranties, representations, terms, conditions and provisions specified in this Agreement.

45.   Continuing Provisions. Notwithstanding anything to the contrary contained herein, the provisions concerning confidentiality, indemnification, contribution and Dstage’s obligations to pay fees and pay or reimburse expenses contained herein and in the indemnification provisions hereof will survive any such expiration or termination of this Agreement.

46.   Force Majeure.
a. If any party is rendered unable, completely or partially, by the occurrence of any event of “force majeure” (hereinafter defined) to perform such party’s obligations created by the provisions of this Agreement, other that the obligation to make payments of money, such party shall give to the other party prompt written notice of the event of “force majeure” with reasonably complete particulars concerning such event; thereupon, the obligations of the party giving such notice, so far as those obligations are affected by the event of “force majeure”, shall be suspended during, but no longer than, the continuance of the event of “force majeure” The party affected by such event of “force majeure” shall use all reasonable diligence to resolve, eliminate and terminate the event of “force majeure” as quickly as practicable.

b. The requirement that an event of “force majeure” shall be remedied with all reasonable dispatch as herein above specified, shall not require the settlement of strikes, lockouts or other labor difficulties by the party involved, contrary to such party’s wishes, and the resolution of any and all such difficulties shall be handled entirely within the discretion of the party concerned.

c. The term “force majeure” as used herein shall be defined as and mean any act of God, strike, civil disturbance, lockout or other industrial disturbance, act of the public enemy, war, blockage, public riot, earthquake, tornado, hurricane, lightening, fire, public demonstration, storm, flood, explosion, governmental action, governmental delay, restraint or inaction, unavailability of equipment, and any other cause or event, whether of the kind enumerated specifically herein, or otherwise, which is not reasonably within the control of the party claiming such suspension.

Page - 52

47.   Definitions. Capitalized terms used in this Agreement are defined throughout the Agreement. Terms not defined therein shall be given their plain English meaning; provided, however, that those terms, acronyms and phrases known in general business which are not defined shall be interpreted in accordance with their generally accepted general business meaning.

48.   Consent to Agreement. By executing this Agreement, each party, for itself, represents such party has read or caused to be read this Agreement in all particulars, and consents to the rights, conditions, duties and responsibilities imposed upon such party as specified in this Agreement.

Executed at Phoenix, Arizona, effective as of the date specified in the preamble of this Agreement.

DSTAGE.COM, INC.,                EAGLE CONSULTING GROUP, INC.,
A Delaware corporation               a Nevada corporation

By: ____________________________       By: _____________________________
Its: President       Its: President

By: ____________________________        By: _____________________________
Its: Secretary       Its: Secretary

Page - 53