Form 10QSB
period 2004-09-30
Camelot Entertainment Group, Inc.
filed 2004-11-22
CIK 1115818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒ No ☐

As of September 30, 2004, the Registrant had outstanding 61,783,638 shares of Common Stock, $0.001 par value.

Page - 1

CAMELOT ENTERTAINMENT GROUP, INC. (FKA DSTAGE.COM, INC.)
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Balance Sheet as of September 30, 2004

Statements of Operation for the three and nine months ended September 30, 2004 and 2003

Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2004 and 2003

Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submissions of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

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

Page - 3

CAMELOT ENTERTAINMENT GROUP, INC.
(fka Dstage.com, Inc.)
BALANCE SHEET
( A Development Stage Company)

September 30, 2004
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,194

OTHER ASSETS:
Investments
Licensing Agreements and Technologies
Patents

Total assets	$1,194

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$160,948
Due to affiliate	28,790
Due to officers	175,000
Total current liabilities	364,738

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 50,000,000	0
shares authorized, none issued and outstanding
Common stock, $.001 par value, 150,000,000	61,784
shares authorized, 61,783,638 issued and
outstanding
Additional paid-in capital	6,312,987
Subscriptions under financing agreement	(207,535)
(Deficit) accumulated during the development stage	(6,530,780)
Total stockholders' equity	(363,544)

Total liabilities and stockholders' equity	$1,194

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page - 4

CAMELOT ENTERTAINMENT GROUP, INC.
(fka Dstage.com, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cummulative from
					October 12, 1999
	For the 3 months ended		For the 9 months ended		(Inception) to
	Sept 30,2004	Sept 30,2003	Sept 30,2004	Sept 30,2003	Sept 30,2004

Revenue:
Professional services	$0		$0		$58,568

Expenses:
Cost of services					95,700
Sales and marketing					53,959
Research and development					252,550
General and administrative	119,806	194,280	471,338	342,260	3,298,462
Impairment of assets					2,402,338
Impairment of investments in					710,868
other companies

Total expenses	119,806	194,280	471,338	342,260	6,813,877

Income (loss) from operations	(119,806)	(194,280)	(471,338)	(342,260)	(6,755,309)

Interest (expense)		(288)		(8,467)	(9,294)
Other income (expense), net					(21,677)
Gain on extinguishment of debt					255,500

Net (loss)	$(119,806)	$(194,568)	$(471,338)	$(350,727)	$(6,530,780)

Net (loss) per share:
Basic & diluted	-	$(0.01)	(.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & diluted	61,783,638	29,542,371	48,004,095	17,107,749

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page - 5

CAMELOT ENTERTAINMENT GROUP, INC.
(fka Dstage.com, Inc.)
( A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						(Deficit)
						Accumulated	Subscription
	Common Stock		Treasury Stock		Additional	During	under
					Paid-In	Development	financing	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	agreement	Compensation	Total

Balance, October 12, 1999	0								$0
Issuance of shares for cash at $.02 per share	1,000,000	1,000			19,000				20,000
Issuance of shares for services at $.02 per share	2,600,000	2,600			49,400				52,000
Issuance of shares for expense reimbursement	834,569	835			15,856				16,691
at $.02 per share									0
Net (loss)						(66,796)			(66,796)
Balance, December 31, 1999	4,434,569	4,435	0	0	84,256	(66,796)	0	0	21,895

Issuance of shares for conversion of notes	1,000,000	1,000			19,000				20,000
payable at $.02 per share									0
Issuance of shares for services at $.02 per share	750,000	750			14,250				15,000
Issuance of shares for cash at $1.00 per share	10,835	11			10,824				10,835
Issuance of shares for conversion of notes	15,000	15			14,985				15,000
payable at $1.00 per share									0
Issuance of shares for expense reimbursement	4,630	4			4,626				4,630
at $1.00 per share									0
Issuance of shares for services at $1.00 per share	107,000	107			106,893				107,000
Investment in other companies by issuance	710,000	710			709,290				710,000
of shares at $1.00 per share									0
Issuance of shares for prepaid services at	195,000	195			194,805				195,000
at $1.00 per share									0
Issuance of shares for deferred compensation	89,000	89			88,911				89,000
to officers, directors and contolling parties									0
at $1.00 per share								(89,000)	(89,000)
Deferred compensation expensed								21,920	21,920
Net (loss)						(954,329)			(954,329)
Balance, December 31, 2000	7,316,034	7,316	0	0	1,247,840	(1,021,125)	0	(67,080)	166,951

Issuance of shares for expense reimbursement	1,248	1			5,616				5,617
Issuance of shares for prepaid services	337,208	337			400,407				400,744
Property & equipment lease by issuance of shares	1,000,000	1,000			1,149,000				1,150,000
Licensed technology by issuance of shares	2,270,000	2,270			35,730				38,000
Issuance of shares for deferred compensation	1,122,944	1,123			1,297,229				1,298,352
to officers, directors and related parties								(1,298,352)	(1,298,352)
Issuance of shares for developed	16,667	17			19,150				19,167
technology expensed									0
Forgiveness of debt by shareholder					31,489				31,489
Related party services paid for by shareholder					25,500				25,500
Deferred compensation expensed								315,423	315,423
Net (loss)						(1,875,683)			(1,875,683)
Balance at December 31, 2001	12,064,101	12,064	0	0	4,211,961	(2,896,808)	0	(1,050,009)	277,208

Issuance of shares for deferred compensation									0
to officers, directors and related parties									0
Issuance of shares for services	1,207,500	1,208			150,367			(151,575)	0
Licensed technology by issuance of shares	3,000,000	3,000			897,000				900,000
Deferred compensation expensed									0
Purchase of treasury stock in exchange			(1,500,000)	(1,500)					(1,500)
for licensed technology									0
Purchase of treasury stock in exchange			(900,000)	(900)	900			1,201,584	1,201,584
for capital lease									0
Net (loss)						(3,000,982)			(3,000,982)
Balance at December 31, 2002	16,271,601	16,272	(2,400,000)	(2,400)	5,260,228	(5,897,790)	0	0	(623,690)

Issuance of shares for debt	20,000,000	20,000			204,296				224,296
Retirement of treasury shares	(2,400,000)	(2,400)	2,400,000	2,400					0
Cancellation of shares previously issued	(15,168)	(15)			15				0
Net (loss)						(161,652)			(161,652)

Balance at December 31, 2003	33,856,433	33,857	0	0	5,464,539	(6,059,442)	0	0	(561,046)

Shares issued for services	100,000	100			2,900				3,000
Shares issued for financing	6,791,287	6,791			196,948				203,739
Subscriptions receivable for financing agreement	0	0					(116,069)		(116,069)
Net (loss) for the three months ended March 31, 2004	0	0				(131,681)			(131,681)
Balance at March 31, 2004	40,747,720	40,748	0	0	5,664,387	(6,191,123)	(116,069)	0	(602,057)
Shares issued for payables	15,548,051	15,548			421,952				437,500
Shares issued for services	850,000	850			92,150				93,000
Shares issued for financing	4,637,867	4,638			134,498				139,136
Subscriptions received for financing agreement							(91,466)		(91,466)
Net (loss) for the three months ended June 30, 2004						(219,851)			(219,851)
Balance at June 30, 2004	61,783,638	61,784	0	0	6,312,987	(6,410,974)	(207,535)	0	(243,738)
Net (loss) for the three months ended Sept 30, 2004						(119,806)			(119,806)
Balance at September 30, 2004	61,783,638	$61,784	$0	$0	$6,312,987	($6,530,780)	($207,535)	$0	($363,544)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page - 6

CAMELOT ENTERTAINMENT GROUP, INC.
(fka Dstage.com, Inc.)
(A Devlopment Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

				Cummulative from
	For the three months		For the nine months		October 12, 1999
	ended Sept 30,		ended Sept 30,		(Inception ) to
	2004	2003	2004	2003	Sept 30, 2004
OPERATING ACTIVITIES

Net (loss) income for the period	$(119,806)	$(194,568)	$(471,338)	$(350,727)	($6,530,780)
Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:
Gain on extinguishment of debt					(255,500)
Depreciation					3,997
Amortization of deferred compensation					1,538,927
Common stock issued for services	-	225,837	533,500	225,837	707,500
Common stock issued for expense reimbursement					22,051
Common stock issued for technology					19,167
Impairment of investments in other companies					710,868
Impairment of assets					2,628,360
Prepaid services expensed					530,104
Expenses paid through notes payable proceeds					66,445
Loss on disposal of property and equipment					5,854
Change in assets and liabilities:
Increase (decrease) in accounts payable	(3,601)	(31,269)	(3,608)	124,890	18,663
Increase (decrease) in due to officers	87,500	0	(175,000)	0	175,000
Increase (decrease) in accrued liabilities	0	0	0	0	142,285
Net Cash provided (used) by operating activities	(35,907)	0	(116,446)	0	(217,059)

Cash flows from investing activities:
Advances from stockholder	28,790	0	28,790	0	28,790
Purchase of fixed assets					(6,689)
Cash provided (used) from investing activities	28,790	0	28,790	0	22,101

Cash flows from financing activities:

Contributed capital					25,500
Proceeds from issuance of common stock	0	0	88,850	0	166,175
Increase (decrease) in notes payable					4,477
Cash provided (used) in financing activities	0	0	88,850	0	196,152

Increase in cash	(7,117)	0	1,194	0	1,194
Cash at beginning of period	8,311	0	0	0	-
Cash at end of period	$1,194	$0	$1,194	$0	$1,194

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page - 7

CAMELOT ENTERTAINMENT GROUP, INC.
(FKA DSTAGE.COM, INC.)

NOTES TO FINANCIAL STATEMENTS
FOR
THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

1.	ORGANIZATION AND BASIS OF PRESENTATION

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
The Company’s activities since inception have consisted of raising capital, recruiting a management team and entering into ventures and alliances with Affiliates. The Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. As of September 30, 2004 the Company had written-off all of its investments due to impairments in the carrying value of the assets. Since inception, impairment of investments in other companies and of long-lived assets accounts for approximately 50% of the Company’s net losses.

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

Page - 8

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

Income taxes

The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes , which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

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

Page - 9

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. While Eagle has advanced the Company $117,640 during 2004, it appears unlikely that such funding will be enough to implement the Company's Plan of Operation during the remaining three months of 2004 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. COMMITMENTS AND CONTINGENCIES

The Company is delinquent on obligations to various vendors. Accounts payable balances over 90 days past due as of September 30, 2004 was $17,211. The Company believes it has identified and accrued for all valid claims from creditors, consultants and vendors. Although there have been no specific disputes over these matters and related amounts, these third parties may assert additional claims as the Company attempts to settle all past due obligations.

Page - 10

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

During the third quarter of 2004, the Company received $28,790 from an affiliate and did not issue any common shares to the affiliate under the agreement.

6. DUE TO OFFICERS

As of September 30, 2004, the Company owed its officers $175,000 of accrued compensation for services provided during the quarter ended September 30, 2004.

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

Page - 11

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

8. STOCK OPTIONS

The Company has an agreement with Corporate Awareness Professionals, Inc. ("CAP"), which in part provides for the initial purchase of 1,675,000 shares of its $.001 par value common stock, through options priced at $0.15 per share, for $251,250. CAP also has the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP will have the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP exercises all its options, it will have purchased 2,775,000 total shares for $801,250. All of the options are exercisable until the expiration of the term of the CAP agreement.

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

Page - 12

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $2,450,000 deferred income tax asset related to net operating loss carryforwards and other book/tax differences at September 30, 2004. Management determined that because the Company has yet to generate taxable income, and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

The Company has acquired certain technology and licenses. Prior to January 1, 2004, the Company determined that the value of these acquired assets was impaired and has provided an impairment allowance for the full purchase price of these assets. The impairment amount charged to operations in prior years was $3,113,206.

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

Page - 13

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

Page - 14

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

Accounting for Films

In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SoP 00-2"). SoP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and accounting for exploitation costs, including advertising and marketing expenses. We elected adoption of SoP 00-2 effective as of April 1, 2004.

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

Page - 15

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

Revenue Recognition

Revenue from the sale or licensing of motion pictures is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of motion pictures is recognized at the time of exhibition based on the company’s participation in box office receipts. Revenue from the sale of DVDs in the retail market, net of an allowance for estimated returns, is recognized on the latter of shipment to the customer or "street date" (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable.

Revenues from television licensing are recognized when the motion picture is available to the licensee for telecast. For television licenses that include separate availability "windows" during the license period, revenue is allocated over the "windows." Revenue from sales of international territories are recognized when the feature film is available to the distributor for exploitation and no conditions for delivery exist, which under most sales contracts requires that full payment has been received from the distributor.

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

Page - 16

Capital Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances through September 30, 2004 total $164,130, including interest. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

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

Page - 18

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

Page - 19

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

We believe that many small and medium sized production companies can rarely afford to invest their time into unproven writers, much less even consider going with unproven directing talent. Moreover, we believe that the investors and distributors they are aligned with often play a major role in which projects get approved for production, or "green-lighted."

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

Page - 20

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

We believe that this is generally because when such companies convince a director to use digital photography, the director and director of photography (or "DP") are likely to specify additional camera setups. We also believe that the increased, low-cost coverage available, along with real-time video monitoring, often results in issues between directors and directors of photography on projects of these companies, as they analyze and debate each shot during precious shooting time. As a result, the mixed use of digital photography by small and medium sized production companies generally has a neutral impact on overall value, in our opinion.

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

Page - 21

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

We intend to use profit participation in a manner that we think is precedent setting in the industry. Firstly, under our model, every member of the production stands to participate in the financial success of our film projects, thereby reversing a industry tradition whereby the phrase "net" has had little or no meaning or substance. Similarly, since the same types of writers and directors that would be otherwise willing to work on a picture with little or no compensation are being pursued under our model, albeit at very low cash rates, the added incentive of profit participation is expected to be a meaningful bonus in the eyes of these parties.

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

Page - 22

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

Page - 23

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

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003 AND NINE MONTS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED NINE 30, 2003.

RESULTS OF OPERATIONS

The Company did not generate any revenue during the nine months ended September 30, 2004 or the nine months ended September 30, 2003.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $3,298,462 of general and administrative expenses since its inception. General and administrative expenses were $119,806 and $471,338 for the three and nine months ended September 30, 2004, respectively, compared to $194,280 and $342,260 for three and nine months ended September 30, 2003, respectively.

The general and administrative expenses for the nine months ended September 30, 2004 were primarily comprised of $262,500 of officer compensation, $119,602 in shareholder relation expenses which included investor relation consulting fees, $40,012 of accounting and legal expenses, $16,014 in travel expenses and $11,625 in dues and subscriptions. These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

Accounting, legal and compliance expenses were $24,537 and officer compensation was $290,000 for the nine months ended September 30, 2003.

Travel expenses and fees for dues and subscriptions to professional entertainment business organizations were incurred during the nine months ended September 30, 2004 and were not incurred during the same period ended 2003. The expenses were incurred as a result of the Company’s assertive efforts to network with entertainment professionals that could assist in further developing the progress of the plan of operation.

Page - 24

LIQUIDITY AND CAPITAL RESOURCES

We have no history of operations as a film production and distribution company. We believe that, due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. ("Eagle"). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. To date, Eagle has advanced the Company a total, including interest, of $164,130. The funding commitment from Eagle should cover all of our operating expenses for the remaining three months of 2004.

In addition, we have entered into an agreement with Corporate Awareness Professionals, Inc. ("CAP"), which in part provides for the initial purchase of 1,675,000 shares of our $.001 par value common stock through options priced at $0.15 per share for $251,250. In addition, CAP has the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP has the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP exercises all its options, it should have purchased 2,775,000 total shares for $801,250. As of the date of this quarterly report, CAP has not exercised any of its options. All options expire on March 30, 2005. There can be no guarantee that they will exercise any of their options, and in the event they do exercise some of their options, there can be no guarantee that they will exercise all of their options. As a result, the failure of CAP to exercise some or all of their options would have an adverse effect on us and our ability to commence production on our first two pictures.

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

Page - 25

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

    As of September 30, 2004, we have an accumulated deficit of $6,530,780 all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. There can be no assurance that our management will be successful in managing the Company as a motion picture production, distribution and marketing concern.

We expect to have a need for Additional Financing

    As of March 31, 2004, we had a working capital deficit of $363,544. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

Page - 26

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

Page - 27

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

Page - 28

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

Page - 29

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

Page - 30

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

Page - 31

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

Page - 32

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

On August 25, 2004 we held our annual meeting of shareholders and approved the following matters:

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

Page - 33

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

November 15, 2004

Page - 34

Exhibit 31.1

Page - 35

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

Date: November 15, 2004

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer

Page - 36

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

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: November 15, 2004

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

Page - 37

Exhibit 32.1

Page - 38

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Dstage.com Inc , a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), we, Robert P. Atwell, Chief Executive Officer of the Company and Albert Golusin, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer
November 15, 2004

/s/ ALBERT GOLUSIN
Albert Golusin
Chief Financial Officer

November 15, 2004

Page - 39