Form 10KSB
period 2004-12-31
Camelot Entertainment Group, Inc.
filed 2005-03-31
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________

COMMISSION FILE NUMBER: 000-30785

CAMELOT ENTERTAINMENT GROUP, INC.(FKA DSTAGE.COM, INC.)
(EXACT NAME OF SMALL BUSINESS REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE 52-2195605
(State or other jurisdiction (I.R.S. Employer
of incorporation or organization) Identification No.)

CAMELOT ENTERTAINMENT GROUP, INC.
2020 Main Street, Suite 990
Irvine, California 92614
(Address of principal executive offices) (Zip Code)

(949) 777-1080
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

The approximate aggregate market value of 21,041,738 Common Stock shares held by non-affiliates of the Registrant, based on 74,951,209 total outstanding shares less 53,909,471 shares held by affiliates for a total of
21,041,738 non-affiliated shares at a market price of $.19, was $3,997,930 as of December 31, 2004.

On December 31, 2004, the Registrant had outstanding 74,951,209 shares of Common
Stock, $0.001 par value.

The Registrant's revenues for the year ended December 31, 2004 were $0.

DOCUMENTS INCORPORATED BY REFERENCE
SEE ITEM 13

Page - 1

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2004

CAMELOT ENTERTAINMENT GROUP, INC.

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
Exhibit 32

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

Page - 2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Background of the Company

Camelot Entertainment Group, Inc., a Delaware corporation (the "Company") is in the business of developing, producing, marketing and distributing motion pictures. Originally incorporated to provide support, organization and restructuring services to development stage companies, between October 12, 1999 (“Inception”) and March 31, 2003, the Company's activities consisted of developing its business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates. On March 31, 2003, the Company’s management established a new business model for the Company, resulting in the Company pursuing the development, production, marketing and distribution of motion pictures. Since Inception, the Company has been in the development stage.

From inception to December 31, 2004, the Company has had minimal revenues of $59,000 and has expensed operating costs in the amount of $7,608,000, resulting in a cumulative net loss of $7,325,000 (including $224,000 in total other income/expense). Historically, the Company has had nominal cash resources and has been largely dependent on the direct financial support from a few shareholders, directors and officers along with limited revenue to pay for cash expenditures. In addition, the Company has been dependent on its officers, directors and certain key vendors accepting restricted common stock for their services.

In March 2003, the Company reached an agreement with The Corporate Solution, Inc., a Nevada based business consulting firm, resulting in Robert P. Atwell, President of The Corporate Solution, becoming President and Chief Executive Officer of the Company and Albert Golusin becoming Chief Financial Officer. Former President Rounsevelle Schaum and Director Jane Olmstead elected to remain on the Company's Board of Directors. All other directors and committee members either resigned or their term expired. On December 1, 2004, Al Golusin resigned as Chief Financial Officer and Jane Olmstead was appointed as interim Chief Financial Officer.

With the new management team in place, the Company reached an agreement with Eagle Consulting Group, Inc., a Nevada based consulting firm (“Eagle”), on March 28, 2003, to provide operational funding for the Company. At the time of the agreement, Eagle’s President was Tamara Atwell, wife of Company President Robert P. Atwell. Subsequent to the agreement with Eagle, Robert P. Atwell became President of Eagle. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances to date total $296,562,including interest.

  The Company's new management team put into motion a plan to refine the Company’s scope and direction while restructuring the overall business framework to encompass a more diversified business model. As a result, during the second quarter of 2004, the Company changed its name to Camelot Entertainment Group, Inc.

Mission Statement

The Company’s mission is to establish a presence in the motion picture industry by developing, producing, marketing and distributing high quality, low budget motion pictures utilizing new technologies while combining the efficiencies realized by studios of the early and mid 1900s with the artistic focus and diversity of today's independent productions.

The Business Model for Camelot Entertainment Group, Inc.

  The new management team developed a new plan of operation for implementation during 2004. The plan attempts to combine the efficiencies realized by studios of the early 1900s, with the artistic focus and diversity of today's independent productions. Using this approach, the Company believes the risk-reward relationship facing the typical film project can be dramatically shifted.

For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the Camelot model extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas a low-budget picture is severely limited by the types of postproduction technology used, due to budget constraints, Camelot intends to invest directly in top of the line technology, spreading the costs over a minimum 12 original motion pictures each year. The goal is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

Page - 3

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

Recent Developments

During 2004, we began the process of implementing our business plan, including beginning the critical process of securing funding for the Company and its projects. Upon completion of our initial formal business plan, we began the process of preparing our funding documents, including the private placement memorandum and registration statement. Once these documents are finalized, they will be filed with the Securities and Exchange Commission (“SEC”) and various state regulatory agencies. We plan to commence the funding process during 2005.

Page - 4

           In order to successfully implement our business model, we will need to secure the necessary financing. If we are unable to do so, we may not be able to sustain operations. The specific amount and types of funding we will be seeking will be finalized by the time we commence the filing of our documents with the SEC and the state agencies.

In addition, we will be exploring funding options with various international resources currently being developed by our management team. There can be no assurance that any of these potential resources will ever be realized, or that any of them will participate in any funding of our Company and our projects. The international regions currently being explored include Europe, specifically Germany and the United Kingdom, and the Far East, specifically China.

Our corporate operating structure continued to evolve during 2004, with shareholders approving the acquisition of three new subsidiaries, Camelot Films, Inc., a Nevada corporation, Camelot Films, Inc., a California corporation, and Camelot Films, Inc., a Delaware corporation. Each of these corporations will become wholly owned subsidiaries of our Company during 2005. None of the corporations have current operations, assets or liabilities. Each newly acquired subsidiary will handle a specific area of our business model, including, but not limited to, production services, marketing, distribution and our new family film division.

Shareholders also approved the establishment of Dstage.com, Inc. as a Delaware company and a wholly owned subsidiary in order to eventually continue the Dstage.com business model, including the development of certain technologies and business acumens originally being pursued by the Company prior to the Company revising its business model in 2003. We expect to formalize the new Dstage.com as a wholly owned subsidiary during 2005.

While we continued to pursue the development of our business model during 2004, we also began negations with a business group in Phoenix, Arizona, which could result us entering into a joint venture during the first quarter of 2005 whereby commercial real estate would be utilized as collateral for a funding mechanism which might result in two or three motion pictures going in to production during 2005. In the event this joint venture becomes a reality, it would be placed within one of our three new wholly owned subsidiaries, the acquisitions of which are expected to be formalized during 2005. This transaction would represent managements desire to diversify beyond our base business model in order to generate revenues while continuing to develop and implement our base business model. The funding generated by this proposed joint venture would allow additional staffing within the subsidiary without impeding progress on our base business model.

During the fourth quarter of 2004, we made an agreement with The Corporate Solution, Inc., a corporation owned by our President, Robert P. Atwell, to fund an initial project by the Company during 2005. In exchange for 3,500,000 shares of stock, The Corporate Solution, Inc. agreed to provide a minimum of $262,500 toward the budget of a film we are currently developing. Physical production of the film, which will be done through one of our newly acquired subsidiaries, is expected to commence during the 3rd or 4th quarter of 2005. This transaction also represents our desire to diversify beyond our base business model in order to generate revenues while continuing to develop and implement our base business model.

We also decided during 2004 to establish a family film division which would be dedicated to developing, producing, marketing and distributing specifically family films domestically and internationally. We plan to name the new president of this division during the first quarter of 2005. The business model for this new division will be similar to our base business model.

Fiscal year 2004 also saw us explore the possibility of setting up European operations in order to better facilitate potential funding and production opportunities in Europe. The first step in this process is expected to be the retention of a business consultant to represent us at the Berlin Film Festival during the first quarter of 2005.

We also continued to interview potential entertainment law firms to represent us specifically on entertainment legal issues that will arise as we continue to implement our business model. We expect to make a final decision during the first quarter of 2005.

In addition, we continued to interview potential public relation firms during 2004. We hope to make an announcement on our final selection during early 2005.

A key component of our business model is distribution. During the fourth quarter of 2004, we began the process of identifying and interviewing various candidates that could head up our distribution efforts. We plan to make a final decision during the first or second quarter of 2005. The decision will be based in part on where we are in our funding process. Our inability to bring in a qualified candidate could have a material adverse effect on our operations once we begin production.

Page - 5

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

Cash Component

Our plan is to raise sufficient capital to finance our first sixteen months of operations, production and distribution activities, the time period management feels it will take for us to realize ongoing revenues substantial enough to maintain monthly operating, production and distribution expenses. We plan to file a SB-2 registration statement during the second quarter of 2005. We will not be able to commence our plan to develop, produce, market and distribute 12 pictures annually until we have raised the necessary capital. In the event we are unable to secure this funding on a timely basis, our ability to implement our plan would be jeopardized. See “Risk Factors”.

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

Page - 6

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

Pre-Production

In general, the pre-production phase of motion picture production involves executing binding engagements of creative personnel, scouting and securing locations for principal photography, firming up the filming schedule and budget, and taking all other steps necessary to facilitate actual filming during the production, or principal photography, phase.

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

Page - 7

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

The independent companies generally have more limited production and distribution capabilities than do the major studios. While certain independent companies may produce as many films as a major studio in any year, independent motion pictures typically have lower negative costs and are not as widely released as motion pictures produced and distributed by the major studios. Additionally, the independent companies may have limited or no internal distribution capability and may rely on the major studios for distribution and financing. The one exception to this has been Lions Gates Films, a major independent that continued to experience significant growth during 2004.

According to the Motion Picture Association of America, the motion picture industry is large and growing. Moreover, this growth is increasing both domestically and internationally.

Since 1991, box office has been steadily increasing and has grown by almost $6 billion over the past 20 years. After a record breaking year in 2002 which saw the box office numbers increase 13.2% over 2001 to $9.52 billion, the U.S. Box Office continued its momentum, grossing a record breaking $9.54 billion in 2004, a 5% increase over a solid $9.49 billion in 2003.

U.S. Box Office continued its success with a strong slate of movies released in the summer of 2004, with summer box office receipts reaching $4.49 billion, up 21% compared to summer 2003. Close to half of 2004’s box office gross can be attributed to summer releases. Overall, the top twenty films of 2003 made up 40% of the total U.S. Box Office, grossing $3.78 billion. Between 1953 and 2004, a span of 51 years, the U.S. Box Office has gone from $1.34 billion in gross receipts in 1953 to the all time high of $9.54 billion in 2004.

In 2004, 611 films were produced for theatrical release with only 483 films released during the year. In 2003, only 593 films were produced and only 473 films were released theatrically. The average new release earned $20 million at the U.S. Box Office in 2004, as compared to $20.7 million in 2003. Of the 483 films released in 2004, 475 were new releases, while 8 were reissued films. In 2003, of the 473 films released, 459 were new releases with 14 films being reissued.

Worldwide Box Office increased 24% from last year, racking up $25.2 billion in gross receipts. The increase can be attributed to box office growth in the international market, which was up 47% after reaching the $10 billion mark for the first time in 2003. International box office continued to benefit from a weak US dollar and strong box office showings from both local and US product.

All of the international regions saw double-digit growth in 2004. Europe, the Middle East and Africa saw an increase of 53%. Asia-Pacific saw an increase of 44%. Latin America’s theatrical market increased 14%. Europe, the Middle East and Africa comprised more than half of the $15.7 billion international box office, accounting for 54% of the total with $8.53 billion in receipts. Asia-Pacific box office finished strong with $5.4 billion in 2004.

Page - 8

U.S. admissions decreased 2.4% to 1.54 billion in 2004 when compared to 1.57 billion in 2003, both years in the wake of 2002’s record 1.64 billion admissions; however 2004 remains the third highest admissions figure of all time, and almost 49 million tickets ahead of 2001.

Worldwide admissions increased 11% over 2003 to a record 9.6 billion, breaking the previous record of 9.1 billion admissions in 2002. The growth comes from the international market, which experienced a strong year at the box office with admissions increasing 13% over 2003.

The number of theatrical screens in the U.S. increased 2.2% to 36,594 in 2004. This follows a 3.7% increase in screens between 2003 and 2002. Of the 36,594 screens in the U.S., 35,993 were indoor screens, while 601 were drive-in screens.

Digital screens continued their rapid growth in 2004 with the number of worldwide digital screens climbing 80% to 328 screens. To put this number of digital screens in a better perspective, in 1999 there were 12 digital screens worldwide.

•	Between 1987 and 2004, gross domestic box office revenues more than doubled, to a record $9.54 billion in 2004 from $4.3 billion in 1987.

•
The increase in gross domestic box office revenue from 2001 to 2002, an increase of 13.2%, was the largest such growth experienced in the industry in over 20 years. 2003 domestic gross held strong, dipping 3% from the record 2002 domestic gross of $9.52 billion, only to be outperformed in 2004 with the record $9.54 billion, a 5% increase over 2003.

•
In the past decade, admissions have increased nearly 20%, up 244 million. In 2002, motion picture theatrical attendance in the United States grew at the fastest rate since 1957, increase from 1.487 billion admissions in 2001 to 1.639 billion admissions in 2002, a 10.2% increase. Admissions, like gross domestic box office, held strong in 2003, with 1.57 billion admissions, dipping slightly in 2004 with 1.54 billion admissions.

•	Admissions have shown a steady growth over the past decade, with an average increase of 2% per year, despite the many choices in entertainment options.

•	In 2004, the number of moviegoers reached its highest point in five years.

•
For the past eight years, each U.S. resident attended an average of at least 5 movies per year. In 2004, the average was 5.2, up from 4.4 in 1985. In 2003, the average was 5.4. Admissions per capita reached an all time high of 5.7 in 2002.

•	The average annual admission price was $6.21, up 3% over the previous year.

•	The average box office revenue for a new film release was $20 million in 2004, compared to $20.7 million in 2003 and $21.2 million in 2002.

•	Of the 475 films released theatrically in 2004, 199 were released by the major studios. 276 were released by all others.

•	Between 1968 and 2004, 58% of the top grossing films released theatrically were rated “R”, 21% were rated “PG”, 12% were rated “PG-13”, 7% were rated “G” and 2% were rated “NC-17/X”.

•
In 2004, 55% of the top grossing films were rated PG-13, 15% were rated R, 25% were rated PG and 5% were rated G. In 2003, 60% of the top grossing films were rated PG-13, 20% were rated R, 15% were rated PG and 5% were rated G.

•
The average budget of a major studio film in 2004 was $63.6 million. In 1983, the average was $11.9 million. The average marketing budget was $34.4 million in 2004, a 12% decrease when compared to 2003, which had a 28% increase over 2002, due to a significant increase in the cost of advertising on television, which represents 39% of the total advertising costs for new releases. In 1983, the average was $5.2 million.

•
The total average cost to produce and launch a studio film in 2004 was $98 million compared to $102.9 million in 2003. This represents a 5% decrease. In 1983, the total average cost to produce and launch a studio film was $17.1 million.

•	Between 1993 and 1999, the average budget of a studio film increased 97.7%, from $29.9 million in 1993 to $51.5 million in 1999.

Page - 9

•
The average budget of a major studio subsidiary/classic or specialty/independent type film (i.e. Fox Searchlight, New Line, Fine Line, Miramax, Sony Pictures Classics, Lions Gate etc.) in 2004 was $28.2 million, contributing to a 39.8% decrease in combined negative and marketing costs when compared to 2003. The average cost in 2003 was $46.9 million, a 154.9% increase over the 1999 average of $18.4 million and a 37.7% increase over 2002’s average of $34 million. The average marketing budget was $11.4 million in 2004. The average marketing budget was $14.7 million in 2003. In 1999, the average was $6.5 million.

•
The total average cost to produce and launch a major studio subsidiary or specialty/independent type film in 2004 was $39.6 million, the lowest since 2000’s average of $31.6 million. In 1999, the total average cost to produce and launch a major studio subsidiary or specialty/independent type film was $24.9 million.

•	Between 1980 and 2004, there was a 108% increase in the total number of screens. There was a 157% increase in the number of indoor screens and an 83% decrease in the number of drive-in screens.

•	Between 2000 and 2004, the total number of theaters in the U.S. decreased by 2.1%. Between 1994 and 2004 the total number of theaters in the U.S. increased by 38%.

•	In 2004, there were 6,012 total theaters in the U.S. 5,620 were indoor theaters, 392 were drive-in theaters. In 1980, there were 17,590 total theaters, with 14,029 indoor and 3,561 drive-in theaters.

•	In 2004, 39% of the screens were miniplexes (2 to 7 screens), 27% were single screen, 25% were multiplexes (8 to 15 screens) and 9% were megaplexes (16 or more screens).

•
In 2004, preliminary estimates show a total of 367,900 employees in the U.S. motion picture industry and associated fields. Of that number, 198,300 are involved in production and services, with 141,000 in the theater and video/DVD rental sector and 28,600 employed in related fields.

•	Between 1990 and 2004, the number of cable and satellite television channels increased 372% from 60 cable channels in 1990 to 324 cable and satellite channels in 2004.

•
Total rental and sell-through of motion picture video DVDs to dealers in the United States increased from 729.9 million units in 2002 to 1,462.2 billion in 2004, an increase of 83.6%, reflecting the continued growth in DVD use by consumers. Since 2000, this sector has seen an increase of 677% in DVD sales to dealers.

•
Total sales of motion picture video cassettes to dealers in the United States decreased from 293.6 million in 2003 to 148.7 million in 2004, a 49.4% decrease, also reflecting the continuing growth in DVD use by consumers. This follows a 39% decrease between 2003 and 2002.

•	There are currently over 40,000 titles available on DVD. In 1999, there were 5,000.

•	In 2004, 19,999,913 DVD players were purchased by retailers, a 9.1% decrease from 2003, when 21,994,389 were purchased.

•	In 2004, 37,000,000 DVD players were sold to U.S. consumers, an increase of 9.8% over 2003, when 33,700,000 were sold.

•	The average price of a DVD title in 2004 was $20.52. In 1999 the average was $25.53.

•
Factory sales of digital TV sets and displays continue to rise, with 3.9 million units sold in 2003, compared to 2.5 million units sold in 2002. The average unit has dropped in price from $2,433 in 1999 to $1,441 in 2003. Total sales in 2003 reached $6.149 billion.

•
In the U.S., of the 111.3 million homes accounted for in 2004, 109.6 million, or 98.4%, have television. Of the 109.6 million homes that have television, 65.4 million, or 59.7%, have DVD players. That represents an increase of 40.1% over 2003, and 403% increase since 2000. In comparison, 68.4 million homes have internet access. 29 million homes have broadband services.

•
73.9 million homes, or 67.5% of the 109.6 million homes with television, have basic cable. That represents an increase of .1% over 2003. 35.1 million have pay cable services, a decrease of 12.2% from 2003. According to the FCC, as of January 2004, the average subscriber paid $14.45 per month for basic cable and $45.32 per month for expanded basic, or pay, cable. 36.8 million of these homes have set-top boxes that can be tracked to an exact location in the home.

Page - 10

•	Preliminary reports show that at the end of 2004, 27.7 million homes subscribed to digital cable, a 14.5% increase over 2003. 22.2 million homes have satellite service, a 14.6% increase.

•
Video on Demand (“VOD”), an advanced pay-per-view programming service which enables viewers to order and watch movies on demand and to pause, rewind or fast-forward them, according to 2004 preliminary numbers, is available in 16.9 million households, or approximately 15.4% of homes with televisions. VOD consumer spending is projected at $337.2 million for 2004, compared to $202.4 million in 2003. According to Adams Media Research, the average VOD price was $3.87.

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

Principal photography, or the actual physical principal production and filming of the screenplay, generally extends on the average from 4 to 16 weeks, with some schedules extending out as much as 52 weeks, depending upon such factors as budget, location, weather and complications inherent in the screenplay. Following completion of principal photography, the motion picture enters what is typically referred to as post-production. In this phase, the motion picture is edited, opticals, dialogue, music and any special effects are added, and voice, effects and music soundtracks and pictures are synchronized. This results in the production of the negative from which release prints of the motion picture are made. Major studios and independent film companies hire editors, composers and special effects technicians on the basis of their suitability for a particular picture.

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

Page - 11

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

Collective Bargaining Agreements

Feature films produced by the major studios and independent production companies in the United States generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America was set to expire on May 1, 2004 and the collective bargaining agreement with the Screen Actors Guild was set to expire on June 30, 2004. Negotiations for new agreements with the Screen Actors Guild and with the Writers Guild of America are expected to be fully completed in 2005. The Directors Guild of America collective bargaining agreement expires on June 30, 2005. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399, which represents significant numbers of persons within the motion picture industry, expires on July 31, 2004 and the collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and thereby could adversely affect our potential future cash flow and revenues.

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

Page - 12

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

One of the major roles of a distributor, in addition to their relationships with theatrical and non-theatrical outlets, is the ability of these parties to measure the expected demand for a given motion picture. This is a critical function, because ideally such assessment should help determine an effective advertising and print budget for the project. A motion picture release print is the media that in most cases is used by exhibitors and theaters to present the motion picture to their patrons. The projected demand for a film project can directly influence the number of prints made, which is important because each print is rather costly. Similarly, the number and types of geographic locations, or markets, the film could be released in normally influences the mix and cost of advertising expenditures. According to the MPAA, the average advertising expenditures incurred by their members in marketing a single theatrical release was $30.61 million in 2004. The average print expenditures incurred by their members in marketing a single theatrical release was $3.74 million in 2004. Together, the average print and advertising costs per release per member, as reported by the MPAA, totaled $34.35 million. Combining this total with the $63.60 million reported average MPAA member costs to produce film, or motion picture negative, results in an average production and distribution cost of $98 million. When one considers that the average box office revenue per release for these members was only $34.6 million, and for all new releases the average was $20 million, the financial risks of distributing and producing a motion picture should become clearer. Very few independent productions have direct access to such capital, making their reliance on distributors and distribution partners essential.

Page - 13

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

Page - 14

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

Status of any Publicly Announced New Product or Service

On April 12, 2004, we announced plans for our new business model, including the procedure through which we changed our name and officially became Camelot Entertainment Group, Inc.

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

Page - 15

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

Page - 16

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

  These companies include:

•
Lion's Gate Films, which produced and distributed Narc, Frailty, Monster's Ball and American Psycho; and its newly acquired subsidiary, Artisan Entertainment Inc., which distributed Boat Trip, National Lampoon's Van Wilder and The Blair Witch Project.

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

Page - 17

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

Intellectual Property

We regard trademarks as valuable assets and believe that trademarks are an important factor in marketing our products. To that extent, we have filed a trademark application for Camelot Films, our feature film production division. We expect to receive a permanent trademark for Camelot Films during early 2005.

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

Page - 18

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

Product Status

  We have received a commitment for initial project funding which should allow us to commence production on our initial in-house project, which hopefully will generate some initial revenues. While we have begun negotiations to acquire various scripts we intend to produce as part of our base business model, we have yet to physically receive our funding for these pictures and we plan not to commence pre-production until all of the production monies have been received. If sufficient capital is raised, we plan to implement our business plan of developing, producing, marketing and distributing 12 pictures annually. In the event we are unable to raise sufficient capital, our ability to implement our planned business model would be severely affected, which could have a material adverse effect on our business, results of operations or financial condition.

Page - 19

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

Page - 20

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

Page - 21

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

Costs and Effects of Compliance with Environmental Laws

As a provider of incubation, research, vertical marketing and market index services for development stage businesses through December 31, 2004, we did not incur any compliance issues with environmental laws. As a producer and distributor of feature films, it is possible that during the physical production stage we may have to comply with certain environmental laws, depending in part on where the productions are filmed and what type of equipment, vehicles and props are utilized. The specific costs associated to compliance with environmental laws are unknown at this time. However, in the event we would be required to absorb additional costs on any given film that was not anticipated, these costs could have a material adverse effect on the budget of a film and the additional costs that might be incurred in order to comply with environmental laws and regulations could force us to alter or otherwise change the production schedule. This could cause a film to go over budget, cause delays and disrupt the entire production process, resulting in cost overruns that might be difficult to recoup once the film is distributed.

Number of Total Employees and Number of Full Time Employees

As of December 31, 2004, we had a two staff members, both of whom are officers of our company, who spent fifty to eighty per cent of their time on matters relating to our company. We also have six additional staff members who spent anywhere from ten to fifty per cent of their time on matters relating to our business. None of our executive officers or other personnel currently receive cash compensation from our Company for their services.

Risk Factors

Risks Related To Our Business

We have an Accumulated Deficit and we have no History of Operations as a Motion Picture Company

  We have incurred losses in each operating period since our inception. Operating losses may continue, which could adversely affect financial results from operations and stockholder value, and there is a risk that we may never become profitable.

  As of December 31, 2004 we have an accumulated deficit of $7,325,000, all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. Similarly, of these losses, approximately $5,940,000 was the result of non-cash charges to earnings related to stock-based compensation and impairments to intangibles and long-lived assets.

  There can be no assurance that our management should be successful in managing the Company as a motion picture production, distribution and marketing concern. See “Managements Discussion and Analysis of Financial Conditions and Results of Operations”.

We expect to have a need for Additional Financing

  As of December 31, 2004, we had a working capital deficit of $358,000. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Page - 22

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

We are Dependent on Key Personnel

  Our success and future growth depends on our ability to attract and retain qualified employees throughout our business. Specifically, we are dependent on our officers and directors, including President and Chief Executive Officer Robert P. Atwell and Director H. Kaye Dyal, who is expected to be named President of Camelot Films, our film production division. He is a key member of our organization and we plan to rely on his experience in the motion picture business.

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

Page - 23

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

Page - 24

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

Our Management and Chief Executive Officer Own a Large Portion of our Common Stock

As of December 31, 2004, our Chief Executive Officer, Robert P. Atwell, beneficially owns approximately 62.0% of our outstanding Common Stock. This concentration of our common stock ownership, combined with Mr. Atwell’s position as our Chief Executive Officer, substantially reduce the ability of other shareholders to impact matters requiring shareholder approval, or cause a change in control to occur. As a result, Mr. Atwell, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition. Such concentration of ownership may also have the effect of delaying or preventing a change in control or impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Mr. Atwell is also Chief Executive Officer at The Atwell Group, Inc. Although Mr. Atwell spends time at the Company and is active in its management, he does not devote his full time and resources to the Company.

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

Page - 25

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

Page - 26

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

Page - 27

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

Page - 28

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

Page - 29

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 2020 Main Street, Suite 990, Irvine, California 92614. We occupy and share approximately 2,800 square feet of modern executive office space provided to us by The Atwell Group, Inc., a privately-held company owned by Robert P. Atwell, our Chief Executive Officer. The space is leased on an annual basis. The current lease expires on December 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, management is not aware of any legal matters threatened or pending against the Company that have not been previously disclosed in one or more of the Company’s filings with the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 12, 2004, The Company announced the intention to change the name of the Company from Dstage.com, Inc. to Camelot Entertainment Group, Inc. which met with shareholder approval in April, 2004.

During April and May, 2004, the Company received shareholder approval to increase the authorized shares to 150,000,000 common and 50,000,000 preferred stock and to adopt the 2004 Stock Option Plan, which provides for the grant of stock options to purchase up to 50,000,000 shares of common stock to officers, directors, employees and consultants.
On August 25, 2004 the Company held its annual meeting of shareholders and approved the following matter:

(a) Electing five directors to serve on the Board of Directors of the Company: Robert P. Atwell, Albert A. Golusin, Jane Olmstead, Rounsevelle Schaum and H.K. Dyal III; (b) ratified the selection of the Company’s auditors, Epstein, Weber & Conover, PLC, of Scottsdale, Arizona; (c) approved the acquisition of Camelot Films, Inc., a Delaware corporation, Camelot Films, Inc., a Nevada corporation, Camelot Films, In., a California corporations, and the establishment of Dstage.com, Inc., a Delaware corporation newly formed in April, 2004, each to serve as a subsidiary of the Company; (d) ratify all actions taken by the directors to commence with an SB-2 registration filing with the Securities and Exchange Commission; (f) authorized the Board of Directors to amend by-laws or adopt new By-Laws; and (g) to transact such other business as may properly come before the meeting.

Page - 30

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Although the Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "CMEG" of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no established market for such shares; and there can be no assurance that any such market will ever develop or be maintained.

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

Year Ended December 31, 2003	BID		ASK		CLOSE PRICE
	High	Low	High	Low	High	Low
First Quarter	0.02	0.015	0.04	0.03	0.04	0.015
Second Quarter	0.06	0.015	0.04	0.02	0.07	0.012
Third Quarter	0.04	0.03	0.07	0.05	0.04	0.04
Fourth Quarter	0.05	0.03	0.08	0.04	0.05	0.03

December 31, 2004

First Quarter	0.13	0.03	0.15	0.04	0.15	0.035
Second Quarter	0.14	0.045	0.18	0.05	0.15	0.05
Third Quarter	0.16	0.045	0.19	0.065	0.18	0.065
Fourth Quarter	0.22	0.03	0.28	0.055	0.29	0.05

As of December 31, 2004 the bid share price of our Common Stock was $.19 on the OTCBB. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

Holders

On December 31, 2004, there were 112 holders of record of our Common Stock. However, we estimate there are approximately 2,300 beneficial owners of our Common Stock. As of December 31, 2004, there were 74,951,209 shares of Common Stock outstanding.

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

During the fourth quarter of 2004, the Company issued the following securities:

On November 30, 2004, the Company authorized the issuance of 8,749,998 shares to individuals providing consulting services to the Company. The number of shares issued to officers in full payment of their services was 3,999,998, valued at $262,500. Additional shares were issued for consulting services, valued at $393,750. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Page - 31

On December 15, 2004, the Company issued shares in exchange for legal services. The total number of shares issued were 450,000 and such shares were issued in the fourth quarter of 2004 at a stated price of $.23/share. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On December 15, 2004, the Company issued 1,000,000 shares to VedaLabs, Inc. in accordance with the settlement agreement dated October 23, 2003. The shares had been authorized on March 30, 2004, subject to completion of all the terms and conditions of the settlement agreement, which were finally completed on or about December 15, 2004.

On December 31, 2004, the Company authorized the issuance of common stock shares to Eagle Consulting Group, Inc. The number of shares to be issued are 2,967,573 at an agreed upon price of $.03/share. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Subsequent Authorization and/or Issuances of Preferred Stock

During the first quarter of 2005, the Company issued the following securities:

On January 5, 2005, the Company established a Series A and Series B Preferred Class of stock, with the Series A Preferred Stock reserved for employees, consultants and other professionals retained by the Company, and with the Series B Preferred Stock reserved for the Board of Directors.

On January 5, 2005, the Company directed its officers to file the appropriate Preferred Stock Designations with the State of Delaware.

On January 5, 2005, the Company authorized the issuance of 5,100,000 shares of its Class A Preferred Stock to Robert P. Atwell.

On January 5, 2005, the Company authorized the issuance of 5,100,000 shares of its Class B Preferred Stock to Robert P. Atwell.

Page - 32

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

Plan of Operation

Overview

On October 12, 1999 we were incorporated in Delaware as Dstage.com, Inc.. On April 12, 2004 we announced our intention of changing our name to Camelot Entertainment Group, Inc. and changed our business model from pursuing a new approach to venture formation (the Dstage.com Model) to the Camelot Studio Model (or "CSM"). The CSM attempts to combine the efficiencies realized by studios of the early 1900s, with the artistic focus and diversity of today's independent productions. Using this approach, the Company believes the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CSM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas a low-budget picture is severely limited by the types of postproduction technology used, due to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum of 12 original motion pictures each year. The goal of the CSM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

Our historical operations, prior to becoming Camelot Entertainment Group, Inc., consisted primarily of attempting to provide support, organization and restructuring services to other development stage companies. Due to the complete and drastic change in our business focus, from seeking to aid development stage companies to our current focus of producing, distributing and marketing original motion pictures, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you read the discussion in connection with the audited financial statements, the unaudited interim financials and the related notes included elsewhere in this annual report in addition to thoroughly reading our current plan of operations.

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

Page - 33

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

Page - 34

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

Page - 35

We intend to use profit participation in a manner that we think is precedent setting in the industry. Firstly, under our model, every member of the production stands to participate in the financial success of our film projects, thereby reversing an industry tradition whereby the phrase “net” has had little or no meaning or substance. Similarly, since the same types of writers and directors that would be otherwise willing to work on a picture with little or no compensation are being pursued under our model, albeit at very low cash rates, the added incentive of profit participation is expected to be a meaningful bonus in the eyes of these parties.

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

4. Common Stock Incentives

To the best of our knowledge, no other publicly traded film company has ever utilized common stock to incentivize all of its creative, production and management resources. There are two specific reasons why this option is not generally available to competitors. Firstly, most of the companies making lower budget pictures do not have business models that justify becoming a publicly traded company. Secondly, for companies that do have the scale to offer publicly traded stock as a form of production compensation, we believe that doing so would be at odds with their fundamental business cultures and, in many cases, at odds with the wishes of their shareholders.

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

Our Strategy of Developing and Utilizing In-house Distribution Expertise

A number of new distribution channels have increased the means by which motion picture product can be consumed and, therefore, the potential channels for revenue. These channels include theatrical or box office, video cassette, DVD, pay-per-view television, cable television, network television, television syndication, non-theatrical outlets, such as in-flight movies, and international channels. With so many new distribution channels available, it may seem surprising that pictures with smaller budgets still find it so difficult to get their films in front of audiences. Our management believes this pervasive problem is primarily due to two difficult obstacles to overcome.

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

Page - 36

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

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc.(“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. In 2004 Eagle advanced $127,341. The funding commitment from Eagle should cover all of our operating expenses for the next twelve months.

We entered into an agreement with The Corporate Solution, Inc., owned by our President, Robert P. Atwell, whereby The Corporate Solution has agreed to provide a minimum of $262,500 toward the budget of an initial film we are currently developing in-house. The filming is expected to commence during the third or fourth quarter of 2005. In exchange for providing the funds, The Corporate Solution, Inc. received 3,500,000 shares of our $.001 par value common stock.

In addition, we entered into an agreement with Corporate Awareness Professionals, Inc.(“CAP”), which in part provided for the initial purchase of 1,675,000 shares of our $.001 par value common stock through options priced at $0.15 per share for $251,250. In addition, CAP has the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP has the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP exercises all its options, it should have purchased 2,775,000 total shares for $801,250. As of the date of this annual report, CAP has not exercised any of its options. There can be no guarantee that they will exercise any of their options, and in the event they do exercise some of their options, there can be no guarantee that they will exercise all of their options. As a result, the failure of CAP to exercise some or all of their options would have an adverse effect on us. As of December 31, 2004, CAP had not exercised any of its options, which expire in March, 2005.

Further, we are in the process of preparing a private placement memorandum and an SB-2 registration statement for the purpose of funding our initial slate of pictures. If the anticipated funding is successful, it is our goal to have between 10 and 12 motion pictures in various stages of development or production within 12 months. In the event we are unable to complete the funding, we could have to delay our slate until such time as the necessary funding is acquired.

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

Page - 37

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

Expected Significant Changes in the Number of Employees

According to the Bureau of Labor Statistics, in 2004, the United States had about 367,900 wage and salary jobs in the motion picture production and distribution industry. The majority of these jobs were in motion picture production and services, including casting, acting, directing, editing, film processing, motion picture and videotape reproduction, and equipment and wardrobe rental. Most motion picture and distribution establishments employ fewer than 10 workers.

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

Page - 38

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforward. The Company has estimated a $2,747,000 deferred income tax asset related to net operating loss carryforward and other book/tax differences at December 31, 2004. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset, resulting in a net deferred income tax asset of $0.

The Company has acquired certain technology and licenses. Prior to December 31, 2004, the Company determined that the value of these acquired assets was impaired and has provided an impairment allowance for the full purchase price of these assets. The impairment amount of assets and investments in other companies charged to operations in prior years was $3,113,000.

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

Acquired Technology and Intangible Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes accounting and reporting standards for recording, valuing and impairing goodwill and other intangible assets. The adoption of SFAS 142 did not have an impact on the Company's financial condition or results of operations for fiscal year 2004. However, as the Company's business model is heavily dependent on acquiring intangible assets, this pronouncement is expected to have a material impact on the Company's financial condition and results of operations in future periods, should the Company survive as an ongoing concern.

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

Page - 39

It is Company policy to expense those items which have been unused after the contractual period or after one year, if not used. Other prepaid expenses where services are being used are amortized over the life of the contract. As of December 31, 2002, all deferred compensation had been expensed. As a result, there were no deferred compensation issues in 2003 or in 2004.

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations.

The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing.

The Company has reached an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. Eagle has advanced the Company a limited amount of funds since 2003, and it appears likely that such funding should continue to be enough to meet all of the Company's cash requirements in 2005. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Page - 40

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

Page - 41

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15 2003. We implemented this statement on July 1, 2003. The impact of such adoption did not have a material effect on our financial statements

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements contained in Statement of Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement of Financial Accounting Standards No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. We implemented the Statement of Financial Accounting Standards No. 132 (revised 2003) on December 15, 2003. The impact of such adoption did not have a material effect on our financial statements.

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

Page - 42

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

Capital Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company issued no shares in 2002 due to conversion, exercises or contingent issuances. In 2003, the Company issued 20,000,000 shares due to the conversion of notes payable retiring principal and accrued interest totaling $224,296. The Company reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances to date total $296,563, including interest. In 2004, Eagle advanced $127,341. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

Page - 43

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our historical operations consisted primarily of attempting to provide support, organization and restructuring services to other development stage companies. Due to the complete and drastic change in our business focus, from seeking to aid development stage companies to our current focus of producing, distributing and marketing original motion pictures, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you read the discussion in connection with the audited financial statements, the unaudited interim financial and the related notes included elsewhere in this annual report.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
REVENUE

	Cumulative During Development	Year Ended December 31,
	Stage	2004	2003	% Change

Net Revenues	$58,568	$ 0	$0	(0%)

We did not generate any revenue for the year ended December 31, 2004. The business model we were pursuing at that time anticipated that most of our services would be paid for with stock and certain services would be paid for with cash. The ultimate balance we realized between sales settled with cash and sales settled with stock had a material impact on our results of operations, operating cash flow, and the degree to which our earnings, revenues and costs fluctuated from period to period. This was due in part to the complexities of transactions settled in equity. This complexity was increased by our focus on early stage companies, whose securities were privately held, thinly traded, or quoted on mediums that make valuation highly subjective.

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

Our future operations as a film production and distribution company are also expected to be influenced by our ability to use equity compensation to cover certain types of expenses. However, accepting common stock in exchange for services we rendered to non-affiliated enterprises is no longer a component of our business strategy.

COST OF SERVICES

	Cumulative During Development	Year Ended December 31,
	Stage	2004	2003	% Change

Cost of Services	$95,700	$0	$0	(0%)

Page - 44

Our cost of services was comprised principally of consulting services provided by contract individuals on behalf of our customer’s business model we were structuring at that time. We provided no services that generated revenue for the year ended December 31, 2004, and had no costs of services. To the degree that we generated revenue in future periods, consulting services provided by officers during such periods are to be matched to revenue associated with such services and recorded as costs of services. In future periods, we do not expect to be providing consulting services in exchange for the common stock of early stage companies. However, we do expect to rely heavily on the ability to use exchanges of our equity to key production and other personnel and contractors as a means of reducing the cash required to complete original motion picture projects. Such reliance could likely result in a lack of predictability and a great deal of volatility with regard to our cost of sales and, therefore, our gross margin percentage.

SALES AND MARKETING EXPENSES

	Cumulative During Development	Year Ended December 31,
	Stage	2004	2003	% Change

Sales & Marketing Expenses	$53,959	$0	$0	(0%)

Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. The percentage decrease in sales and marketing expenses, from the year ended December 31, 2003 compared to the year ended December 31, 2004, is insubstantial and reflects our ability to perform our marketing and sales efforts internally, which reduces costs and adds benefits to our customers. The total dollar amount of sales and marketing expenses were extremely low in 2002 and there were none in 2003 or 2004. Of our total sales and marketing expenses incurred in the year ended December 31, 2002, 100%, or $14,000, required payment in cash. In future periods, we expect that nearly all of our sales and marketing expenses should be related to the distribution and promotion of original motion pictures we intend to produce. Similarly, we anticipate that nearly all such expenses should require settlement in cash.

RESEARCH AND DEVELOPMENT

	Cumulative During Development	Year Ended December 31,
	Stage	2004	2003	% Change

Research & Development Expenses	$252,550	$0	$0	(0%)

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we held rights to and which we intended to use in the future to meet our internal needs or the needs of ventures we might have invested these technologies with. While the total dollar amount of sales and marketing expenses was zero during 2003 and there were none in 2004, the percentage change in research and development expenses, from the year ended December 31, 2003 compared to the year ended December 31, 2004, is explained by no research and development activity during 2003. Prior to 2003, 100% of our research and development expenses required settlement in cash. Since inception, the majority, $252,550 or 82.07% of our research and development expenses, has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we do not anticipate entering into similar agreements to acquire technologies.

GENERAL AND ADMINISTRATIVE

	Cumulative During Development	Year Ended December 31,
	Stage	2004	2003	% Change

General & Administrative Expenses	$4,092,000	$1,265,000	$408,000	(.210%)

Page - 45

General and administrative expenses during 2004 consisted primarily of officer compensation, professional services and stock options. The increase in general and administrative expenses for the year ended December 31, 2004, compared to the year ended December 31, 2003, is primarily due to increased activity within the Company, the need to utilize outside professional services and the expensing of stock options. Accounting, legal, shareholder relations and compliance expenses of approximately $191,000 accounted for 15% of the general and administrative costs expensed for 2004, while $749,000, or 59%, of the general and administrative costs expensed was comprised of accrued compensation to its corporate officers and consulting fees. The remaining 26% was comprised of expensing stock options, travel, and general office expense.

IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

	Cumulative During Development	Year Ended December 31,
	Stage	2004	2003	% Change
Impairment of Assets	$2,402,338	$0	$0	(0%)

Impairment of Investments in Other Companies	$ 710,868	$0	$0	(0%)

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

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for $710,868, or approximately 10% of our $6,974,000 net loss, whereas impairment of long-lived assets has accounted for $2,402, 338, or approximately 34% of our net loss since inception. Together, these two expense categories account for 44.1% of our net loss from inception and through the year ended December 31, 2004.

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

INCOME TAXES

  There is no current or deferred tax expense for the period from January 1, 2004 to December 31, 2004 due to net losses from operations by the Company. As of December 31, 2004 we had federal net operating loss carryforwards of $4,437,000, compared to operating loss carryforwards of $3,012,000 as of December 31, 2003. The operating loss carryforwards expire beginning in 2013 and may be subject to significant limitations attributable to change in control rules.

NET LOSS

	Cumulative During Development	Year Ended December 31,
	Stage	2004	2003	% Change
Net income (loss)	($7,325,000)	($1,265,000)	($162,000)	95%
Net income (loss) per share	($0.36)	($0.02)	($0.01)	96%
Weighted averageshares outstanding	20,323,000	52,678,000	23,116,000

Page - 46

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

  General and administrative expenses accounted for a higher proportion of our net loss in 2003 compared to 2002. In 2003, general and administrative expenses represented 252% of our net loss, whereas this caption represented 58% of our net loss in 2002. In 2004, however, general and administrative expenses of $1,265,000 accounted for only 17% of our cumulative net loss. We anticipate that these expenses could continue to increase in 2005, as we engage more officers, directors and other key personnel. Similarly, we anticipate that the total dollar amount of general and administrative expenses requiring payment by cash could also increase in 2005. To the extent that we are unable to secure additional external financing, and or increase the cash revenue generated by our operations, our results and ability to continue as an ongoing concern may be materially adversely affected.

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

On March 15, 2004 Camelot Entertainment Group, Inc. ("the Company") terminated the services of James C. Marshall, C.P.A., P.C., (“Marshall”) and dismissed them as the Certifying Accountant of the Company upon the recommendation of the Company’s audit committee.

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

During the fiscal year ended December 31, 2002, and the interim period between September 20, 2002 and May 8, 2003, there were no disagreements between the Company and Ehrhardt, Keefe, Steiner & Hottman PC (“EKS&H”) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to EKS&H's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports for such year.

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

The Company disagreed with EKS&H and responded accordingly. Our new management team reviewed our infrastructure regarding accounting and financial reporting including segregation of duties during the time period in question and subsequent thereto.

Page - 47

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

During the preceding two fiscal years and through September 20, 2002, there were no reportable events required to be disclosed pursuant to Item 304(a)(1)(v). Pursuant to Item 304(a)(3), on September 30, 2002, GH&B, our previous auditors, furnished us with a letter addressed to the Securities and Exchange Commission stating it agreed with the statements made by us in response to Item 304(a). A copy of that letter was filed as an exhibit to our report on Form 8-K, filed October 12, 2002.

On September 20, 2002, we engaged EKS&H as our independent accountants for the fiscal year ending December 31, 2002. This change in accountants was recommended by our executive management and approved by our board of directors.

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

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level and in compliance with Section 404 of the Sarbanes-Oxley Act.

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors and executive officers of the Company as of December 31, 2004, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of stockholders.

Page - 48

Name of Executive Officers and Directors	Age	Position	Date of Appointment
Robert P. Atwell	51	President, CEO and Director	March 2003
H K Dyal	64	Director	August 2004
Jane Olmstead	50	CFO	December 1, 2004
Rounsevelle Schaum	72	Director	October 2002

Robert P. Atwell, 51, Chairman, President and Chief Executive Officer, has been President of the Company since March 19, 2003. Mr. Atwell is also the President of The Corporate Solution, Inc. a position he has held since 1978. The Corporate Solution specializes in taking on and implementing assignments for a variety of agencies and corporations including general business consulting, corporate restructuring, mergers and acquisitions, corporate investigations and securities administration. Mr. Atwell also serves as Chairman and is on the board of Eagle Consulting Group, Inc., The Atwell Group, Inc. and Camelot Films, Inc.

H. Kaye Dyal, 64, Director, has been President of our production entity, Camelot Films, since August of 2004. Mr. Dyal has worked in the film industry for over 25 years. He began his career in the studio of renowned film designer Saul Bass. While in the Saul Bass Studios, Mr. Dyal worked with clients as diverse as Kaiser Aluminum Corporation, Kellogg’s, General Mills, Continental Airlines, United Air Lines, and many more. While a directing associate to Mr. Bass, their film "Why Man Creates" made for Kaiser Aluminum Corporation, won the Academy Award for Best Short Subject.

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

Page - 49

Jane Olmstead, CPA, 50, Chief Financial Officer, Director, has over 20 years experience in the financial and accounting fields, including serving as a Senior Management Consultant with Touche Ross & Co. (currently Deloitte & Touche) for nine years. Ms. Olmstead's expertise is in strategic business planning, financial systems design and implementation and tax preparation and planning. Her involvement with numerous Fortune 500 companies such as Ford Motor Co., Mobil Oil and Coors resulted in cost savings measures and increases in profitability through the implementation of improved financial and communication systems.

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

Rounsevelle Schaum, 72, Director, is the Chairman of Newport Capital Partners, Inc., an investment banking firm specializing in providing financial advisory services to emerging growth companies. He is a graduate of Phillips Andover Academy and holds a Bachelor of Science degree in Mechanical Engineering from Stanford University and an MBA from the Harvard Business School. He was also a member of the faculty and Defense Research Staff of the Massachusetts Institute of Technology, where he participated in the development of the computer programs for the Ballistic Missile Early Warning System.

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

Audit Committee

We have had an audit committee since inception. Our current audit committee has been reduced to two following the resignation on December 1, 2004 of our CFO, Albert Golusin. Of our two remaining audit committee members, Jane Olmstead, who was an independent director and our audit committee financial expert that met the definition of an "audit committee financial expert," as that term is defined by SEC regulations, and further, one of two audit committee members who were independent, as defined by applicable regulations, has temporarily stepped in as interim CFO until a permanent CFO is named. As a result, our current independent member on the audit committee is H. K. Dyal. We are currently in the process of searching for and recruiting potential director candidates who are independent and who might qualify as additional audit committee financial experts. We expect to name a permanent CFO during the first quarter of 2005, at which time Ms. Olmstead will resume her duties as an independent director and audit committee financial expert.

Significant Employees

We rely on our Board of Directors, Executive Officers, and all of our employees to further the development of our business.

Family Relationships

There are no family relationships.

Involvement in Certain Legal Procedures

None.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all our directors, officers (including its principal executive officer and principal financial officer) and employees. The Code of Business Conduct can be found on our website at “http://www.camelotfilms.com.” We plan to also post on this section of our website any amendment to the Code of Business Conduct, as well as any waivers that are required to be disclosed in accordance with Securities and Exchange Commission or market regulations.

Page - 50

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

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers or directors currently has a compensation package. Although we plan to enter into compensation packages during the second quarter of 2005, we have not entered into any written employment agreements with our executive officers as of the date of this filing. All members of management have elected to postpone negotiations with us regarding salaries, until such time as our revenue is adequate to pay salaries without causing financial damage to our plan for business development. As it becomes necessary, more detailed written employment contracts should be entered into between our key personnel and the Company.

Our Board of Directors has not granted any Stock Incentive Plans as of the date of this filing. We are considering granting such a plan in the future. Stock options may be granted to eligible participations in the form of Incentive Stock Options (ISOs) under the Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not qualify as ISOs (non-Qualify Stock Options or "NQSOs").

The following table summarizes all compensation paid to our President and Chief Financial Officer for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2004, 2003, and 2002.

Name	Position	Salary	Bonus	Compensation	Securities Underlying Options	All Other Compensation
Robert P. Atwell (1)	President, CEO & Director 2004 2003	250,000 250,000	0	0	0	0
Albert Golusin (2)	CFO & Director 2004 2003	75,000 100,000	0	0	0	0
Jane Olmstead (3)	CFO & Director 2004	25,000	0	0	0	0
Rounsevelle Schaum	Past President 2002	0	0	0	0	$4,582
Frank R. Maresca	CEO 2002	0	0	0	0	0
Sue Perrault	Past President 2002	0	0	0	0	0
Officers and Directors as a group	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 $4,582

Notes:

(1) Mr. Atwell was scheduled to receive a salary of $250,000 for 2004, which was accrued in 2004. Mr. Atwell converted the accrual to stock during 2004.

(2) Mr. Golusin was scheduled to receive a salary of $75,000 for 2004, which was accrued in 2004. Mr. Golusin converted the accrual to stock during 2004. His annual salary was reduced due to his resignation on December 1, 2004.

Page - 51

(3) The accrual for the officers for salaries is $262,500 as of December 31, 2004, based upon $87,500 for the second, third and fourth quarters of 2004.

Stock Option Plan

The Company adopted during fiscal year 2004 a Statutory and Non-Statutory Incentive Stock Option Plan ("Plan") which authorizes the Company to grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. Under the Plan, outstanding options must be exercised within 10 years from the date of grant and no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

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

During 2004, independent directors were not compensated; however, officers that were also directors were compensated as described in the Summary Compensation Table. In addition, Jane Olmstead, one of our Directors, provided consulting services to us and received stock for those services and will continue to receive stock for her services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth as of December 31, 2004, certain information, based on information obtained from the persons named below, with respect to the beneficial ownership of the common stock by each person known by us to own beneficially 5% or more of the common stock.

As of December 31, 2004, there were 74,951,209 outstanding shares held by 112 shareholders of record. For the purposes of this Item 11, any shareholder beneficially owning 5% or more of the Company's common stock are listed below.

Name of Beneficial Owner	Shares Beneficially Owned	Percent
Albert Golusin 668 North 44th Street, Suite 248 Phoenix AZ 85008	4,518,695	6%
The Atwell Group, Inc. (1) 100 E. San Marcos Blvd. #400 San Marcos CA 92069	46,778,243	62%
TOTAL 5% Shareholders as a Group	51,296,938	68%
(1) Includes all shares owned and or under the control of Beneficial Owner

Page - 52

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

Securities Ownership of Management

The following table sets forth as of December 31, 2004, certain information, based on information obtained from the persons named below, with respect to the securities ownership of the common stock by Management.

Name of Beneficial Owner	Shares Beneficially Owned	Percent
Robert P. Atwell 100 E. San Marcos Blvd. #400 San Marcos CA 92069	46,778,243	62%
Jane Olmstead 7474 East Arkansas #1204 Denver CO 80231	1,512,333	2%
Rounsevelle Schaum 294 Valley Road Middletown RI 02842	1,100,000	1%
H Kaye Dyal	200	0%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions are for fiscal year 2004. All other transactions are incorporated by reference and can be referenced through our previous filings.

On February 3, 2004, the Company authorized the issuance of an additional 6,791,287 restricted common shares to Eagle Consulting Group, Inc., whose President is Robert P. Atwell, in accordance with its agreement with the Company to receive 20% of the Company’s outstanding shares for providing funding. The Company also authorized the issuance of 100,000 shares to Jane Olmstead, one of our directors, for accounting services.

On June 22, 2004, the Company authorized the issuance of a total of 11,105,755 restricted common shares to Robert P. Atwell and a total of 4,442,296 restricted common shares to Albert Golusin for services in 2003 and the first quarter of 2004, including shares previously authorized by the board. The Company also authorized the issuance of an additional 4,637,867 restricted common shares to Eagle Consulting Group, Inc., whose President is Robert P. Atwell, in accordance with its agreement with the Company to receive 20% of the Company’s outstanding shares for providing funding.

On August 25, 2004 the shareholders elected our board of directors, including Robert P. Atwell, Albert Golusin, Jane Olmstead, Rounsevelle Schaum and our newest member, H. K. Dyal.

On November 30, 2004 Albert Golusin submitted his resignation as Chief Financial Officer. The Company authorized the issuance of a total of 2,499,999 restricted common shares to Robert P. Atwell, a total of 666,666 restricted common shares to Albert Golusin, and a total of 333,333 to Jane Olmstead for services in during the second, third and fourth quarters of 2004. In addition, the Company authorized the issuance of an additional 1,000,000 restricted common shares to Jane Olmstead for prior services rendered to the Company. The Company also authorized the issuance of 3,500,000 restricted common shares to The Corporate Solution, Inc., a company owned by Robert P. Atwell, in connection with The Corporate Solution, Inc. providing financing for the Company’s initial in-house production. The Company also authorized moving the corporate headquarters from San Marcos to Irvine, with said offices to be provided by The Atwell Group, Inc., a company owned by Robert P. Atwell.

Page - 53

On December 1, 2004, The Corporation accepted the resignation of Albert Golusin as Chief Financial Officer and appointed Jane Olmstead as interim Chief Financial Officer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K LIST OF EXHIBITS ATTACHED OR INCORPORATED BY REFERENCE PURSUANT TO ITEM 601 OF REGULATION S-B. add 8k’s for 2004

Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

INDEX TO EXHIBITS

Exhibit Number Description

3. Articles of Incorporation and Bylaws 3.1 Articles of Incorporation of Camelot Entertainment Group, Inc.. (Incorporated by reference from exhibit 2.1 to Form 10-KSB filed on April 17, 2001) 3.2 By-Laws of Camelot Entertainment Group, Inc. ((Incorporated by reference from exhibit 2.2 to Form 10-KSB filed on April 17, 2001)

4. Instruments Defining the Rights of Security Holders 4.1 See Exhibit 3.1 "Articles of Incorporation" (Incorporated by reference from exhibit 2.1 to Form 10-KSB filed on April 17, 2001)

5. Voting Trust Agreement

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

16.3 Changes in Registrant's Certifying Accountant; Other Events incorporated by reference to Exhibit 16.3 on Form 8-K filed March 19, 2004.

16.4 Material Contract; Other Events incorporated by reference to Exhibit 16.4 on Form 8-K filed April 12, 2004.

16.5 Other Events incorporated by reference to Exhibit 16.5 on Form 8-K filed June 30, 2004.

16.6 Corporate Governance and Management; Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Offers incorporated by reference to Exhibit 16.6 on Form 8-K filed December 12, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Epstein, Weber & Conover, PLC (“EWC”) has been the Company’s independent auditor since March of 2004 and were the auditors for the year ended December 31, 2003 and December 31, 2004. James C. Marshall C.P.A., P.C., (”Marshall”), was the Company's independent auditor for the three quarters ended September 30, 2003. Ehrhardt, Keefe, Steiner & Hottman PC, (“EKS&H”), were the auditors for the year ended December 31, 2002 and reviewed the quarterly financial statements during that year. Gordon, Hughes and Banks, (“GH&B”), were the auditors for the year ended December 31, 2001 and reviewed the quarterly statements that year.

Page - 54

The Principal Accountants performed the services listed below and were paid the fees listed below:

AUDIT FEES

  EWC charged approximately $14,500 for the year ended December 31, 2003 for professional services rendered in connection with the Company’s annual financial statements and review of the financial statements included in the Company’s 2004 Quarterly Reports on Form 10-QSB.

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

ALL OTHER FEES

  No Principal Accountant provided or billed for any other professional services during the two years ended December 31, 2004.

(Remainder of Page Left Intentionally Blank)

Page - 55

F-1 FINANCIAL STATEMENTS

CAMELOT ENTERTAINMENT GROUP, INC.

Financial Statements as of
December 31, 2004
And Independent Auditors’ Report

(a development stage company)

Page - 56

CAMELOT ENTERTAINMENT GROUP, INC.
(a development stage company)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEET AS OF DECEMBER 31, 2004

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
INCEPTION TO DATE

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEAR
ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
INCEPTION TO DATE

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
INCEPTION TO DATE

NOTES TO FINANCIAL STATEMENTS

Page - 57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of Camelot Entertainment Group, Inc.:

We have audited the accompanying balance sheet of Camelot Entertainment Group, Inc. (a Development Stage Company) as of December 31, 2004 and the related statements of operations, stockholders’ deficit and cash flows for the each of the two years in the period then ended and the cumulative period from October 12, 1999 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Entertainment Group, Inc. as of December 31, 2004, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2004, and the cumulative period from October 12, 1999 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has yet to commence revenue generating activities and has experienced material operating losses and had little cash for operations at December 31, 2004. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Epstein, Weber & Conover, PLC
Scottsdale, Arizona
March 15, 2005

Page - 58

CAMELOT ENTERTAINMENT GROUP, INC.
(a development stage company)
BALANCE SHEET
As of December 31, 2004

December 31, 2004 (In $000’s)
ASSETS
Current assets:
Cash ……………………………………………………………………	$ 1
Total assets…………………………………………	$ 1

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities………………………………	$ 101
Total current liabilities……………………………………	101
Stockholders' deficit:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding

Common stock, $.001 par value, 150,000,000 shares authorized,
74,951,209 issued and outstanding ………………………	75
Additional paid-in capital………………………………………………..	7,408
Subscriptions receivable under financing agreement…………………....	(258)
(Deficit) accumulated during development stage……………………….	(7,325)

Total stockholders' deficit…………………………………	(100)

Total liabilities and stockholders' deficit…………………	$ 1

The accompanying notes are an integral part of these financial statements.

Page - 59

CAMELOT ENTERTAINMENT GROUP, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
In $(000’s)
For the Years Ended
December 31, 2004 and December 31, 2003
And Inception to Date

	For the fiscal year ended December 31, 2004	For the fiscal year ended December 31, 2003
			Inception to December 31, 2004

Revenue:
Professional services………………………...	$ 0	$ 0	$ 59

Costs and expenses:
Cost of services……………………………...	0	0	96
Marketing and sales…………………………	0	0	54
Product research and development………....	0	0	253
General and administrative………………….	1,265	408	4,092
Impairment of assets………………………..	0	0	2,402
Impairment of investments in other
companies………………….	0	0	711
Total operating expenses………………………….	1,265	408	7,608

Income (loss) from operations…………………….	(1,265)	(408)	(7,549)

Other income and (expense)
Interest expense	0	(9)	(31)
Gain on extinguishment of debt	0	255	255
Total other income (expense), ………………...	0	246	224

Net income (loss)………………………………….	$ (1,265)	$ (162)	$ (7,325)

Net income (loss) per share:
Basic and diluted…………………………….	$ (0.02)	$ (0.01)	$ (.36)

Weighted average shares used in computing
net income (loss) per share
Basic and diluted	52,678	23,116	20,323

The accompanying notes are an integral part of these financial statements.

Page - 60

CAMELOT ENTERTAINMENT GROUP, INC.
(a development stage company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
In $(000’s)
For the Years Ended
December 31, 2004, 2003
And from October 12, 1999 (date of inception)
					Additional		Subscription
	Common Stock		Treasury Stock		Paid-In	Accumulated	Under Finance	Deferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Agreement	Compensation	Total

BALANCE, October 12, 1999 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -
Shares issued for cash	1,000	1	-	-	19	-	-	-	20

Shares issued for services	2,600	3	-	-	49	-	-	-	52

Shares issued for expense reimbursement	836	1	-	-	16	-	-	-	17

Net loss	-	-	-	-	-	(67)			(67)
BALANCE, December 31, 1999	4,436	5	-	-	84	(67)	(67)		22
Shares issued for cash	11	-	-	-	11	-	-	-	11

Shares issued for services	857	1	-	-	121	-	-	-	122

Shares issued for expense reimbursement	4	-	-	-	4	-	-	-	4

Shares issued for conversion of debt	1,015	1	-	-	34	-	-	-	35

Shares issued for investment in companies	710	-	-	-	709	-	-	-	709

Shares issued for prepaid services	195	-	-	-	195	-	-	-	195

Shares issued for deferred compensation	89	-	-	-	89		-	(89)	-

Amortization of deferred compensation	-	-	-	-	-		-	22	22

Net loss	-	-	-	-	-	(954)	-	-	(954)
BALANCE, December 31, 2000	7,317	7	-	-	1,247	(1,021)	-	(67)	166

Shares issued for expense reimbursement	1	-	-	-	6	-	-	-	6

Shares issued for prepaid services	337	-	-	-	400	-	-	-	400

Shares issued for lease of property and equipment	1,000	1	-	-	1,149	-	-	-	1,150

Shares issued for licensed technology	2,270	3	-	-	36	-	-	-	39

Shares issued for developed technology	16	-	-	-	19	-	-	-	19

Shares issued for forgiveness of debt	-	-	-	-	32	-	-	-	32

Shares issued for services paid for by shareholder	-	-	-	-	26	-	-	-	26

Shares issued for deferred compensation	1,123	1	-	-	1,297	-	-	(1,298)	-

Amortization of deferred compensation	-	-	-	-	-	-	-	315	315

Net loss	-	-	-	-	-	(1,876)	-		(1,876)
BALANCE, December 31, 2001	12,064	12	-	-	4,212	(2,897)		(1,050)	277

Page - 61

CAMELOT ENTERTAINMENT GROUP, INC.
(a development stage company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
In $(000’s)
For the Years Ended
December 31, 2004, 2003
And from October 12, 1999 (date of inception)
(continued)
					Additional		Subscription
	Common Stock		Treasury Stock		Paid-In	Accumulated	Under Finance	Deferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Agreement	Compensation	Total

BALANCE, December 31, 2001	12,064	12	-	-	4,212	(2,897)	$ -	(1,050)	277
Shares issued for licensed technology	3,000	3	-	-	897	-			900
Purchase of treasury stock	-	-	(2,400)	(2)	1	-			(1)
Shares issued for deferred compensation	1,208	1	-	-	150	-		(151)
Amortization of deferred compensation	-	-	-	-	-			1,201	1,201
Net loss	-	-	-	-	-	(3,001)			(3,001)
BALANCE, December 31, 2002	16,272	16	(2,400)	(2)	5,260	(5,898)	-		(624)
Shares issued for debt	20,000	20	-	-	205	-			225
Retirement of treasury stock	(2,400)	(2)	2,400	2	-	-
Cancellation of shares previously issued	(16)	(1)	-	-	-	-			(1)
Net loss	-	-	-	-	-	(162)			(162)
BALANCE, December 31, 2003	33,856	33	-	$ -	5,465	(6,060)	-		(562)

Page - 62

Shares issued under financing agreement	14,397	14	-	-	418	-	(432)	0

Advances offset against subscriptions receivable	-	-	-	-	-	-	174	174
Shares issued for debt	1,000	1	-	-	39	-		40
Shares issued in exchange for amounts due to affiliates	1,589	2	-	-	47	-	-	48
Value of options granted	-	-	-	-	351		-	351
Shares issued for services	24,109	25	-	-	1,088		-	1,114
Net loss	-	-	-	-	-	(1,265)	-	(1,265)
BALANCE, December 31, 2004	74,951	$75	-	$ -	$7,408	($7,325)	($258)	($100)

The accompanying notes are an integral part of these financial statements

Page - 63

CAMELOT ENTERTAINMENT GROUP, INC.
(fka Dstage.com, Inc.)
(A Devlopment Stage Company)
STATEMENTS OF CASH FLOWS

	For the fiscal	For the fiscal	Cumulative from
	year ended	year ended	Inception to
	December 31,	December 31,	December 31,
	2004	2003	2004
	( in 000's)	(in 000's)	(in 000's)

OPERATING ACTIVITIES

Net (loss) income for the period	$(1,265)	$(162)	$(7,325)
Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:
Gain on extinguishment of debt		(255)	(255)
Value of options expensed	351		351
Depreciation		-	4
Amortization of deferred compensation		-	1,539
Common stock issued for debt	40		40
Common stock issued for services	1,114	-	1,288
Common stock issued for expense reimbursement		-	22
Common stock issued for technology		-	19
Impairment of investments in other companies		-	711
Impairment of assets		-	2,629
Revenue paid in common stock			(1)
Prepaid services expensed		-	530
Expenses paid through notes payable proceeds		-	66
Loss on disposal of property and equipment		-	6
Change in assets and liabilities:		-
Acccounts payable and accrued liabilities	(326)	371	190
Net Cash provided (used) by operating activities	(126)	(46)	(226)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(7)
Cash provided (used) from investing activities	0	-	(7)

Cash flows from financing activities:

Contributed capital		-	26
Proceeds from issuance of common stock		-	31
Advance from affiliate	127	46	173
Increase (decrease) in notes payable	-	0	4
Cash provided (used) in financing activities	127	46	234

Increase in cash	1	0	1
Cash at beginning of period	-	-	-
Cash at end of period	$1	$0	$1

The accompanying notes are an integral part of these financial statements

Page - 64

Camelot Entertainment Group, Inc.
(fka Dstage.com, Inc).
(A Devlopment Stage Company)
STATEMENTS OF CASH FLOWS - continued

	For the fiscal	For the fiscal	Cumulative from
	year ended	year ended	Inception to
	December 31,	December 31,	December 31,
	2004	2003	2004
	( in 000's)	(in 000's)	(in 000's)

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$0	$9	$31

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for property and equipment	$0	$0	$1,154
Issuance of common stock for licensed technology	$0	$0	$938
Issuance of commons stock for debt	$40	$0	$40
Purchase of treasury stock in exchange for property	$0	$0	$2
and technology	$0	$0	$2
Purchase of licensed technology for debt to seller	$0	$0	$250
Issuance of common stock for prepaid and other assets	$0	$0	$2
Prepayment of services for common stock	$1,114	$0	$2,046
Investments in other companies	$0	$0	$711
Conversion of debt to common stock	$0	$225	$225
Forgiveness of debt by stockholder	$0	$0	$31

Issuance of common stock for advances due to affiliate	$47	$0	$47
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page - 65

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2004

1.	ORGANIZATION AND BASIS OF PRESENTATION

Camelot Entertainment Group, Inc. (the Company), a Delaware Corporation, which develops, produces, markets and distributes motion pictures, was originally incorporated with the intention of providing services and resources to entrepreneurs looking to launch novel products and ventures worldwide in exchange for an interest in the startup ventures. The Company’s activities since inception have consisted of raising capital, recruiting a management team and entering into ventures and alliances with affiliates. The Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. As of December 31, 2002 the Company had written-off all of its investments due to impairments in the carrying value of the assets. Since inception, impairment of investments in other companies and of long-lived assets accounts for approximately 51% of the Company’s net losses.

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

Cash and cash equivalents: The Company considers all investment instruments purchased with maturities of three months or less to be cash equivalents.

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

Page - 66

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

Recently Issued Accounting Standards - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations.

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

Loss Per Common Share - The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at December 31, 2004.

Page - 67

3.	PROPERTY & EQUIPMENT

In the year ended December 31, 2002, the Company’s property and equipment, which was held at a storage facility, was sold for non-payment of rent. Rent and fees due at the time of sale were approximately $701. The net book value of the assets disposed of for settlement was approximately $5,413, resulting in a loss on sale of $4,712. The Company has had no property or equipment during the twelve months ended December 31, 2004. Depreciation expense for the years ended December 31, 2004 and 2003 was $0 and $0 respectively.

4.	LICENSED TECHNOLOGY

In the year ended December 31, 2001, the Company entered into a commitment to purchase technology licenses from an unrelated entity. The Company was unable to complete the purchase and returned the asset under a settlement agreement. Accordingly, the licensed technology which had been recorded at a value of $900,000 was fully impaired in 2002. Impairment losses for the years ended December 31, 2004 and 2003 were $0.00. The impairment impact in 2002 was $1,186,500. Cumulative losses due to impairment of assets is $3,113,206 as of December 31, 2004.

5.	COMMITMENTS AND CONTINGENCIES

The Company is delinquent on obligations to various vendors. Accounts payable balances over 90 days past due as of December 31, 2004 and 2003 were $14,106 and $22,270 respectively. The Company believes it has identified and accrued all valid claims from creditors, consultants and vendors as of December 31, 2004. Although there have been no specific disputes over these matters and related amounts these third parties may assert additional claims as the Company attempts to settle all past due obligations.

The Company is following a practice of paying all debts within 30 days of invoicing and has reduced its outstanding debt by over $8,000.00 in the past year.

6.	ADVANCES FROM AFFILIATE

The Company has entered into an agreement with an affiliate whereby the affiliate receives 20% of the Company’s common stock on a non-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. In addition, the affiliate will receive 2,000,000 options to purchase common shares.

During the year ended December 31, 2004, the Company recorded $127,341 in expenses paid by an affiliate on behalf of the Company. The affiliate received 14,496,727 shares of common stock equaling approximately 20% of the Company’s outstanding common stock for services and repayment of advances. The stock issued was valued at $0.03 per share the trading value of the common shares at the time the agreement was entered into. The balance of the value of the shares issued under this agreement was greater than the advances received by $258,000 at December 31, 2004.

7.	NOTES PAYABLE

During the year ended December 31, 2002, the Company issued a note payable for $200,000 to an affiliate for investment banking services. The note payable provided for annual interest at 8%, was secured by all of the assets of the Company, and was due on demand. In 2003, the Company issued 20,000,000 restricted common shares to retire the note, additional advances and accrued interest totaling $224,296. Interest expense for the years ended December 31, 2003 and 2002 was $1,115 and $9,295 respectively.

Page - 68

8.	DUE TO OFFICERS

In the year ended December 31, 2004, the Company had accrued $262,500 in compensation to its officers. The officers may accept their compensation in stock, and in the event they elect to do so the amount of stock to be issued shall be determined by prorating their annual salary on a monthly basis and issuing shares based on the average bid price for each month converted to stock as determined by the market price report generated by the Over The Counter Bulletin Board. On December 31, 2004, the Company issued stock to three officers, R. Atwell, A. Golusin and J. Olmstead in full payment for their accrued salaries.

9. INCOME TAXES

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

The components of the provision for income taxes for years ended December 31, are as follows:

	2004	2003
Current tax provision (benefit)	$(564,600)	$(85,400) -0-
Deferred tax provision (benefit)	(564,600)	(85,400)

Total income tax provision (benefit)	$-0-	$ -0-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:
	2004		2003
Federal statutory rates	$(430,100) (552245)	(34)%	$(55,080)	(34)%
State income taxes	(75,900)	(6)%	(9,720)	(6)%
Valuation allowance for operating loss carryforwards	500,600	40%	161,400	40%
Permanent difference on gain on debt extinguishment	-0-	-	-(89,250)-	-
Other	5,400	-%	-7,350-	0%
Effective rate	$ -0-	(-0-)%	$ -0-	(-0-)%

At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $4,437,000 that expire from 2013 to 2024 and stated net operating loss carryforwards of approximately $2,521 that expire from 2005 to 2009. Because of the current uncertainty of realizing the benefits of the tax net operating loss carryforwards, a valuation allowance has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2004 are as follows:

Differences in book/tax bases of intangible assets		$832,000
Differences in book/tax bases of accrued compensation		140,000
Net operating loss carryforwards		1,775,000
Deferred income tax asset		2,747,000
Less: valuation allowance		(2,747,000)
Total deferred income tax asset		-0-

Deferred income tax liability		(-0-)

Net deferred income tax asset	$	- 0 -

Page - 69

The Company's valuation allowance increased by approximately $501,000 and $161,000 during the years ended December 31, 2004 and 2003 respectively.

10. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company entered into related party transactions with Board members, officers and affiliated entities. The Company issued shares of common stock for services rendered, cash advances, and payment of expenses on behalf of the Company.

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

On February 3, 2004, the Company authorized the issuance of an additional 6,791,287 restricted common shares to an affiliate in accordance with its agreement with the Company to receive 20% of the Company’s outstanding shares for providing funding. The Company also authorized the issuance of 100,000 shares to a director for accounting services.

On June 22, 2004, the Company authorized the issuance of a total of 11,105,755 restricted common shares to an officer and a total of 4,442,296 restricted common shares to another officer for services in 2003 and the first quarter of 2004, including shares previously authorized by the board. The Company also authorized the issuance of an additional 4,637,867 restricted common shares to an affiliate in accordance with its agreement with the Company to receive 20% of the Company’s outstanding shares for providing funding.

On November 30, 2004 the Company authorized the issuance of a total of 2,499,999 restricted common shares to an officer, a total of 666,666 restricted common shares to another officer, and a total of 333,333 to a third officer for services in during the second, third and fourth quarters of 2004. In addition, the Company authorized the issuance of an additional 1,000,000 restricted common shares to an officer and director for prior services rendered to the Company. The Company also authorized the issuance of 3,500,000 restricted common shares to an affiliate in connection with the affiliate providing financing for the Company’s initial in-house production. The Company also authorized moving the corporate headquarters with said offices to be provided by an affiliate.

11. COMMON STOCK

As of December 31, 2004, there were 74,951,209 shares of common stock outstanding. During the year ended December 31, 2004 there were 41,094,776 common shares issued, the majority of which, 38,794,776 shares (94%), were issued to officers, staff and affiliates. 24,298,049 shares (59%) were issued to officers and staff and 14,496,727 shares (35%) were issued to an affiliate. The remaining 2,300,000 shares (6%) were issued for legal services (550,000 shares), the VedaLabs, Inc. settlement (1,000,000 shares) and the agreement with Corporate Awareness Professionals, Inc. (750,000 shares).

As a result of our agreement with the affiliate, the affiliate receives 20% of the Company’s common stock on an anti-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. In addition, the affiliate has the option to receive 2,000,000 cashless options to purchase common shares at $0.03 per share. For each one dollar ($1) increase in the price of the Company’s stock, the affiliate shall be entitled to receive an additional two million options throughout the term of the agreement between the affiliate and the Company, which expires on March 28, 2008. In addition, the Company shall have the first right of refusal to purchase the options from the affiliate for the current market value once the affiliate notifies the Company that it intends to exercise the options. In the event the Company elects not to exercise this first right of refusal, and subject to applicable laws, the affiliate shall be entitled to exercise the sale of shares or options immediately thereafter. As of December 31, 2004, the affiliate has not exercised its right to receive the options and therefore no options have been granted. The affiliate’s right to receive the options and to exercise those options expires on March 28, 2008.

Page - 70

During the year ended December 31, 2004, the Company granted, under terms of a consulting agreement, 1,675,000 options to acquire common stock at $0.15 and 1,000,000 options at $0.15. The options expire on March 30, 2005. The Company determined the value of these options to be $351,000 using the Black Scholes option pricing model. The Company used the following variables in that calculation:

Risk Free Interest Rate  4.5%
Dividends      None
Volatility       248%

The value of the options was expensed in the year ended December 31, 2004.

During the year ended December 31, 2003 the Company issued a total of 20,000,000 shares of its common stock to an affiliate in retirement of the affiliate’s $224,296 of debt with the Company.

During the year ended December 31, 2002 the Company issued 4,207,500 shares of its common stock to various parties for a variety of resources, services and technology.

The Company received no cash for any of the shares it issued in the years ended December 31, 2004 and 2003.

During the year ended December 31, 2002, the Company entered into an agreement with an unrelated entity, to acquire their technology for 3,000,000 shares of the Company’s stock along with a note payable for $250,000. The Company was unable to fulfill the agreement due to a lack of financial resources. As a result, on October 23, 2003, the Company entered into a settlement agreement to return the technology, to issue 1,000,000 restricted common shares at fair market value of $0.04 per share. As of December 31, 2004 the Company had accrued a liability for the 1,000,000 shares at $40,000, which was fully satisfied with the issuance of the stock.

At December 31, 2002, there were a total of 2,400,000 shares of its common stock in treasury resulting from two separate transactions. In April 2002 the Company repurchased 900,000 shares at and in May 2002, the Company repurchased 1,500,000 shares. The shares were acquired for par value of $0.001. During the year ended December 31, 2004, the Company retired these shares at their par value of $0.001 per share.

12. GAIN ON EXTINGUISHMENT OF DEBT

During the year ended December 31, 2003, the Company entered into a settlement agreement with an unrelated entity to return assets which the Company had made a commitment to purchase for $250,000 plus interest. As retirement of the debt the Company issued 1,000,000 restricted common shares valued at $0.04 per share ($40,000). The gain on extinguishment of debt for the years ended December 31, 2003 and 2002 was $255,500 and $0 respectively.

13. SUBSEQUENT EVENTS

On January 5, 2005, the Company established a Series A and Series B Preferred Class of stock, with the Series A Preferred Stock reserved for employees, consultants and other professionals retained by the Company, and with the Series B Preferred Stock reserved for the Board of Directors. In addition, the Company authorized the issuance of 5,100,000 shares of its Class A and 5,100,000 shares of its Class B Preferred Stock to its Chief Executive Officer.

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Camelot Entertainment Group, Inc.

Dated: March 24, 2005

By:/s/Robert P. Atwell
President, Chief Executive Officer

By:/s/Jane Olmsted, CPA
Interim Chief Financial Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 24, 2005 By: /s/ Robert P. Atwell
Robert P. Atwell, Director

Date: March 24, 2005 By: /s/ H.K. Dyal
H.K. Dyal, Director

Date: March 24, 2005 By: /s/ Jane Olmstead
Jane Olmstead, Director

Date: March 24, 2005 By: /s/ Rounsevelle Schaum
Rounsevelle Schaum, Director

Page - 71

EX-31.1 CERTIFICATION PURSUANT TO SECTION 906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert P. Atwell, certify that:

1. I have reviewed this Annual Report on Form 10-KSB for Camelot Entertainment Group Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

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

Date: March 24, 2005

/s/ Robert P. Atwell
Robert P. Atwell Chief Executive Officer

Page - 72

EX-31.2 CERTIFICATION PURSUANT TO SECTION 906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jane Olmstead, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Camelot Entertainment Group, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

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

Date: March 24, 2005

/s/ Jane Olmsted, CPA
Jane Olmstead, Interim Chief Financial Officer

Page - 73

EX-32.1 CERTIFICATION PURSUANT TO SECTION 906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

In connection with the Annual Report of Camelot Entertainment Group, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Robert P. Atwell, Chief Executive Officer of the Company, certify, pursuant to 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert P. Atwell
Robert P. Atwell Chief Executive Officer
March 24, 2005

EX-32.1 CERTIFICATION PURSUANT TO SECTION 906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

In connection with the Annual Report of Camelot Entertainment Group, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Jane Olmstead, Chief Financial Officer of the Company, certify, pursuant to 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jane Olmstead
Jane Olmstead, Interim Chief Financial Officer
March 24, 2005

Page - 74