Form 10QSB
period 2005-03-31
Camelot Entertainment Group, Inc.
filed 2005-05-20
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

2020 Main Street #990
Irvine, CA 92614
--------------------------------------------------------
(Address of principal executive offices (zip code))

(949) 777-1090
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
Yes X No

As of March 31, 2005, the Registrant had outstanding 74,951,902 shares of Common Stock, $0.001 par value.

Page - 1

CAMELOT ENTERTAINMENT GROUP, INC.
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Balance Sheet as of March 31, 2005

Statements of Operation for the three months ended March 31, 2005 and 2004

Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2005 and 2004

Statements of Cash Flows for the three months ended March 31, 2005 and 2004

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

Page - 3

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

Camelot Entertainment Group, Inc.
BALANCE SHEET

31-Mar-05
(Unaudited)

31-Dec-04
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	1,139.65

OTHER ASSETS:
Investments
Licensing Agreements and Technologies
Patents

Total assets	$1,139.65

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$100,632
Due to officers	0

Total current liabilities	100,632

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 150,000,000 shares authorized	74,952
74,591,209 issued and outstanding
Subscription receivable	(258,072)
Additional paid-in capital	7,408,347
(Deficit) Accumulated during Development stage	(7,324,719)
Net Income (Loss) current period
Total stockholders' equity	(99,492)

Total liabilities and stockholders' equity	$1,139.65

notes are an integral part of these financial statements.

Page - 4

Camelot Entertainment Group, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

			Cummulative from
			October 12, 1999
	For the 3 months ended		(Inception ) to
	31-Mar-05	31-Mar-04	March 31,2005

Revenue:
Professional services	$-		$58,567

Expenses:
Cost of services	-		95,700
Sales and marketing	-		53,959
Research and development	-		252,550
General and administrative	117,121	131,681	4,209,520
Impairment of assets	-		2,402,338
Impairment of investments in	-		710,868
other companies

Total expenses	117,121	131,681	7,724,935

Income (loss) from operations	(117,121)	(131,681)	(7,666,368)

Interest (expense)		-	(9,294)
Other income (expense), net	25		(21,652)
Gain on extinguishment of debt		-	255,500

Net (loss)	$(117,096)	$(131,681)	$(7,441,814)

Net (loss) per share:
Basic & diluted	$(0.0016)	$(0.003)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & diluted	74,951,209	38,297,485

The accompanying notes are an integral part of these financial statements.
Page - 5

Camelot Entertainment Group, Inc.
STATEMENTS OF CASH FLOW
(Unaudited)

	For the three months		Cummulative from 12-Oct-99
	ended March 31,		(Inception ) to
	2005	2004	31-Mar-05
OPERATING ACTIVITIES

Net (loss) income for the period	$(117,096)	$(131,681)	$(7,441,814)
Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:

Value of options expensed			351,000

Gain on extinguishment of debt			(255,500)
Depreciation			3,997
Amortization of deferred compensation			1,538,927

Common Stock issued for debt			40,000

Common stock issued for services		3,000	1,288,000
Common stock issued for expense reimbursement			22,051
Common stock issued for technology			19,167
Impairment of investments in other companies			710,868
Impairment of assets			2,628,360
Revenue paid in common stock			(1,068)
Prepaid services expensed			530,104
Expenses paid through notes payable proceeds			66,489
Loss on disposal of property and equipment			5,854
Change in assets and liabilities:
(Increase) decrease in other current assets	(10,000)		(10,000)
Increase (decrease) in accrued liabilities	(7,475)		188,524
Increase in due to officers	87,500	87,500	87,500

Net Cash provided (used) by operating activities	(47,071)	(41,181)	(227,541)

Cash flows from investing activities:
Purchase of fixed assets			(6,689)
Cash provided (used) from investing activities	0	0	(6,689)

Cash flows from financing activities:
Contributed capital			25,500
Advances from affiliate /Shareholder loans	46,546	41,181	174,033
Proceeds from issuance of common stock			30,835
Increase (decrease) in notes payable			4,477

Cash provided (used) in financing activities	(525)	-	615

Increase in cash	0	0	615
Cash at beginning of period	1,140	0	0
Cash at end of period	615	0	615

Page - 6

CAMELOT ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2005

1.	ORGANIZATION AND BASIS OF PRESENTATION

Camelot Entertainment Group, Inc. (the Company), a Delaware corporation, which develops, produces, markets and distributes motion pictures, was originally incorporated with the intention of providing services and resources to entrepreneurs looking to launch novel products and ventures worldwide in exchange for an interest in the startup ventures..

The Company’s activities since inception have consisted of raising capital, recruiting a management team and entering into ventures and alliances with Affiliates. The Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. As of December 31, 2002,the Company had written-off all of its investments due to impairments in the carrying value of the assets. Since inception, impairment of investments in other companies and of long-lived assets accounts for approximately 51% of the Company’s net losses.

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

Cash and Cash Equivalents

The Company considers all investment instruments purchased with maturities of three months or less to be cash equivalents.

Page - 7

Basis Of Presentation

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and in accordance with current securities regulations these unaudited financial statements have been reviewed by our independent auditors. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2004. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

Page - 8

Loss Per Common Share

The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at March 31, 2005.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. While Eagle has advanced the Company $46,546 during the first three months of 2005, it appears unlikely that such funding will be enough to implement the Company's Plan of Operation during the remaining nine months of 2005 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Page - 9

4. COMMITMENTS AND CONTINGENCIES

The Company is delinquent on obligations to various vendors. Accounts payable and accrued expenses balances over 90 days past due as of March 31, 2005 was $87,158. The Company believes it has identified and accrued for all valid claims from creditors, consultants, stock option adjustments and vendors. Although there have been no specific disputes over these matters and related amounts, these third parties may assert additional claims as the Company attempts to settle all past due obligations.

The Company also has a non-dilution commitment with an Affiliate to issue 20% of all newly issued common shares to the Affiliate in exchange for funding cash flow deficits over the period specified in the agreement. The Company has not issued any common shares to the Affiliate during 2005 under the agreement.

5. ADVANCES FROM AFFILIATE

During the first quarter of 2005, the Company did not issue any common shares to Affiliate for $46,546 under an agreement in which the Affiliate must fund the Company’s cash flow deficits over the period specified in the agreement. The agreement requires the Company to issue 20% of all newly issued common shares to the Affiliate until the Company obtains financing sufficient to implement its plan of operation.

6. DUE TO OFFICERS

As of March 31, 2005, the Company owed its officers $87,500 of accrued compensation for services provided during the quarter ended March 31, 2005.

7. COMMON STOCK

No common stock has been issued in 2005.

8. STOCK OPTIONS

The Company has an agreement with Corporate Awareness Professionals, Inc. (“CAP”), which in part provides for the initial purchase of 1,675,000 shares of its $.001 par value common stock, through options priced at $0.15 per share, for $251,250. CAP also has the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP will have the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP exercises all its options, it will have purchased 2,775,000 total shares for $801,250. All of the options are exercisable until the expiration of the term of the CAP agreement. All options have expired as of March 30, 2005.

Page - 10

9. RELATED PARTY TRANSACTIONS

On March 30, 2003, the Company entered into an agreement with an Affiliate whereby the Company will issue 20% of its outstanding common shares in exchange for services and advances. No shares were issued during the first quarter of 2005 for principal advances of $46,546. The Affiliate paid $46,546 in expenses on behalf of the Company during the first quarter of 2005.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. The Company has estimated a $2,450,000 deferred income tax asset related to net operating loss carry forwards and other book/tax differences at March 31, 2005. Management determined that because the Company has yet to generate taxable income, and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

The Company has acquired certain technology and licenses. Prior to January 1, 2004, the Company determined that the value of these acquired assets was impaired and has provided an impairment allowance for the full purchase price of these assets. The impairment amount charged to operations in prior years was $3,113,206.

Page - 11

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

Page - 12

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

Page - 13

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

Page - 14

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

Capital Structure

Page - 15

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances from January 1, 2005 to March 31, 2005 total $46,546 including interest. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

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

The Company entered into an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. Eagle has advanced the Company a limited amount of funds in the first quarter of 2005, and it appears unlikely that such funding should be enough to meet all of the Company's cash requirements for the remaining quarters in 2005. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Page - 16

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

Page - 17

Two members of our management team, President and Chief Executive Officer Robert P. Atwell, and H. Kaye Dyal, of our film production division, have worked extensively in financing, producing and directing original motion pictures and television programs with a combined 50 years experience in the motion picture and related businesses. This combined experience led our management to a number of beliefs upon which our planned business model should be founded. These key views are:
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

Page - 18

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

Page - 19

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

Page - 20

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

Page - 21

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

Page - 22

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

QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004 AND THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 30, 2004.

RESULTS OF OPERATIONS

The Company did not generate any revenue during the three months ended March 31, 2005 or the three months ended March 31, 2004.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $4,209,520 of general and administrative expenses since its inception. General and administrative expenses were $117,131 for the three months ended March 31, 2005, respectively, compared to $131,681 for the three months ended March 31, 2004..

The general and administrative expenses for the three months ended March 31, 2005 were primarily comprised of $87,500 of officer compensation, $3,423 in shareholder relation expenses which included stock transfer fees, $11,853 of accounting, legal expenses and compliance expenses, $6,261 in travel expenses and trade show seminars and $2,192 in dues and subscriptions and other expenses of $2,495 for design of Ferris Wheel Films logo, office expenses of $3,140 and miscellaneous General and Administrative expenses of $256. These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.
Total General and Administrative expenses of $117,121 for the three months ended March 31, 2005.

 Travel expenses and fees for dues and subscriptions to professional entertainment business organizations were incurred during the three months ended March 31, 2005 and were not incurred during the same period ended 2004. The expenses were incurred as a result of the Company’s assertive efforts to network with entertainment professionals that could assist in further developing the progress of the plan of operation. (Trip to ShoWest, NAB, and planning for trip to Cannes Film Festival)

Page - 23

LIQUIDITY AND CAPITAL RESOURCES

We have no history of operations as a film production and distribution company. We believe that, due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. This quarter, Eagle has advanced the Company a total, including interest, of $46,546. The funding commitment from Eagle should cover all of our operating expenses for the remaining nine months of 2005.

In addition, we have entered into an agreement with Corporate Awareness Professionals, Inc. (“CAP”), which in part provides for the initial purchase of 1,675,000 shares of our $.001 par value common stock through options priced at $0.15 per share for $251,250. In addition, CAP has the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP has the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP exercises all its options, it should have purchased 2,775,000 total shares for $801,250. As of the date of this quarterly report, CAP has not exercised any of its options. All options have expired as of March 30, 2005.

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

Page - 24

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

  As of March 31, 2005, we have an accumulated deficit of $7,441,814 all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. There can be no assurance that our management will be successful in managing the Company as a motion picture production, distribution and marketing concern.

We expect to have a need for Additional Financing

  As of March 31, 2005, we had a working capital deficit of $216,588. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

Page - 25

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

Page - 26

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

Page - 27

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

Page - 28

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

Page - 29

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

Page - 30

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

Page - 31

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

On January 5, 2005, at 1:30 p.m. PST, via telephone conference a special meeting of the board of directors was held to Establish Series A and Series B Preferred Stock, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions as detailed in the Preferred Stock designations.

It was Resolved that Series A Preferred Stock shall be reserved for employees, consultants and other professionals retained by the Company.

It was further Resolved that Series B Preferred Stock shall be reserved for the Board of Directors of the Company.

The Chairman next stated that, in accordance with the agreements, letters of intent and other assurances between the Company and Robert P. Atwell, including companies controlled and or owned by Mr. Atwell or his affiliates, collectively (“Atwell”), the Company shall need to issue to Atwell 5,100,000 shares of Series of A Preferred Stock at a par value of $.001 per share and 5,100,000 shares of Series B Preferred Stock at a par value of $.001 per share. Upon a motion duly made and seconded, and following a discussion, the following resolutions were unanimously passed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

NONE

Page - 32

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

/S/ GEORGE JACKSON
George Jackson
Chief Financial Officer

May 15, 2005

Page - 33

Exhibit 31.1
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

Date: May 16, 2005

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer

Page - 34

Exhibit 31.2
Certifications

I, George Jackson, certify that:

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

Date: May 15, 2005

/s/ GEORGE JACKSON
George Jackson
Chief Financial Officer

Page - 35

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Camelot Entertainment Group,Inc , a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), we, Robert P. Atwell, Chief Executive Officer of the Company and George Jackson, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer
May 15, 2005

/s/ GEORGE JACKSON
George Jackson
Chief Financial Officer
May 15, 2005

Page - 36