Form 10QSB
period 2005-06-30
Camelot Entertainment Group, Inc.
filed 2005-08-19
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-3078

CAMELOT ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware 52-2195605

 (State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

2020 Main Street #990
Irvine, CA 92614

 (Address of principal executive offices (zip code))

(949) 777-1090

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

As of June 30, 2005, the Registrant had outstanding 83,075,965 shares of Common Stock, $0.001 par value.

Page - 1

CAMELOT ENTERTAINMENT GROUP, INC.
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Balance Sheet as of June 30, 2005

Statements of Operation for the three and six months ended June 30, 2005 and 2004

Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2005 and 2004

Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004

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

Page - 3

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

Camelot Entertainment Group, Inc.
BALANCE SHEET

ASSETS	June 30, 2005
CURRENT ASSETS:	(Unaudited)
Cash	748
Prepaid Expenses	9,615
OTHER ASSETS:
Investments
Licensing Agreements and Technologies
Patents

Total assets	$10,363

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$72,807
Due to affiliate	200,013
Total current liabilities	272,820

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 150,000,000 shares authorized	83,077
83,075,965 issued and outstanding
Subscription receivable	(258,072)
Additional paid-in capital	7,840,527
(Deficit) Accumulated during Development stage	(7,927,989)

Total stockholders' equity	(262,457)
Total liabilities and stockholders' equity	$10,363

The accompanying notes are an integral part of these financial statements.

Page - 4

Camelot Entertainment Group, Inc.
Statement of Operations
(Unaudited)

					From
					Inception on
					April 21, 1999
	For the Three Months Ended		For the Six Months Ended		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005

REVENUE	$-	$-	$-	$-	$58,568

Total Revenue	$-	$-	$-	$-	$58,568

EXPENSES
Costs of services					95,700
Sales and Marketing		-	-	-	53,959
Research & Development		-	-	-	252,550
General & Administrative	486,174	219,851	603,270	351,532	4,695,696
Impairment of assets					2,402,338
Impairment of investments in
other companies					710,868

Total Expenses	486,174	219,851	603,270	351,532	8,211,111

NET OPERATING LOSS	(486,174)	(219,851)	(603,270)	(351,532)	(8,152,543)

OTHER INCOME (EXPENSES)

Interest (Expense)				-	(9,294)
Other income (expense)	-	-	-	-	(21,652)
Gain on extinguishment of debt	-	-	-	-	255,500

Total Other Income (Expenses)	-	-	-	-	224,554

NET LOSS	$(486,174)	$(219,851)	$(603,270)	$(351,532)	$(7,927,989)

BASIC LOSS PER COMMON SHARE	$(0.007)	$(0.005)	$(0.008)	$(0.009)	$(0.75)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	74,216,852	41,249,763	74,582,002	41,000,128	10,594,885

The accompanying notes are an integral part of these financial statements.

Page - 5

Camelot Entertainment Group, Inc.
Statement of Cash Flows
(Unaudited)

					Cummulative from
	For the three months		For the six months		October 12, 1999
	ended June 30,		ended June 30,		(Inception ) to
	2005	2004	2005	2004	June 30, 2005
OPERATING ACTIVITIES

Net (loss) income for the period	$(486,174)	$(219,851)	$(603,270)	$(351,532)	$(7,927,989)
Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:
Value of options expensed					351,000
Gain on extinguishment of debt					(255,500)
Depreciation					3,997
Amortization of deferred compensation					1,538,927
Common stock issued for debt					40,000
Common stock issued for services	384,843	530,500	384,843	533,500	1,672,843
Common stock issued for expense reimbursement	55,462	-	55,462		77,513
Common stock issued for technology					19,167
Impairment of investments in other companies					710,868
Impairment of assets					2,628,360
Prepaid services expensed	385		-		529,038
Expenses paid through notes payable proceeds					66,489
Loss on disposal of property and equipment					5,854
Change in assets and liabilities:
(Increase) decrease in other current assets			(9,615)		(9,615)
Increase (decrease) in accounts payable & accrued liabilities	(20,351)	(8)	(27,825)	(7)	168,173
Increase (decrease) in due to officers	(87,500)	(350,000)		(262,500)	-
Net Cash provided (used) by operating activities	$(153,335)	$(39,359)	$(200,405)	$(80,539)	$(380,875)

Cash flows from investing activities:
Purchase of fixed assets					(6,689)
Cash provided (used) from investing activities	-	-	-	-	(6,689)

Cash flows from financing activities:
Contributed capital					25,500
Advances from affiliate/shareholder loans for cash flow	(46,546)				127,487
Advances from affiliate/shareholder loans for trade show	200,013		200,013		200,013
Proceeds from issuance of common stock		47,670		88,850	30,835
Increase (decrease) in notes payable					4,477
Cash provided (used) in financing activities	153,467	47,670	200,013	88,850	388,312

Increase in cash	132	8,311	(392)	8,311	748
Cash at beginning of period	616	-	1,140	-	-
Cash at end of period	$748	$8,311	$748	$8,311	$748

The accompanying notes are an integral part of these financial statements.

Page - 6

Camelot Entertainment Group, Inc.
Statement of Cash Flows
(Unaudited)
(continued)

					Cumulative from
	For the three months		For the six months		12-Oct-99
	ended June 30,		ended June 30,		(Inception ) to
	2005	2004	2005	2004	30-Jun-05
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$0	$0	$0	$0	$31,000
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for property and equipment	$0	$0	$0	$0	$1,153,162
Issuance of common stock for licensed technology	$0	$0	$0	$0	$938,000
Purchase of treasury stock in exchange for property	$0	$0	$0	$0	$2,400

Issuance of common stock for debt	$0	$0	$0	$0	$40,000

and technology
Purchase of licensed technology for debt to seller	$0	$0	$0	$0	$250,000
Issuance of common stock for prepaid and other assets	$0	$0	$0	$0	$1,726
Prepayment of services for common stock	$0	$0	$0	$0	$2,046,000
Investments in other companies	$0	$0	$0	$0	$710,000
Conversion of debt to common stock	$0	$0	$0	$0	$225,500
Forgiveness of debt by stockholder	$0	$0	$0	$0	$31,489
Decrease (Increase) of subscription receivable for advances	$0	$(91,466)	$0	$47,670	$0

The accompanying notes are an integral part of these financial statements.

Page - 7

Camelot Entertainment Group, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						(Deficit)
						Accumulated
	Common Stock		Treasury Stock		Additional	During
					Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance, October 12, 1999	-	-	-	-	-	-	-	-	-
Issuance of shares for cash at $.02 per share	1,000,000	1,000	-	-	19,000	-	-	-	20,000
Issuance of shares for services at $.02 per share	2,600,000	2,600	-	-	49,400	-	-	-	52,000
Issuance of shares for expense reimbursement	834,569	835	-	-	15,856	-	-	-	16,691
at $.02 per share
Net (loss)	-	-	-	-	-	-66,796	-	-	-66,796
Balance, December 31, 1999	4,434,569	4,435	-	-	84,256	-66,796	-	-	21,895

Issuance of shares for conversion of notes	1,000,000	1,000	-	-	19,000	-	-	-	20,000
payable at $.02 per share
Issuance of shares for services at $.02 per share	750,000	750	-	-	14,250	-	-		15,000
Issuance of shares for cash at $1.00 per share	10,835	11	-	-	10,824	-	-	-	10,835
Issuance of shares for conversion of notes	15,000	15	-	-	14,985	-	-	-	15,000
payable at $1.00 per share
Issuance of shares for expense reimbursement	4,630	4	-	-	4,626	-	-	-	4,630
at $1.00 per share
Issuance of shares for services at $1.00 per share	107,000	107	-		106,893	-	-	-	107,000
Investment in other companies by issuance	710,000	710	-	-	709,290	-	-	-	710,000
of shares at $1.00 per share
Issuance of shares for prepaid services at	195,000	195	-		194,805	-	-	-	195,000
at $1.00 per share
Issuance of shares for deferred compensation	89,000	89	-	-	88,911	-	-	-	89,000
to officers, directors and controlling parties
at $1.00 per share	-	-	-	-	-	-	-	-89,000	-89,000
Deferred compensation expensed								21,920	21,920
Net (loss)	-	-	-	-	-	-954,329	-	-	-954,329
Balance, December 31, 2000	7,316,034	7,316	-	-	1,247,840	-1,021,125	-	-67,080	166,951

Issuance of shares for expense reimbursement	1,248	1	-	-	5,616	-	-	-	5,617
Issuance of shares for prepaid services	337,208	337	-	-	400,407	-	-	-	400,744
Property & equipment lease by issuance of shares	1,000,000	1,000	-	-	1,149,000	-	-	-	1,150,000
Licensed technology by issuance of shares	2,270,000	2,270	-	-	35,730	-	-	-	38,000
Issuance of shares for deferred compensation	1,122,944	1,123	-	-	1,297,229	-	-	-	1,298,352
to officers, directors and related parties	-	-	-	-	-	-	-	-1,298,352	-1,298,352
Issuance of shares for developed	16,667	17	-	-	19,150	-	-	-	19,167
technology expensed
Forgiveness of debt by shareholder	-	-	-	-	31,489	-	-	-	31,489
Related party services paid for by shareholder	-	-	-	-	25,500	-	-	-	25,500
Deferred compensation expensed	-	-	-	-	-	-	-	315,423	315,423
Net (loss)	-	-	-	-	-	-1,875,683	-	-	-1,875,683
Balance at December 31, 2001	12,064,101	12,064	-	-	4,211,961	-2,896,808	-	-1,050,009	277,208

Issuance of shares for deferred compensation	-	-	-	-	-	-	-	-	-
to officers, directors and related parties	-	-	-	-	-	-	-	-	-
Issuance of shares for services	1,207,500	1,208	-	-	150,367	-	-	-151,575	-
Licensed technology by issuance of shares	3,000,000	3,000	-	-	897,000	-	-	-	900,000
Deferred compensation expensed	-	-	-	-	-	-	-	-	-
Purchase of treasury stock in exchange			-1,500,000	-1,500	-				-1,500
for licensed technology	-	-	-	-	-	-	-	-	-
Purchase of treasury stock in exchange	-	-	-900,000	-900	900	-	-	1,201,584	1,201,584
for capital lease	-	-	-	-	-	-	-	-	-
Net (loss)	-	-	-	-	-	-3,000,982	-	-	-3,000,982
Balance at December 31, 2002	16,271,601	16,272	-2,400,000	-2,400	5,260,228	-5,897,790	-	-	-623,690

Issuance of shares for debt	20,000,000	20,000	-	-	204,296	-	-	-	224,296
Retirement of treasury shares	-2,400,000	-2,400	2,400,000	2,400		-	-	-	-
Cancellation of shares previously issued	-15,168	-15	-	-	15	-	-	-	-
Net (loss)	-	-	-	-	-	-161,652	-	-	-161,652

Balance at December 31, 2003	33,856,433	33,857	-	-	5,464,539	-6,059,442	-	-	-561,046

Shares issued for services	100,000	100	-	-	2,900	-	-	-	3,000
Shares issued for financing	6,791,287	6,791	-	-	196,948	-	-	-	203,739
Subscriptions receivable for financing agreement	-	-	-	-	-	-	-116,069	-	-116,069
Net (loss) for the three months ended March 31, 2004	-	-	-	-	-	-131,681	-	-	-131,681
Balance at March 31, 2004	40,747,720	40,748	-	-	5,664,387	(6,191,123.00)	(116,069)	-	(602,057)
Shares issued for payables	15,548,051	15,548	-	-	421,952	-	-	-	437,500
Share issued for services	850,000	850	-	-	92,150	-	-	-	93,000

The accompanying notes are an integral part of these financial statements.

Page - 8

Camelot Entertainment Group, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(continued)

(Deficit)
Accumulated
Common Stock		Treasury Stock		Additional	During
				Paid-In	Development	Subscription	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Share issued for financing	-	4,637,867	4,638	-	-	134,498	-	-	-	139,136

Subscriptions received for financing agreement	-	-	-	-	-	-	-	(91,466)	-	(91,466)

Net (loss) for the three months ended June 30, 2004	-	-	-	-	-	-	(219,851)	-	-	(219,851)
Balance at June 30, 2004	-	61,783,638	61,784	-	-	6,312,987	(6,410,974)	(207,535)	-	(243,738)

Net (loss) for the three Months ended Sept 30, 2004	-	-	-	-	-	-	(119,806)	-	-	(119,806)

Balance at September 30, 2004	-	61,783,638	61,784	-	-	6,312,987	(6,530,780)	(207,535)	-	(363,544)

Balance at December 31, 2004	-	74,951,209	74,952	-	-	7,408,347	(7,324,719)	(258,072)	-	(99,492)

Net (loss) for the three Months ended Mar 31, 2005	-	-	-	-	-	-	(117,096)	-	-	(117,096)

Balance at March 31, 2005		74,951,209	74,952	$ -	$ -	7,408,347	(7,441,815)	(258,072)	$ -	(216,588)

Totals		74,951,209	$74,952	-	0	7,408,347	(7,441,815)	($258,072)		(216,588)

Shares issued for		4,000,000	4,000	-	0	191,000	-	-	-	-
consulting services

Shares issued for		2,276,033	2,276	-	0	187,568	-	-	-	-
officers salaries

Shares issued to		1,848,722	1,849	-	0	53,613	-	-	-	-
Eagle for reimbursed
Net Loss							(486,174)	-
Subtotals for 2nd quarter		8,124,755	8,125	-	-	432,180	-	-	-	-

Balance at June 30, 2005		83,075,965	83,077	-	-	7,840,527	(7,927,989)	($258,072)		(262,457)

The accompanying notes are an integral part of these financial statements.

Page - 9

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2005

1.	ORGANIZATION AND BASIS OF PRESENTATION

Camelot Entertainment Group, Inc. (the Company), a Delaware corporation, which develops, produces, markets and distributes motion pictures, was originally incorporated with the intention of providing services and resources to entrepreneurs looking to launch novel products and ventures worldwide in exchange for an interest in the startup ventures.

The Company’s activities since inception have consisted of raising capital, recruiting a management team and entering into ventures and alliances with Affiliates. The Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. As of December 31, 2002, the Company had written-off all of its investments due to impairments in the carrying value of the assets. Since inception, impairment of investments in other companies and of long-lived assets accounts for approximately 51% of the Company’s net losses.

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

Basis Of Presentation

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and in accordance with current securities regulations. These unaudited financial statements have been reviewed by our independent auditors. These financial statements reflect all adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2004. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

Page - 10

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

Loss Per Common Share

The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at June 30, 2005.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. While Eagle has advanced the Company $208,928 during the second quarter of 2005, it appears unlikely that such funding will be enough to implement the Company's Plan of Operation during the remaining six months of 2005 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. COMMITMENTS AND CONTINGENCIES

The Company is delinquent on obligations to various vendors. Accounts payable and accrued expenses balances over 90 days past due as of June 30, 2005 was $72,807. The Company believes it has identified and accrued for all valid claims from creditors, consultants, stock option adjustments and vendors. Although there have been no specific disputes over these matters and related amounts, these third parties may assert additional claims as the Company attempts to settle all past due obligations.

The Company also has a non-dilution commitment with an Affiliate to issue 20% of all newly issued common shares to the Affiliate in exchange for funding cash flow deficits over the period specified in the agreement. The Company has issued 1,848,722 common shares to the Affiliate during the second quarter of 2005 under the agreement.

Page - 11

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2005

5. ADVANCES FROM AFFILIATE

During the second quarter of 2005, the Company had not issued common shares to Affiliate for cash advances of $200,013 which were not covered under an agreement in which the Affiliate must fund the Company’s cash flow deficits over the period specified in the agreement. These advances were for additional expenses incurred by the Company in connection with the 2005 Cannes Film Festival and other related expenses.

6. DUE TO OFFICERS

As of June 30, 2005, the Company issued stock to companies owned by officers for services provided during the six-month period ending, June 30, 2005. As of June 30, 2005, no amounts were due to officers for salaries.

7. COMMON STOCK

The company issued 911,459 shares of restricted common stock at a market value of $87,500 for the first quarter 2005 services by CEO, Robert P. Atwell and acting CFO, Jane Olmstead. A total of 1,364,575 restricted common shares at a market value of $104,166 were issued for second quarter 2005 services by the CEO, current CFO George Jackson, and Jane Olmstead.

The company issued 4,000,000 shares of restricted common stock at a market value of $195,000 for the second quarter for professional services rendered by consultants to the company. George Jackson, Craig Kitchens, Chris Davis and Kaye Dyal were each issued 1,000,000 shares accounting for the 4,000,000 shares issued.

The company issued 1,848,722 shares of restricted common stock at a market value of $55,462 to Eagle Consulting Group, Inc. for expenses paid for operations of CMEG.

The company issued a total of 8,124,756 shares of restricted common stock during the second quarter of 2005 at a market value of $440,305.

Page - 12

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2005

8. STOCK OPTIONS

The Company had an agreement with Corporate Awareness Professionals, Inc. (“CAP”), which in part provided for the initial purchase of 1,675,000 shares of its $.001 par value common stock, through options priced at $0.15 per share, for $251,250. CAP also had the option to purchase an additional 1,000,000 shares at $0.50 per share for $500,000. Upon purchasing those shares, CAP would have obtained the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $0.50 per share. If CAP had exercised all its options, it would have purchased 2,775,000 total shares for $801,250. All of the options were exercisable until the expiration of the term of the CAP agreement. All options have expired as of June 30, 2005.

9. RELATED PARTY TRANSACTIONS

On March 30, 2003, the Company entered into an agreement with an Affiliate whereby the Company will issue 20% of its outstanding common shares in exchange for services and advances. Shares were issued during the second quarter of 2005 for principal advances of $55,462. The Affiliate paid $208,928 in expenses on behalf of the Company during the second quarter of 2005. The amount owed to the affiliate as of June 30, 2005 is $200,013.

Page - 13

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

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. The Company has estimated a $2,450,000 deferred income tax asset related to net operating loss carry forwards and other book/tax differences at June 30, 2005. Management determined that because the Company has yet to generate taxable income, and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

The Company has acquired certain technology and licenses. Prior to January 1, 2004, the Company determined that the value of these acquired assets was impaired and has provided an impairment allowance for the full purchase price of these assets. The impairment amount charged to operations in prior years was $3,113,206.

Critical Accounting Policies

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company's financial condition and results of operations, and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

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

Page - 14

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

The commercial potential of individual motion pictures varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of our income or loss. However, the likelihood that we would report losses, particularly in the year of a motion picture’s release, is increased by the industry’s method of accounting, which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture could not recover our capitalized costs. On the other hand, the profit of a profitable motion picture must be deferred and recognized over the entire revenue stream generated by that motion picture. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on our release schedule, the timing of advertising campaigns and the relative performance of individual motion pictures.

Page - 15

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

Page - 16

Capital Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances from April 1, 2005 to June 30, 2005 total $208,928 including interest. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

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

The Company entered into an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. Eagle has advanced the Company an amount of funds in the second quarter of 2005, and it appears unlikely that such funding should be enough to meet all of the Company's cash requirements for the remaining quarters in 2005. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Page - 18

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

Page - 19

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

Secondly, and perhaps equally important, we believe that without a large volume of product in the pipeline, the alternatives to using an outside distributor are few, and rarely result in large, predictable inflows of cash. For instance, if an independent producer has a single picture budgeted at $5 million; it is generally economically impractical to establish an in-house distribution department with the limited mission of directly marketing that one film. At the same time, we believe that volume purchasers of motion picture product, including studios, cable outlets, home video companies and other buyers with large needs for product, require a dependable source of multiple pictures. The one-picture or two-picture production company simply can’t meet these needs, making it more efficient for buyers to deal with an agent or sub-distributor, in our opinion. Our planned combination of high-volume and high-quality motion pictures stands to change these economics, making in-house distribution an essential element of our strategy.

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

Page - 20

QUARTER ENDED JUNE 30, 2005 COMPARED TO QUARTER ENDED JUNE 30, 2004 AND THREE MONTHS ENDED June 30, 2004 and 2005.

The Company did not generate any revenue during the three months ended June30, 2005 or the six months ended June 30, 2005.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $4,695,696 of general and administrative expenses since its inception. General and administrative expenses were $486,174 for the three months ended June 30, 2005, respectively, compared to $219,851 for the three months ended June 30, 2004. General and administrative expenses were $603,270 for the six months ended, June 30, 2005 compared to $351,532 for the six months ended June 30, 2004. Increases due mainly to the $152,244 of expenses incurred during the Cannes Film Festival in May 2005 and the $195,000 of consulting expenses incurred during the second quarter of 2005.

The general and administrative expenses for the three months ended June 30, 2005 were primarily comprised of $102,343 of officer compensation, $2,748 in shareholder relation expenses which included stock transfer fees, $203,445 of professional services, accounting, legal expenses and compliance expenses, $2,469 in local travel expenses and trade show seminars, $6,401 in dues and subscriptions and other expenses of $2,919, for corporate filing fees for new subsidiaries, office rent of $11,907 and miscellaneous General and Administrative expenses of $1,698. Additionally, $152,244 in expenses related to the Cannes Film Festival were incurred during the second quarter of 2005, $30,002 for advertising, $84,258 in public relations and other marketing costs, $34,124 in travel and entertainment costs and $3,860 in printing costs. These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

Total General and Administrative expenses of $486,174 are for the three months ended June 30, 2005.

 Travel expenses and fees for dues and subscriptions to professional entertainment business organizations were incurred during the six months ended June 30, 2005 and were not incurred during the same period ended 2004. The expenses were incurred as a result of the Company’s assertive efforts to network with entertainment professionals that could assist in further developing the progress of the plan of operation. (Trip to ShoWest, NAB, and planning for trip to Cannes Film Festival)

Travel & entertainment, marketing, public relations, printing and advertising costs for the Cannes Film Festival in France were incurred during the six month period ended, June 30, 2005 and were not incurred during the same period of 2004. The expenses were incurred as a result of the Company’s assertive efforts to develop a network of entertainment professionals to develop film projects for the company.

Professional services rendered by financial, film directors, producers and distributors were incurred during the six month period ended, June 30, 2005 and were not incurred during the same period of 2004. The expenses were incurred as a result of the Company’s efforts to develop a working management team to assist in completing the operation plan for the company.

LIQUIDITY AND CAPITAL RESOURCES

We have no history of operations as a film production and distribution company. We believe that, due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. This quarter, Eagle has advanced the Company a total, including interest, of $208,928 and $255,474 for the six month period ended, June 30, 2005. The funding commitment from Eagle should cover all of our operating expenses for the remaining six months of 2005.

Page - 21

In addition, we have entered into an agreement with Corporate Awareness Professionals, Inc. (“CAP”), which in part provided for the initial purchase of 1,675,000 shares of our $.001 par value common stock through options priced at $0.15 per share for $251,250. In addition, CAP had the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP had the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP had exercised all its options, it should have purchased 2,775,000 total shares for $801,250. As of the date of this quarterly report, CAP had not exercised any of its options. All options have expired as of June 30, 2005.

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

  As of June 30, 2005, we have an accumulated deficit of $7,927,989 all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. There can be no assurance that our management will be successful in managing the Company as a motion picture production, distribution and marketing concern.

We expect to have a need for Additional Financing

  As of June 30, 2005, we had a working capital deficit of $262,457. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

Page - 22

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

Page - 23

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

Page - 24

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

Page - 25

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

The Chairman next stated that, in accordance with the agreements, letters of intent and other assurances between the Company and Robert P. Atwell, including companies controlled and or owned by Mr. Atwell or his affiliates, collectively (“Atwell”), the Company shall need to issue to Atwell 5,100,000 shares of Series A Preferred Stock at a par value of $.001 per share and 5,100,000 shares of Series B Preferred Stock at a par value of $.001 per share. Upon a motion duly made and seconded, and following a discussion, the following resolutions were unanimously passed.

On June 29, 2005, at 1:30pm PST, via telephone conference a special meeting of the board of directors was held to issue shares of common stock for accrued officer compensation, issue shares of common stock to various consultants performing services for the company and to Eagle Consulting Group for providing capital for continuing operations of the company.

It was Resolved that the company owed its officers $191,666 in accrued compensation. First quarter accrued compensation of $87,500 and second quarter accrued compensation of $104,166. The company issued a total of 911,459 restricted common shares at a market value of $87,500 for the first quarter of 2005 services and a total of 1,364,575 restricted common shares at a market value of $102,343 for second quarter 2005 services. The total shares issued for compensation of officers for the first and second quarter of 2005 was 2,276,034 shares.

It was Resolved that the Board authorized the company to issue 651,042 shares of the Company’s $.001 par value common stock to Robert Atwell for services during the first quarter of 2005.

It was Resolved that the Board authorized the company to issue 833,333 shares of the Company’s $.001 par value common stock to Robert Atwell for services during the second quarter of 2005.

It was Resolved that the Board authorized the company to issue 260,417 shares of the Company’s $.001 par value common stock to Jane Olmstead for services during the first quarter of 2005.

It was Resolved that the Board authorized the company to issue 86,602 shares of the Company’s $.001 par value common stock to Jane Olmstead for services during the second quarter of 2005.

It was Resolved that the Board authorized the company to issue 444,440 shares of the Company’s $.001 par value common stock to George Jackson for services during the second quarter of 2005.

In the efforts to build a management team the company issued stock to the new management team.

It was Resolved that George Jackson, H K Dyal, Chris Davis and Craig Kitchens would each receive 1,000,000 shares of the Company’s $.001 par value common stock for consulting services provided during the second quarter of 2005.

The Chairman next stated that in accordance with the agreement with Eagle Consulting Group, Inc. and the Company, upon issuance of the above shares, there will be a total of 81,227,243 shares outstanding, resulting in 16,245,449 total shares due to Eagle Consulting Group, Inc. as of June 30, 2005. Eagle Consulting Group, Inc. had previously been issued 14,396,727 shares, leaving a balance of 1,848,722 shares to be issued. The Company determined that the price per share in connection herewith would be .03, based upon the original agreed upon price. With this issuance of shares to Eagle Consulting Group, Inc., there will be a total common stock of 83,075,964 shares, issued, and outstanding. Upon a motion duly made and seconded, and following a discussion of other business matters, and the above June 29, 2005 resolutions were unanimously passed.

Page - 26

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

Page - 27

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

/S/ ROBERT P. ATWELL
Robert P. Atwell
Chief Executive Officer

/S/ GEORGE JACKSON
George Jackson
Chief Financial Officer

August 15, 2005

Page - 28

EXHIBIT 31

Page - 29

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

Date: August 15, 2005

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer

Page - 30

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

Date: August 15, 2005

/s/ GEORGE JACKSON
George Jackson
Chief Financial Officer

Page - 31

EXHIBIT 32

Page - 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Camelot Entertainment Group, Inc, a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), we, Robert P. Atwell, Chief Executive Officer of the Company and George Jackson, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer
August 15, 2005

/s/ GEORGE JACKSON
George Jackson
Chief Financial Officer
August 15, 2005

Page - 33