Form 10QSB
period 2005-09-30
Camelot Entertainment Group, Inc.
filed 2005-11-15
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

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
Yes ☒ No ☐

As of September 30, 2005, the Registrant had outstanding 83,075,965 shares of Common Stock, $0.001 par value.

Page - 1

CAMELOT ENTERTAINMENT GROUP, INC.
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Balance Sheet as of September 30, 2005

Statements of Operation for the three and nine months ended September 30, 2005 and 2004

Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2005 and 2004

Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004

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
Signatures:

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

Page - 3

Camelot Entertainment Group, Inc.
Balance Sheet

September 30,
2005
ASSETS	(Unaudited)
Current Assets
Cash	$523
Prepaid Expenses	18,615

Total Current Assets	19,138

Investments
-
Scripts Costs	12,400

Subtotal	12,400

Total Assets	$31,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and accured liabilities	$156,508

Stockholder advances	264,512

Total Current Liabilities	421,020

Total Liablilities	421,020

Stockholders' Equity
Common Stock; Par Value $.001 Per Share; Authorized
150,000,000 Shares; 83,075,964 Shares
Issued and Outstanding.	83,077
Subscription Receivable	(258,072)

Capital in Excess of Par Value	7,840,527
Deficit Accumulated During the Development Stage	(8,055,014)

Total Stockholders' Equity	(389,482)

Total Liabilities and Stockholders' Equity	$31,538

The accompanying notes are an integral part of these financial statements.

Page - 4

Camelot Entertainment Group, Inc.
Statement of Operations
(Unaudited)

					From
					Inception on
					April 21, 1999
	For the Three Months Ended		For the Nine Months Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004	2005

REVENUE	$-	$-	$-	$-	$58,568

Total Revenue	$-	$-	$-	$-	$58,568

EXPENSES
Costs of services					95,700
Sales and Marketing		-			53,959
Research & Development		-			252,550
General & Administrative	127,024	119,806	730,295	471,338	4,822,721
Impairment of assets					2,402,338
Impairment of investments in
other companies					710,868

Total Expenses	127,024	119,806	730,295	471,338	8,338,136

NET OPERATING LOSS	(127,024)	(119,806)	(730,295)	(471,338)	(8,279,568)

OTHER INCOME (EXPENSES)

Interest (Expense)			-	-	(9,294)
Other income (expense)	-	-	-	-	(21,652)
Gain on extinguishment of debt	-	-	-	-	255,500

Total Other Income (Expenses)	-	-	-	-	224,554

NET LOSS	$(127,024)	$(119,806)	(730,295)	(471,338)	$(8,055,014)

BASIC LOSS PER COMMON SHARE	$(0.002)	$(0.002)	(0.01)	(0.01)	$(0.76)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	83,075,965	61,783,638	83,075,965	48,004,095	10,594,885

The accompanying notes are an integral part of these financial statements.

Page - 5

Camelot Entertainment Group, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						(Deficit)
						Accumulated
	Common Stock		Treasury Stock		Additional	During
					Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance, October 12, 1999	0								0
Issuance of shares for cash at $.02 per share	1,000,000	1,000			19,000				20,000
Issuance of shares for services at $.02 per share	2,600,000	2,600			49,400				52,000
Issuance of shares for expense reimbursement	834,569	835			15,856				16,691
at $.02 per share									0
Net (loss)						-66,796			-66,796

Balance, December 31, 1999	4,434,569	4,435	0	0	84,256	-66,796	0	0	21,895

Issuance of shares for conversion of notes	1,000,000	1,000			19,000				20,000
payable at $.02 per share									0
Issuance of shares for services at $.02 per share	750,000	750			14,250				15,000
Issuance of shares for cash at $1.00 per share	10,835	11			10,824				10,835
Issuance of shares for conversion of notes	15,000	15			14,985				15,000
payable at $1.00 per share									0
Issuance of shares for expense reimbursement	4,630	4			4,626				4,630
at $1.00 per share									0
Issuance of shares for services at $1.00 per share	107,000	107			106,893				107,000
Investment in other companies by issuance	710,000	710			709,290				710,000
of shares at $1.00 per share									0
Issuance of shares for prepaid services at	195,000	195			194,805				195,000
at $1.00 per share									0
Issuance of shares for deferred compensation	89,000	89			88,911				89,000
to officers, directors and controlling parties									0
at $1.00 per share								-89,000	-89,000
Deferred compensation expensed								21,920	21,920
Net (loss)						-954,329			-954,329

Balance, December 31, 2000	7,316,034	7,316	0	0	1,247,840	-1,021,125	0	-67,080	166,951

Issuance of shares for expense reimbursement	1,248	1			5,616				5,617
Issuance of shares for prepaid services	337,208	337			400,407				400,744
Property & equipment lease by issuance of shares	1,000,000	1,000			1,149,000				1,150,000
Licensed technology by issuance of shares	2,270,000	2,270			35,730				38,000
Issuance of shares for deferred compensation	1,122,944	1,123			1,297,229				1,298,352
to officers, directors and related parties								-1,298,352	-1,298,352
Issuance of shares for developed	16,667	17			19,150				19,167
technology expensed									0
Forgiveness of debt by shareholder					31,489				31,489
Related party services paid for by shareholder					25,500				25,500
Deferred compensation expensed								315,423	315,423
Net (loss)						-1,875,683			-1,875,683

Balance at December 31, 2001	12,064,101	12,064	0	0	4,211,961	-2,896,808	0	-1,050,009	277,208

Issuance of shares for deferred compensation									0
to officers, directors and related parties									0
Issuance of shares for services	1,207,500	1,208			150,367			-151,575	0
Licensed technology by issuance of shares	3,000,000	3,000			897,000				900,000
Deferred compensation expensed									0
Purchase of treasury stock in exchange			-1,500,000	-1,500					-1,500
for licensed technology									0
Purchase of treasury stock in exchange			-900,000	-900	900			1,201,584	1,201,584
for capital lease									0
Net (loss)						-3,000,982			-3,000,982

Balance at December 31, 2002	16,271,601	16,272	-2,400,000	-2,400	5,260,228	-5,897,790	0	0	-623,690

Issuance of shares for debt	20,000,000	20,000			204,296				224,296
Retirement of treasury shares	-2,400,000	-2,400	2,400,000	2,400					0
Cancellation of shares previously issued	-15,168	-15			15				0
Net (loss)						-161,652			-161,652

Balance at December 31, 2003	33,856,433	33,857	0	0	5,464,539	-6,059,442	0	0	-561,046

Shares issued for services	100,000	100			2,900				3,000
Shares issued for financing	6,791,287	6,791			196,948				203,739
Subscriptions receivable for financing agreement	0	0					-116,069		-116,069
Net (loss) for the three months ended March 31, 2004	0	0				-131,681			-131,681
Balance at March 31, 2004	40,747,720	$40,748	$0	$0	$5,664,387	(6,191,123.00)	($116,069)	$0	($602,057)
Share issued for services	24,009,000	24,009			1,085,500				1,109,509

Share issued for financing	7,604,562	7,605	0	0	221,460		(316,003)		(86,938)
Advances offset sub a/r							174,000		174,000
Shares issued for debt	1,000,000	1,000	0	0	39,000				40,000

Shares issued for amt due	1,589,927	1,590	0	0	47,000				48,590
Value of option exercised					351,000				351,000
Net (loss)						(1,161,756)			(1,161,756)
						(88,936)

Balance at March 31, 2005	74,951,209	74,952	$0	$0	7,408,347	(7,441,815)	(258,072)	$0	(216,588)

Totals	74,951,209	$74,952	0	0	7,408,347	(7,441,815)	($258,072)		(216,588)

Shares issued for	4,000,000	4,000	0	0	191,000	0
consulting services

Shares issued for	2,276,033	2,276	0	0	187,568	0
officers salaries

Shares issued to	1,848,723	1,849	0	0	53,613	0
Eagle for reimbursed
Net Loss						(486,174)
Subtotals for 2nd quarter	8,124,756	8,125	0	0	432,180	0

Balance at June 30, 2005	83,075,965	83,077	0	0	7,840,527	(7,927,989)	($258,072)		(262,457)

Net Loss						$(127,024)
Balance at Sept 30, 2005	83,075,965	83,077	0	0	7,840,527	$(8,055,014)	($258,072)		(262,457)

Page - 6

Camelot Entertainment Group, Inc.
Statement of Cash Flows
(Unaudited)

			From
			Inception on
			April 21, 1999
	For the Nine Months Ended		through
	September 30,	September 30,	September 30,
	2005	2004	2005

OPERATING ACTIVITIES

Net (loss) income for the period	$(730,295)	$(471,338)	$(8,055,014)

Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation			3,997
Amortization of deferred compensation	-	-	1,538,927
Common Stock issued for debt			-
Common Stock issued for services	384,843	533,500	1,672,843
Common Stock issued for expenses reimbursement	55,462		77,513
Common Stock issued for technology			19,167
Impairment of investments in other companies	-		710,868
Impairment of assets			2,628,360
Prepaid services expensed	-		529,038
Expenses paid through notes payable proceeds	0	0	66,489
Loss on disposal of property and equipment			5,854

Change in assets and liabilities:
(increase) decrease in other current assets	(18,615)		(18,615)
Increase (decrease) in accounts payable & other a/p	55,876	(3,608)	246,344
Increase (decrease) in due to officers	-	(175,000)	-
Net Cash provided (used) by operating activities	(252,729)	(116,446)	(478,729)

Cash flows from investing activities:
Purchase of fixed assets			$(6,689)
Purchase of assets-Script Costs	(12,400)		12,400
Cash provided (used) from investing activities	(12,400)		$(19,089)

Cash flows from financing activities:
Contributed capital			25,500
Advanced from affiliate/shareholder loans for cash flow	264,512	28,790	437,529
-
Proceeds from issuance of common stock		88,850	30,835
Incease (decrease) in notes payable			4,477

Cash provided (used) in financing activities	252,112	117,640	498,341

Increase (decrease) in cash	(617)	1,194	523

Cash at beginning of period	1,140	-	-

Cash at the end of the period	523	1,194	523

The accompanying notes are an integral part of these financial statements.

Page - 7

Camelot Entertainment Group, Inc.
Statement of Cash Flows
(Unaudited)
(continued)

			From
			Inception on
			April 21, 1999
	For the Nine Months Ended		through
	September 30,	September 30,	September 30,
	2005	2004	2005
Supplemental Cash Flow Information

Interest Paid	0	0	$31,000

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Issuance of common stock for
property and equipment	0	0	$1,153,162

Issuance of common stock
for licensed technology	0	0	938,000

Purchase of Treasury Stock	0	0	2,400

Issuance of common stock
for debt	0	0	40,000

Purchase of licensed technology
for debt to seller	0	0	250,000

Issuance of common stock for prepaid
and other assets	0	0	1,726

Prepayment of services for
common stock	0	0	2,046,000

Investments in other
companies	0	0	710,000

Conversion of debt to
common stock	0	0	225,500

Forgiveness of debt by
stockholder	0	0	31,489

The accompanying notes are an integral part of these financial statements.

Page - 8

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

1.	ORGANIZATION AND BASIS OF PRESENTATION

Camelot Entertainment Group, Inc. (the Company), a Delaware corporation, which develops, produces, markets and distributes motion pictures, was originally incorporated with the intention of providing services and resources to entrepreneurs looking to launch novel products and ventures worldwide in exchange for an interest in the startup ventures.

The Company’s activities since inception have consisted of raising capital, recruiting a management team and entering into ventures and alliances with Affiliates. The Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. As of December 31, 2002, the Company had written-off all of its investments due to impairments in the carrying value of the assets. Since inception, impairment of investments in other companies and of long-lived assets accounts for approximately 43% of the Company’s net losses.

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

Page - 9

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

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

Loss Per Common Share

The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at September 30, 2005.

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

Page - 10

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. While Eagle has advanced the Company $64,539 during the third quarter of 2005, it appears unlikely that such funding will be enough to implement the Company's Plan of Operation during the remaining three months of 2005 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. COMMITMENTS AND CONTINGENCIES

The Company is delinquent on obligations to various vendors. Accounts payable and accrued expenses balances over 90 days past due as of September 30, 2005 was $69,807. The Company believes it has identified and accrued for all valid claims from creditors, consultants, stock option adjustments and vendors. Although there have been no specific disputes over these matters and related amounts, these third parties may assert additional claims as the Company attempts to settle all past due obligations.

The Company also has a non-dilution commitment with an Affiliate to issue 20% of all newly issued common shares to the Affiliate in exchange for funding cash flow deficits over the period specified in the agreement. The Company has not issued shares this quarter to this Affiliate, during the second quarter it issued 1,848,723 shares to the Affiliate.

Page - 11

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

5. ADVANCES FROM AFFILIATE

During the third quarter of 2005, the Company had not issued common shares to Affiliate. The Affiliate’s cash advances for the third quarter of $64,539 were covered under an agreement in which the Affiliate must fund the Company’s cash flow deficits over the period specified in the agreement. These advances were for general and administrative costs, cost of screenplays and prepaid exhibitors space for the quarter.

6. DUE TO OFFICERS

As of September 30, 2005, $87,500 was due to officers for salaries during the third quarter. No other amounts are currently due.

7. COMMON STOCK

No common stock was issued during the third quarter of 2005.

The company issued a total of 8,124,756 shares of restricted common stock during the second quarter of 2005 at a market value of $440,305.

8. STOCK OPTIONS

The Company had an agreement with Corporate Awareness Professionals, Inc. (“CAP”), which in part provided for the initial purchase of 1,675,000 shares of its $.001 par value common stock, through options priced at $0.15 per share, for $251,250. CAP also had the option to purchase an additional 1,000,000 shares at $0.50 per share for $500,000. Upon purchasing those shares, CAP would have obtained the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $0.50 per share. If CAP had exercised all its options, it would have purchased 2,775,000 total shares for $801,250. All of the options were exercisable until the expiration of the term of the CAP agreement. All options have expired as of September 30, 2005.

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

The company paid $64,539 in expenses on behalf of the Company during the third quarter of 2005. The amount owed to the affiliate as of September 30, 2005 is $264,512. No shares were issued to the Affiliate during the third quarter of 2005.

Page - 12

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. The Company has estimated a $2,450,000 deferred income tax asset related to net operating loss carry forwards and other book/tax differences at September 30, 2005. Management determined that because the Company has yet to generate taxable income, and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

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

Page - 13

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

Page - 14

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

Page - 15

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

Capital Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances from January 1, 2005 to September 30, 2005 total $264,512 including interest. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

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

The Company entered into an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. Eagle has advanced the Company an amount of funds in the third quarter of 2005, and it appears unlikely that such funding should be enough to meet all of the Company's cash requirements for the remaining quarters in 2005. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Page - 16

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

Page - 17

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

Page - 18

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

Page - 19

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

Page - 20

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

Page - 21

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

QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2004 AND THREE MONTHS ENDED SEPTEMBER 30, 2004 and 2005.

The Company did not generate any revenue during the three months ended September 30, 2005 or the nine months ended September 30, 2005.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $4,822,721 of general and administrative expenses since its inception. General and administrative expenses were $127,024 for the three months ended September 30, 2005, respectively, compared to $119,806 for the three months ended September 30, 2004. General and administrative expenses were $730,295 for the nine months ended, September 30, 2005 compared to $471,338 for the nine months ended September 30, 2004. Increases due mainly to the $152,244 of expenses incurred during the Cannes Film Festival in May 2005 and the $195,000 of consulting expenses incurred during the second quarter of 2005. Increase in third quarter 2005 expenses, professional fees and services of $13,720.

The general and administrative expenses for the three months ended September 30, 2005 were primarily comprised of $87,500 of officer compensation, $2,383 in shareholder relation expenses which included stock transfer fees, $13,720 of professional services, accounting, legal expenses and compliance expenses, and other expenses of $1,175, $3,025 for corporate filing fees and taxes and miscellaneous General and Administrative expenses of $8,911. Additionally, $10,310 in public relations and other marketing costs, along with $12,400 in screenplay costs, which were capitalized. These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

Total General and Administrative expenses of $127,024 are for the three months ended September 30, 2005.

Professional services rendered by financial, film directors, screenplay fees, producers and distributors were incurred during the nine month period ended, September 30, 2005 and were not incurred during the same period of 2004. The expenses were incurred as a result of the Company’s efforts to develop a working management team to assist in completing the operation plan for the company.

LIQUIDITY AND CAPITAL RESOURCES

We have no history of operations as a film production and distribution company. We believe that, due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Page - 22

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. This quarter, Eagle has advanced the Company a total, including interest, of $64,539 and $320,013 for the nine month period ended, September 30, 2005. The funding commitment from Eagle should cover all of our operating expenses for the remaining three months of 2005.

In addition, we have entered into an agreement with Corporate Awareness Professionals, Inc. (“CAP”), which in part provided for the initial purchase of 1,675,000 shares of our $.001 par value common stock through options priced at $0.15 per share for $251,250. In addition, CAP had the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP had the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP had exercised all its options, it should have purchased 2,775,000 total shares for $801,250. As of the date of this quarterly report, CAP had not exercised any of its options. All options have expired as of September 30, 2005.

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

  As of September 30, 2005, we have an accumulated deficit of $8,055,014 all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. There can be no assurance that our management will be successful in managing the Company as a motion picture production, distribution and marketing concern.

Page - 23

We expect to have a need for Additional Financing

  As of September 30, 2005, we had a working capital deficit of $389,481. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

Page - 24

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

Page - 26

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

Page - 27

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

Page - 28

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

Page - 29

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

Page - 30

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

October 28, 2005

Page - 31

EXHIBIT 31

Certifications

Page - 32

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

Date: November 14, 2005

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer

Page - 33

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

Date: November 14, 2005

/s/ GEORGE JACKSON
George Jackson
Chief Financial Officer

Page - 34

EXHIBIT 32

Page - 35

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Camelot Entertainment Group, Inc, a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), we, Robert P. Atwell, Chief Executive Officer of the Company and George Jackson, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ ROBERT P. ATWELL
Robert P. Atwell
President and Chief Executive Officer
November 14, 2005

/s/ GEORGE JACKSON
George Jackson
Chief Financial Officer
November 14, 2005

Page - 36