Form 10KSB
period 2005-12-31
Camelot Entertainment Group, Inc.
filed 2006-04-17
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-30785

CAMELOT ENTERTAINMENT GROUP, INC.
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

The approximate aggregate market value of 20,841,935Common Stock shares held by non-affiliates of the Registrant, based on 93,649,589 total outstanding shares less 72,807,654 shares held by affiliates for a total of 20,841,935 non-affiliated shares at a market price of $.037, was $771,152 as of December 31, 2005. Total market value of all outstanding shares was $3,465,035 as of December 31, 2005.

On December 31, 2005, the Registrant had outstanding 93,649,589 shares of Common  Stock, $0.001 par value.
The Registrant's revenues for the year ended December 31, 2005 were $0.

DOCUMENTS INCORPORATED BY REFERENCE: SEE ITEM 13

Page - 1

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2005

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

Page - 2

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

HOME

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

From inception to December 31, 2005, the Company has had minimal revenues of $59,000 and has expensed 2005 operating costs and preferred stock issuances in the amount of $4,500,141 resulting in a cumulative net loss of $11,824,859 (including $224,000 in total other income/expense). Historically, the Company has had nominal cash resources and has been largely dependent on the direct financial support from a few shareholders, directors and officers along with limited revenue to pay for cash expenditures. In addition, the Company has been dependent on its officers, directors and certain key vendors accepting restricted common stock for their services.

In March 2003, the Company reached an agreement with The Corporate Solution, Inc., a Nevada based business consulting firm, resulting in Robert P. Atwell, President of The Corporate Solution, becoming President and Chief Executive Officer of the Company and Albert Golusin becoming Chief Financial Officer. Former President Rounsevelle Schaum and Director Jane Olmstead elected to remain on the Company's Board of Directors. All other directors and committee members either resigned or their term expired. On December 1, 2004, Al Golusin resigned as Chief Financial Officer and Jane Olmstead was appointed as interim Chief Financial Officer. George Jackson was appointed new Chief Financial Officer in April 2005. During the first quarter of 2006, Mike Ellis was appointed Chief Operating Officer and HK Dyal resigned as director of Camelot Entertainment Group, Inc.

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

Page - 4

The Business Model for Camelot Entertainment Group, Inc.

    The new management team developed a new business model for implementation during 2004 and continued to enhance its model during 2005. The plan attempts to combine the efficiencies realized by studios of the early 1900s, with the artistic focus and diversity of today's independent productions. Using this approach, the Company believes the risk-reward relationship facing the typical film project can be dramatically shifted. Three key ingredients of the business model are financial transparency, full-time annualized employment and employee revenue/stock ownership.

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

    We believe that only a fraction of the writers, directors, actors and other film production personnel actively seeking motion picture projects are successful in any given year. Similarly, we believe that only a small fraction of films in production in any given year will actually be released and an even smaller percentage will generate profits. As a result, it is our opinion that independent filmmakers are often willing to go to great lengths to get a picture made, sacrificing not only their current standard of living, but also their claim to potential profits made by the film. Despite these concessions, relatively few succeed. Our business model is intended to overcome these obstacles for writers, producers, directors, actors and other personnel that wish to actively participate in original motion picture projects and are willing to accept incentive and stock based compensation for a portion of their efforts, while still receiving full ompensation and benefits.
    We believe that our plan to create our motion pictures should succeed because our management team has worked extensively in all phases of motion picture production. In addition, we are actively seeking to bolster our management team with executives who have extensive experience in not only motion picture production, distribution and marketing, but also in television and other related fields. This combined experience led our management team to a number of beliefs upon which our business model for creating our product is founded. These key views are:

•	The manner in which development and pre-production activities are managed can have the largest impact on the quality, creative content and the cost of creating a motion picture.

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

Page - 5

HOME
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

Recent Developments

During 2004 and 2005, we began the process of implementing our business plan, including beginning the critical process of taking the initial steps which hopefully will result in us securing funding for the Company and our projects. Upon completion of our initial formal business plan, we began the process of preparing our funding documents, including the private placement memorandum and registration statement. Once these documents are finalized, they will be filed with the Securities and Exchange Commission (“SEC”) and various state regulatory agencies. We plan to commence the funding process during 2006. During 2005 we have purchased scripts at a cost of $18,800 and continued to pursue other business development projects. In addition, we have expanded our scope of operations that will hopefully result in significant progress during 2006.

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

Our corporate operating structure continued to evolve during 2004 and 2005, with shareholders approving the acquisition of three new subsidiaries, Camelot Films, Inc., a Nevada corporation, Camelot Films, Inc., a California corporation, and Camelot Films, Inc., a Delaware corporation. Each of these corporations did become wholly owned subsidiaries of our Company during 2005. None of the corporations have current operations, assets or liabilities. Each newly acquired subsidiary will handle a specific area of our business model, including, but not limited to, production services, marketing, distribution and our new family film division.

We also decided during 2004 to establish a family film division which would be dedicated to developing, producing, marketing and distributing specifically family films domestically and internationally. Craig Kitchens was named the new president of this division during the first quarter of 2005. This business named Ferris Wheel Films, Inc. and was incorporated in the state of Nevada in the second quarter of 2005, which is a wholly owned subsidiary of Camelot Entertainment Group, Inc. The business model for this new division is similar to our base business model.

Fiscal year 2004 also saw us explore the possibility of setting up European operations in order to better facilitate potential funding and production opportunities in Europe. The first step in this process was to be the retention of a business consultant to represent us at the Berlin Film Festival during the first quarter of 2005. In the second quarter of 2005, we formed Camelot Distribution Group, Inc. and hired Chris Davis International, Inc. to consult with us and help develop our international film distribution subsidiary. Camelot Distribution Group, Inc. was incorporated in Nevada in the second quarter of 2005 and is also a wholly owned subsidiary of Camelot Entertainment Group, Inc.

Page - 6

We also continued to interview potential entertainment law firms to represent us specifically on entertainment legal issues that will arise as we continue to implement our business model. In the first quarter of 2005 we retained Manatt, Phelps and Phillips, a well established and respected entertainment law firm to represent Camelot Entertainment Group, Inc. and all of our subsidiaries. We paid them a $10,000 retainer in the first quarter of 2005 and have not needed to use many of their services to date and as of December 31, 2005 have a retainer balance of $7,615.

In addition, we continued to interview potential public relation firms during 2004. In the first quarter of 2005, Insignia Public Relations and Media Strategies was hired to spearhead our marketing campaign for the Cannes Film Festival. Insignia has also done other marketing and public relations work for the company during this year.

As part of our plan to enhance our management team, industry veteran Michael Ellis was hired during the first quarter of 2006 as the Chief Operating Officer of Camelot Entertainment Group, Inc. He was also appointed to our Board of Directors.

Business of Issuer

Principal Products or Services and Their Markets

    We intend to engage in the development, production, marketing and distribution of original motion pictures. Our objective is to develop, produce, market and distribute 12 pictures annually. Our initial plans call for a slate of 36 pictures, with a total cash investment of $15,000,000 for the slate. We plan to operate on an annual budget basis, allocating expenses over the planned 12 pictures we expect to produce annually. By utilizing production teams that will be hired on an annual basis, our cost allocation per film project is reduced significantly, in some cases by 30 to 40 per cent. The elements of our annual budget will include cash, deferments, corporate contributions and utilization of our common stock. Each picture is expected to have a 12 month production cycle, including 6 months of pre-production, 2 months of physical production and 4 months of post-production. Our plan is to market and distribute all of our pictures ourselves through our Camelot Distribution subsidiary, thereby keeping as much control as possible over the revenues generated by our productions.

Cash Component

Our plan is to raise sufficient capital to finance our first sixteen months of operations, production and distribution activities, the time period management feels it will take for us to realize ongoing revenues substantial enough to maintain monthly operating, production and distribution expenses. We plan to file a SB-2 registration statement during the second or third quarter of 2006. We will not be able to commence our plan to develop, produce, market and distribute 12 pictures annually until we have raised the necessary capital. In the event we are unable to secure this funding on a timely basis, our ability to implement our plan would be jeopardized. See “Risk Factors”.

Deferment Component

A majority of line items in the budgets will have a deferment component. In addition to cash payments, each individual and vendor would receive a deferment, or delayed payment, which we anticipate to pay out of revenues generated by our films. By fully disclosing all financial elements connection with the pictures, which we call financial transparency, we believe that the deferment component can become a trusted and reliable source of payment for our employees and vendors.

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

Page - 7

HOME
Common Stock Component

We plan to issue every individual working on our films shares of our common stock as part of their compensation package or vendor contract. We anticipate that this common stock component will enhance each individual or vendor’s consideration to such an extent that these individuals and entities will continue to work with us within the parameters of our budget model.

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

Page - 8

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

The U.S. motion picture industry can be divided into major studios and independent companies, with the major studios accounting for a large majority of the number of theatrical releases. The major studios are The Walt Disney Company (including Buena Vista, Touchstone and Miramax Films), Paramount Pictures Corporation (including Dreamworks), Sony Pictures Entertainment, Inc. (including Columbia Pictures and MGM), Twentieth Century Fox Film Corp., NBC Universal (including Universal Studios and Universal Focus) and Warner Bros. (including Turner, New Line Cinema and Castle Rock Entertainment). The major studios are typically large diversified corporations that have strong relationships with creative talent, exhibitors and others involved in the entertainment industry, and have global film production and distribution capabilities.

Page - 9

HOME

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

The independent companies generally have more limited production and distribution capabilities than do the major studios. While certain independent companies may produce as many films as a major studio in any year, independent motion pictures typically have lower negative costs and are not as widely released as motion pictures produced and distributed by the major studios. Additionally, the independent companies may have limited or no internal distribution capability and may rely on the major studios for distribution and financing. The one exception to this has been Lions Gates Films, a major independent that continued to experience significant growth during 2005.

According to the Motion Picture Association of America, the motion picture industry continues to experience significant growth worldwide over the past decade, although certain aspects of the industry have flattened out in recent years.

Since 1991, box office has been steadily increasing and has grown by almost $6 billion over the past 20 years. After a record breaking year in 2002 which saw the box office numbers increase 13.2% over 2001 to $9.52 billion, the U.S. Box Office continued its momentum, grossing a record breaking $9.54 billion in 2004, a 5% increase over a solid $9.49 billion in 2003. In 2005, U.S. Box Office fell slightly to $8.99 billion, its lowest total since $8.41 billion in 2001 Global box office remained steady at over $23 billion, just shy of the all time high in 2004 of $25 billion and 46% higher than the 2000 mark of $16 billion.

The number of movies released remains on a growth trajectory, with total releases topping another all time high of 563 versus 528 in 2004, a growth rate of 7%. A major component of the annual box office was the performance of blockbusters, which remained comparable to prior years in total box office. A new all time high was set in 2005, with eight movies grossing over $200 million, three more than in 2004, and five more than 2000, a great milestone for the industry. 12 movies grossed between 100 and 199 million dollars each, while 36 films grossed between 50 and 99 million dollars each. In total, 56 films grossed in excess of $50 million dollars during 2005, compared to 64 films which grossed more than $50 million dollars in 2004.

However, U.S. theater admissions continued to decrease, with 1.4 billion tickets sold in 2005, down from 1.54 billion sold in 2004, which represents a 8.7% decline. Nonetheless, movies drew more people than theme parks and sporting events combined, with theme parks selling 334 million tickets and sporting events selling 134.5 million tickets.

U.S. Box Office continued its success with a strong slate of movies released in the summer of 2005, with summer box office receipts reaching $4.49 billion, up 21% compared to summer 2003. Close to half of 2005’s box office gross can be attributed to summer releases.

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

Worldwide Box Office decreased 7.9% from last year, racking up $23.24 billion in gross receipts. The decrease follows an increase in 2004 which was attributed to box office growth in the international market, which was up 47% after reaching the $10 billion mark for the first time in 2003. International box office continued to benefit from a weak US dollar and strong box office showings from both local and US product.

Page - 10

All of the international regions saw double-digit growth in 2004. Europe, the Middle East and Africa saw an increase of 53%. Asia-Pacific saw an increase of 44%. Latin America’s theatrical market increased 14%. Europe, the Middle East and Africa comprised more than half of the $15.7 billion international box office, accounting for 54% of the total with $8.53 billion in receipts. Asia-Pacific box office finished strong with $5.4 billion in 2004. These trends were expected to level off in 2005.

U.S. admissions decreased 8.7% to 1.4 billion in 2005 when compared to 1.54 billion in 2004, both years in the wake of 2002’s record 1.64 billion admissions; however 2004 remains the third highest admissions figure of all time, and almost 49 million tickets ahead of 2001.

Worldwide admissions in 2004 increased 11% over 2003 to a record 9.6 billion, breaking the previous record of 9.1 billion admissions in 2002. The growth comes from the international market, which experienced a strong year at the box office with admissions increasing 13% over 2003. Worldwide admissions in 2005 are expected to level off when compared to 2004.

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

•	The average annual admission price for 2005 was $6.41, up 3.2% over the previous year.

•	The average box office revenue for a new film release was $15.4 million in 2005, compared to $20 million in 2004 and $20.7 million in 2003.

•	Of the 549 films released theatrically in 2005, 194 were released by the major studios. 355 were released by all others.

Page - 11

HOME

•	Between 1968 and 2005, 58% of the top grossing films released theatrically were rated “R”, 21% were rated “PG”, 12% were rated “PG-13”, 7% were rated “G” and 2% were rated “NC-17/X”.

•
In 2005, 60% of the top grossing films were rated PG-13, 10% were rated R, 25% were rated PG and 5% were rated G. In 2003, 60% of the top grossing films were rated PG-13, 20% were rated R, 15% were rated PG and 5% were rated G.

•
The average budget of a major studio film in 2005 was $60 million. In 1983, the average was $11.9 million. The average marketing budget was $36.2 million in 2005, a 5.2% increase when compared to 2004. In 1983, the average was $5.2 million.

•
The total average cost to produce and launch a studio film in 2005 was $96.2 million compared to $96.8 million in 2004. This represents a 0.6% decrease. In 1983, the total average cost to produce and launch a studio film was $17.1 million.

•	Between 1993 and 1999, the average budget of a studio film increased 97.7%, from $29.9 million in 1993 to $51.5 million in 1999.

•
The average budget of a major studio subsidiary/classic or specialty/independent type film (i.e. Fox Searchlight, New Line, Fine Line, Miramax, Sony Pictures Classics, Lions Gate etc.) in 2005 was $23.5 million, contributing to a 6.4% decrease in combined negative and marketing costs when compared to 2004. The average cost in 2003 was $46.9 million, a 154.9% increase over the 1999 average of $18.4 million and a 37.7% increase over 2002’s average of $34 million. The average marketing budget was $15.2 million in 2005.The average marketing budget was $11.4 million in 2004. The average marketing budget was $14.7 million in 2003. In 1999, the average was $6.5 million.

•
The total average cost to produce and launch a major studio subsidiary or specialty/independent type film in 2005 was $37.8 million, the lowest since 2000’s average of $31.6 million. In 1999, the total average cost to produce and launch a major studio subsidiary or specialty/independent type film was $24.9 million.

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

Page - 12

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

Page - 13

HOME

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

Page - 14

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

Page - 15

HOME

3. Profit Participations

The last form of contingent compensation is a "profit participation" , which entitles the recipient to additional compensation based on the financial performance of a particular motion picture. Granting profit participation to certain key creative personnel is common for both larger studio films as well as smaller independent films. For independent movies, this form of contingent compensation is critical to attract quality creative personnel who work for less upfront compensation than they otherwise might receive on a larger, more costly movie. By paying this contingent compensation, producers are able to attract these high quality creative personnel while simultaneously reducing the upfront costs.

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

One of the major roles of a distributor, in addition to their relationships with theatrical and non-theatrical outlets, is the ability of these parties to measure the expected demand for a given motion picture. This is a critical function, because ideally such assessment should help determine an effective advertising and print budget for the project. A motion picture release print is the media that in most cases is used by exhibitors and theaters to present the motion picture to their patrons. The projected demand for a film project can directly influence the number of prints made, which is important because each print is rather costly. Similarly, the number and types of geographic locations, or markets, the film could be released in normally influences the mix and cost of advertising expenditures. According to the MPAA, the average print and advertising costs per release per member, as reported by the MPAA, totaled $36.2 million. Combining this total with the $60 million reported average MPAA member costs to produce film, or motion picture negative, results in an average production and distribution cost of $96.2 million. When one considers that the average box office revenue per release for these members was only $37.3 million, and for all new releases the average was $15.4 million, the financial risks of distributing and producing a motion picture should become clearer. Very few independent productions have direct access to such capital, making their reliance on distributors and distribution partners essential.

Page - 16

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

Page - 17

HOME
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

We compete with major film studios and their classic divisions including:

•	The Walt Disney Company, including Miramax;

•	Paramount Pictures Corporation, including Dreamworks;

•	Universal Pictures, including Universal Focus;

Page - 18

•	Sony Pictures Entertainment, including MGM and Sony Pictures Classics;

•	Twentieth Century Fox, including Fox Searchlight; and

•	Warner Brothers Inc., including New Line Cinema.

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

Page - 19

HOME

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

These companies include:

•	Miramax Films Corporation, now owned by The Walt Disney Company, which produced Chicago , The Hours, Gangs of New York, Scary Movie , the Scream film series, Shakespeare in Love and Chocolat ;

•
New Line Cinema Corporation/Fine Line Features, now owned by AOL/Time Warner, which produced the Lord of the Rings series, the Austin Powers films, The Mask, Teenage Mutant Ninja Turtles and the Nightmare on Elm Street series;

•
U.S.A Films (formerly October Films and now owned by Vivendi/Universal), which produced Traffic, Secrets & Lies and Breaking the Waves together with Gramercy Pictures, which produced Dead Man Walking and Fargo , is part of U.S.A Films and U.S.A Network;

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

    These companies include:

•
Lion's Gate Films, which produced and distributed Narc, Frailty, Monster's Ball and American Psycho ; and its newly acquired subsidiary, Artisan Entertainment Inc., which distributed Boat Trip, National Lampoon's Van Wilder and The Blair Witch Project .

•	The Weinstein Company, recently formed by the Weinstein brothers, who formerly controlled and founded Mirimax.

    In contrast to the major studios, independent production and distribution companies generally produce and distribute fewer motion pictures and do not own production studios, national or worldwide distribution organizations, associated businesses or extensive film libraries which can generate gross revenues sufficient to offset overhead, service debt or generate significant cash flow.

Page - 20

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

Page - 21

HOME

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

Page - 22

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

Page - 23

HOME

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

Page - 24

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

Page - 25

HOME

Research and Development Activities

  Our research and development activities include preparing to implement our business model, acquisition of scripts, development of scripts, and all other aspects of the development process relating to the development, pre-production, production, post-production, marketing and distribution of feature films. We estimate that approximately forty per cent of management’s time has been spent conducting research and development activities during the past two years. In addition, we have been expanding our research and development activities to include initial preparations for our studio project.

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

Number of Total Employees and Number of Full Time Employees

As of December 31, 2005, we had a two staff members, both of whom are officers of our company, who spent fifty to eighty per cent of their time on matters relating to our company. We also have six additional staff members who spent anywhere from ten to fifty per cent of their time on matters relating to our business. The Atwell Group, Inc. is the full time employer of these additional staff members. None of our executive officers or other personnel currently receive cash compensation from our Company for their services. As of the first quarter of 2006, Michael Ellis was hired as Chief Operating Officer and works full time for Camelot Entertainment Group, Inc.

Risk Factors

Risks Related To Our Business

We have an Accumulated Deficit and we have no History of Operations as a Motion Picture Company

    We have incurred losses in each operating period since our inception. Operating losses may continue, which could adversely affect financial results from operations and stockholder value, and there is a risk that we may never become profitable.

    As of December 31, 2005 we have an accumulated deficit of $11,824,859, all of which related to our previous activities as a business development organization, Dstage.com, and only approximately $300,000 of which relate to our current activities as a motion picture production, marketing and distribution entity. Similarly, of these losses, approximately $9,800,900 was the result of non-cash charges to earnings related to stock-based compensation and impairments to intangibles and long-lived assets.

    There can be no assurance that our management should be successful in managing the Company as a motion picture production, distribution and marketing concern. See “Managements Discussion and Analysis of Financial Conditions and Results of Operations”.

Page - 26

We expect to have a need for Additional Financing

    As of December 31, 2005, we had a working capital deficit of $261,117. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

We are Dependent on Key Personnel

    Our success and future growth depends on our ability to attract and retain qualified employees throughout our business. Specifically, we are dependent on our officers and directors, including President and Chief Executive Officer Robert P. Atwell and Chief Operating Officer Michael Ellis. He was just hired for this position in the first quarter of 2006. In order for this business to continue they must raise the capital necessary to fund the business model.

Page - 27

HOME

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

Page - 28

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

Our Management and Chief Executive Officer Own a Large Portion of our Common Stock

As of December 31, 2005, our Chief Executive Officer, Robert P. Atwell, beneficially owns approximately 63.47% of our outstanding Common Stock. This concentration of our common stock ownership, combined with Mr. Atwell’s position as our Chief Executive Officer, substantially reduce the ability of other shareholders to impact matters requiring shareholder approval, or cause a change in control to occur. As a result, Mr. Atwell, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition. Such concentration of ownership may also have the effect of delaying or preventing a change in control or impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. Mr. Atwell is also Chief Executive Officer at The Atwell Group, Inc. Although Mr. Atwell spends time at the Company and is active in its management, he does not devote his full time and resources to the Company.

Page - 29

HOME

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

Page - 30

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

Page - 31

HOME

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

Page - 32

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

Page - 33

HOME

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

The Motion Picture Industry is Highly Competitive and at Times may Create an Oversupply of Motion Pictures in the Market .

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

Page - 35

HOME

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

Page - 36

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

Year Ended December 31, 2005	BID		ASK		CLOSE PRICE
	High	Low	High	Low	High	Low
First Quarter	0.02	0.015	0.04	0.03	0.04	0.015
Second Quarter	0.06	0.015	0.04	0.02	0.07	0.012
Third Quarter	0.04	0.03	0.07	0.05	0.04	0.04
Fourth Quarter	0.05	0.03	0.08	0.04	0.05	0.03

December 31, 2004

First Quarter	0.13	0.03	0.15	0.04	0.15	0.035
Second Quarter	0.14	0.045	0.18	0.05	0.15	0.05
Third Quarter	0.16	0.045	0.19	0.065	0.18	0.065
Fourth Quarter	0.22	0.03	0.28	0.055	0.29	0.05

As of December 31, 2005 the bid share price of our Common Stock was .037 and as of December 31, 2004 the bid share price of our Common Stock was $.19 on the OTCBB. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

Holders

On December 31, 2005, there were 115 holders of record of our Common Stock. On December 31, 2004, there were 112 holders of record of our Common Stock. However, we estimate there are approximately 2,300 beneficial owners of our Common Stock. As of December 31, 2005, there were 93,649,589 shares of Common Stock outstanding. and as of December 31, 2004, there were 74,951,209 shares of Common Stock outstanding.

Page - 37

HOME

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

During the second quarter of 2005 the Company issued the following securities:

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

Page - 38

During the fourth quarter of 2005, the Company issued the following securities:

On December 30, 2005, the company owed its officers $175,000 in accrued compensation. Third quarter accrued compensation of $87,500 and fourth quarter accrued compensation of $87,500. The company issued a total of 3,538,263 restricted common shares at a market value of $175,000 for the third and fourth quarter services.

On December 30, 2005, in accordance with the agreement with Eagle Consulting Group, Inc. and the Company, issued the following shares: 1,452,662 for 3rd and 4th quarter expenses of $127,712 and 1,762,271 representing 20% of new shares issued during the year.

On December 30, 2005, the company issued 233,547 shares to consultant, Michael Ellis for services rendered during the 4th quarter.

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

On December 15, 2004, the Company issued shares in exchange for legal services. The total number of shares issued were 450,000 and such shares were issued in the fourth quarter of 2004 at a stated price of $. 23/share. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

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

Page - 39

HOME
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

Page - 40

We believe that our plan to create our motion pictures should succeed because our management team has worked extensively in all phases of motion picture production. In addition, we are actively seeking to bolster our management team with executives who have extensive experience in not only motion picture production, distribution and marketing, but also in television and other related fields. This combined experience led our management team to a number of beliefs upon which our business model for creating our product is founded. These key views are:

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

Page - 41

HOME
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

Similarly, we believe that major studios have even more reasons for steering clear from these unproven sources of product. If these assertions are correct, then a large pool of untapped creative talent available for use in motion picture production exists. It is our intention to engage this pool to commercialize motion pictures in accordance with our strategy. To accomplish this objective, we intend to do the following:

•
Obtain Complete And Outright Ownership Of Scripts And Other Literary Works : We anticipate that by offering the proper incentives to screenwriters and other authors of compelling literary works well suited for a film project, we should be able to acquire complete and outright ownership of these copyrights for a fraction of what many producers would pay simply to get an option on a script. As mentioned, such writers have an incentive that fewer than 10% of Screenwriters Guild members expect to experience in a given year the true opportunity to have their vision become a theatrically released motion picture. In addition, our plan calls for participating writers to share in the success of their script, through profit participation and indirectly in the success of other film projects we complete, through restricted shares of or common stock. This same formula is expected to allow us to attract directors, producers and other creative personnel with a passion for making pictures that the public wants to see.

•
A Recurring 6-Month Cycle Of Pre-Production Activities : Our plans for the pre-production phase for each motion picture project we initiate is to utilize a recurring 6-month cycle that starts every month for a new film, enabling us to create a rolling pipeline of product. Unlike our perception of pure independents and small production companies, we don’t anticipate that our pre-production phase could consume creative resources by having producers, writers and directors hunt for additional film financing. Instead, we anticipate that each film should have a set and fixed budget. We expect the additional time that should emerge, if we are successful, to allow the production designer, producers, director of photography and other personnel adequate time to find ways to increase quality and reduce costs through skillful planning.

•
Relatively Firm Scheduling Of Film Projects : Another feature we expect to emerge as a result of our planned approach is that it should allow relatively firm scheduling of the cast at a very early stage, something that we believe is rare in the world of pure independent productions. During this same time, we expect the production team to benefit from a mentoring environment that insures the creative spark sought in each of our productions does not become an increasing collection of unrealistic ambitions, leading to missed production schedules. With these elements firmly in place, we would typically expect principal photography to begin in the fifth month of each project.

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

Page - 42

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

4. Common Stock Incentives

To the best of our knowledge, no other publicly traded film company has ever utilized common stock to provide incentive for all of its creative, production and management resources. There are two specific reasons why this option is not generally available to competitors. Firstly, most of the companies making lower budget pictures do not have business models that justify becoming a publicly traded company. Secondly, for companies that do have the scale to offer publicly traded stock as a form of production compensation, we believe that doing so would be at odds with their fundamental business cultures and, in many cases, at odds with the wishes of their shareholders.

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

Page - 43

HOME
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

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc.(“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. In 2005 Eagle advanced $125,287 to the company and in 2004 Eagle advanced $127,341. In addition Robert Atwell advanced $259,941 to the Company during 2005. The funding commitment from Eagle should cover all of our operating expenses for the next twelve months.

We entered into an agreement with The Corporate Solution, Inc., owned by our President, Robert P. Atwell, whereby The Corporate Solution has agreed to provide a minimum of $262,500 toward the budget of an initial film we planned to develop in-house. The filming was expected to commence during the third or fourth quarter of 2005 but did not. In exchange for providing the funds, The Corporate Solution, Inc. was to receive 3,500,000 shares of our $.001 par value common stock. We decided to postpone this initial in-house project in favor of developing our studio project and entering into transactions to acquire additional projects. During 2005 and the first quarter of 2006, we began negotiations on securing land for our studio project, retained architects, cost estimators and related consultants. We also acquired the rights to two motion picture projects, which we are currently developing through our Camelot Production Services Group division.

Page - 44

In addition, during 2004 we entered into an agreement with Corporate Awareness Professionals, Inc.(“CAP”), which in part provided for the initial purchase of 1,675,000 shares of our $.001 par value common stock through options priced at $0.15 per share for $251,250. In addition, CAP had the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP had the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP had exercised all its options, it should have purchased 2,775,000 total shares for $801,250. As of the date of this annual report, CAP has not exercised any of its options. There can be no guarantee that they will exercise any of their options, and in the event they do exercise some of their options, there can be no guarantee that they will exercise all of their options. As a result, the failure of CAP to exercise some or all of their options necessitated additional funds be provided from other sources. As of December 31, 2005, CAP had not exercised any of its options, which expired in March, 2005.

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

Sources of Revenue

Upon completion of each film, assuming that any are successfully completed, we intend to engage international and domestic channels of distribution using a variety of methods. These methods include, but are not limited to:

•	Licensing of videocassettes and digital video discs (DVDs)

•	Pay-per-view cable and satellite licensing

•	Pay television and Internet licensing

•	Broadcast television, cable and satellite licensing

•	Hotels, airlines and other non-theatrical exhibitions

•	Theatrical exhibition

•	Syndicated television licensing
•	Internet Protocol TV (IPTV)

Page - 45

HOME

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

Page - 46

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforward. The Company has estimated a $3,187,402 deferred income tax asset related to net operating loss carryforward and other book/tax differences at December 31, 2005. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset, resulting in a net deferred income tax asset of $0.

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

Page - 47

HOME
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

It is Company policy to expense those items which have been unused after the contractual period or after one year, if not used. Other prepaid expenses where services are being used are amortized over the life of the contract. As of December 31, 2005, all deferred compensation had been expensed. As a result, there were no deferred compensation issues in 2004 or in 2005.

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

Page - 48

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

Page - 49

HOME
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

Page - 50

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

Page - 51

HOME

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

Capital Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company issued no shares in 2002 due to conversion, exercises or contingent issuances. In 2003, the Company issued 20,000,000 shares due to the conversion of notes payable retiring principal and accrued interest totaling $224,296. The Company reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. In 2004, Eagle advanced $127,341 and in 2005 Eagle advanced $125,288. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

On January 5, 2005, the Company designated two classes of preferred stock, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock. Both classes have a par value of $.001 and 10,000,000 shares authorized. The Series A is reserved for employees, consultants and other professionals retained by the Company and the Series B is reserved for the Board of Directors. On June 30, 2005, the Company issued 5,100,00 shares of each Class A Convertible and Class B Convertible Preferred Stock to Robert Atwell. The Company recorded expense of $3,366,000 in connection with the Preferred Stock issuances.

Page - 52

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

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
REVENUE

	Cumulative During Development	Year Ended December 31,
	Stage	2005	2004	% Change

Net Revenues	$58,568	$ 0	$0	(0%)

We did not generate any revenue for the year ended December 31, 2005. The business model we were pursuing at that time anticipated that most of our services would be paid for with stock and certain services would be paid for with cash. The ultimate balance we realized between sales settled with cash and sales settled with stock had a material impact on our results of operations, operating cash flow, and the degree to which our earnings, revenues and costs fluctuated from period to period. This was due in part to the complexities of transactions settled in equity. This complexity was increased by our focus on early stage companies, whose securities were privately held, thinly traded, or quoted on mediums that make valuation highly subjective.

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

Page - 53

HOME
Our future operations as a film production and distribution company are also expected to be influenced by our ability to use equity compensation to cover certain types of expenses. However, accepting common stock in exchange for services we rendered to non-affiliated enterprises is no longer a component of our business strategy.

COST OF SERVICES

	Cumulative During Development	Year Ended December 31,
	Stage	2005	2004	% Change

Cost of Services	$95,700	$0	$0	(0%)

Our cost of services was comprised principally of consulting services provided by contract individuals on behalf of our customer’s business model we were structuring at that time. We provided no services that generated revenue for the year ended December 31, 2005, and had no costs of services. To the degree that we generated revenue in future periods, consulting services provided by officers during such periods are to be matched to revenue associated with such services and recorded as costs of services. In future periods, we do not expect to be providing consulting services in exchange for the common stock of early stage companies. However, we do expect to rely heavily on the ability to use exchanges of our equity to key production and other personnel and contractors as a means of reducing the cash required to complete original motion picture projects. Such reliance could likely result in a lack of predictability and a great deal of volatility with regard to our cost of sales and, therefore, our gross margin percentage.

SALES AND MARKETING EXPENSES

	Cumulative During Development	Year Ended December 31,
	Stage	2005	2004	% Change

Sales & Marketing Expenses	$53,959	$0	$0	(0%)

Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. The percentage decrease in sales and marketing expenses, from the year ended December 31, 2004 compared to the year ended December 31, 2005, is insubstantial and reflects our ability to perform our marketing and sales efforts internally, which reduces costs and adds benefits to our customers. The total dollar amount of sales and marketing expenses were extremely low in 2002 and there were none in 2003, 2004 or 2005. Of our total sales and marketing expenses incurred in the year ended December 31, 2002, 100%, or $14,000, required payment in cash. In future periods, we expect that nearly all of our sales and marketing expenses should be related to the distribution and promotion of original motion pictures we intend to produce. Similarly, we anticipate that nearly all such expenses should require settlement in cash.

Page - 54

RESEARCH AND DEVELOPMENT

	Cumulative During Development	Year Ended December 31,
	Stage	2005	2004	% Change

Research & Development Expenses	$252,550	$0	$0	(0%)

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we held rights to and which we intended to use in the future to meet our internal needs or the needs of ventures we might have invested these technologies with. While the total dollar amount of research and development expenses was zero during 2004 and there were none in 2005, the percentage change in research and development expenses, from the year ended December 31, 2004 compared to the year ended December 31, 2005, is explained by no research and development activity during 2005. Prior to 2004, 100% of our research and development expenses required settlement in cash. Since inception, the majority, $252,550 or 82.07% of our research and development expenses, has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we do not anticipate entering into similar agreements to acquire technologies.

GENERAL AND ADMINISTRATIVE

	Cumulative During Development	Year Ended December 31,
	Stage	2005	2004	% Change

General & Administrative Expenses	$8,592,567	$4,500,141	$ 1,265,000	(13%)

General and administrative expenses during 2005 consisted primarily of officer compensation, professional services and preferred stock issuance. The increase in general and administrative expenses for the year ended December 31, 2005, compared to the year ended December 31, 2004, was small and due to an lessened need to utilize outside professional services and the expensing of stock options. The main difference for the year was due to the issuance of preferred stock for which the company recorded an expense of $3,366,000.

The primary expenses during the year ended December 31, 2005 was for Officers salaries, Professional fees (legal and accounting), Professional services (film industry consultants) and Eagle consulting. These expenses amounted to $792,907 or 74% of all general and administrative expenses for the year the ended, December 31, 2005. For the year ended, December 31, 2005: Officers Salaries: $333,333 (paid in stock), Professional Fees - legal & accounting $72,798, Professional Services - film industry consultants $213,371 and Eagle Consulting $127,713 (paid in stock). Under an agreement Eagle consulting (Robert Atwell) provided funds necessary to pay all operating expenses (except those paid in stock) during the year ended, December 31, 2005. Other general and administrative expenses included advertising and marketing costs of $172,116 (related primarily to Cannes Film Festival and other film industry trade shows) and the related travel costs of $42,636. Costs related to film industry shows, advertising, public relations, marketing and related travel costs were $214,752 or 20% of all general and administrative expenses for the year ended, December 31, 2005. Office rent and supplies, dues & subscriptions, stock transfer and maintenance fees, utilities, and other expenses were $57,765, representing the remaining operating expenses or 6% of all general and administrative expenses for the year ended, December 31, 2005.

Page - 55

HOME
IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

	Cumulative During Development	Year Ended December 31,
	Stage	2005	2004	% Change
Impairment of Assets	$2,402,338	$0	$0	(0%)

Impairment of Investments in Other Companies	$ 710,868	$ 0	$ 0	(0%)

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

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for $710,868, or approximately 6% of our $11,824,859 net loss, whereas impairment of long-lived assets has accounted for $2,402, 338, or approximately 20% of our net loss since inception. Together, these two expense categories account for 26% of our net loss from inception and through the year ended December 31, 2005.

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

INCOME TAXES

    There is no current or deferred tax expense for the period from January 1, 2005 to December 31, 2005 due to net losses from operations by the Company. As of December 31, 2005 we had federal net operating loss carryforwards of $9,097,141, compared to operating loss carryforwards of $4,437,000 as of December 31, 2004. The operating loss carryforwards expire beginning in 2013 and may be subject to significant limitations attributable to change in control rules.

Page - 56

NET LOSS

	Cumulative During Development	Year Ended December 31,
	Stage	2005	2004	% Change
Net income (loss)	($11,824,859)	($4,500,141)	($1,265,000)	(256%)
Net income (loss) per share	($0.31)	($0.05)	($0.02)	(150%)
Weighted average shares outstanding	38,746,736	83,668,182	52,678,000

  We have incurred net losses from operations in each fiscal year since our inception. The changes in components of our net loss are important. Impairment of assets accounted for 0% of our net loss in 2003, 2004 and 2005, whereas impairment of assets accounted for 40% of our net loss in 2002. We anticipate that impairments should no longer play a major role in our operating results for 2006 as well as in future periods. Although none of our impairment losses have consumed cash flow since inception, our ability to convert the assets, resources and technology we acquired into gains, and ultimately positive cash flow, had largely determined the viability or lack thereof of our business model. Similarly, to the degree that we had to issue more shares to acquire assets and resources that were later impaired and not readily recovered, such events were dilutive to our existing shareholders. With the anticipated change in 2004 and 2005 of our business model, impairments should hopefully no longer be an issue.

    General and administrative expenses accounted for a higher proportion of our net loss in 2004 and 2005 compared to 2002 and 2003. In 2003, general and administrative expenses represented 252% of our net loss, whereas this caption represented 58% of our net loss in 2002. In 2005, however, general and administrative expenses of $4,500,141 accounted for 38% of our cumulative net loss. We anticipate that these expenses could continue in 2006, as we engage more officers, directors and other key personnel. Similarly, we anticipate that the total dollar amount of general and administrative expenses requiring payment by cash could also increase in 2006. To the extent that we are unable to secure additional external financing, and or increase the cash revenue generated by our operations, our results and ability to continue as an ongoing concern may be materially adversely affected.

ITEM 7. FINANCIAL STATEMENTS

We are filing the following reports, financial statements and notes to financial statements with this Annual Report. These reports may be found following Part III of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLCOSURES

On March 17, 2005, the Company engaged Epstein, Weber & Conover, P.L.C, Certified Public Accountants of Scottsdale, Arizona as its Certifying Accountant for 2005. The Company has no consulting arrangements or other services that are performed by Epstein, Weber & Conover, P.L.C., Certified Public Accountants.

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

Page - 57

HOME

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

Page - 58

As of the end of the period covered by this report (the “Evaluation Date” ), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level and in compliance with Section 404 of the Sarbanes-Oxley Act.

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors and executive officers of the Company as of December 31, 2005, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of stockholders.

Name of Executive Officers and Directors	Age	Position	Date of Appointment
Robert P. Atwell	52	President, CEO and Director	March 2003
George Jackson	45	Secretary, CFO, Director	April 2005
H K Dyal	65	Director	August 2004 Resigned March 2006
Jane Olmstead	51	Director	December 1, 2004
Rounsevelle Schaum	73	Director	October 2002
Michael Ellis	55	Chief Operating Officer	March 2006

Page - 59

HOME

Robert P. Atwell, 52, Chairman, President and Chief Executive Officer, has been President of the Company since March 19, 2003. Mr. Atwell is also the President of The Corporate Solution, Inc. a position he has held since 1978. The Corporate Solution specializes in taking on and implementing assignments for a variety of agencies and corporations including general business consulting, corporate restructuring, mergers and acquisitions, corporate investigations and securities administration. Mr. Atwell also serves as Chairman and is on the board of Eagle Consulting Group, Inc., The Atwell Group, Inc. and Camelot Films, Inc.

George Jackson, 45, was appointed Chief Financial Officer and joined the Board of Directors on April 1, 2005.

Mr. Jackson has been a Certified Public Accountant since 1984. He worked with the public accounting firm of KPMG. While at KPMG he worked as a consultant and auditor on many film companies including: Carolco Films, New World Pictures and others. He was the co-founder, CEO & CFO of several fitness center from 1985 to 1999. He was responsible for managing companies with over $20 million in revenue, 540 employees in the United States and Asia, raising over $10 million in capital and managing the accounting departments and preparing financial statements for shareholders in the U.S. and Asia. He sold all his fitness center assets to Bally Total Fitness in early 2000, netting a return to shareholders of over 45% on an annual basis. From 2000 to present he has developed more fitness centers in Asia and been a director to several fitness companies.

Mr. Jackson graduated from the University of Southern California with a B.S. in Accounting in 1982.

Jane Olmstead, CPA, 51, Chief Financial Officer, Director, has over 20 years experience in the financial and accounting fields, including serving as a Senior Management Consultant with Touche Ross & Co. (currently Deloitte & Touche) for nine years. Ms. Olmstead's expertise is in strategic business planning, financial systems design and implementation and tax preparation and planning. Her involvement with numerous Fortune 500 companies such as Ford Motor Co., Mobil Oil and Coors resulted in cost savings measures and increases in profitability through the implementation of improved financial and communication systems.

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

Rounsevelle Schaum, 73, Director, is the Chairman of Newport Capital Partners, Inc., an investment banking firm specializing in providing financial advisory services to emerging growth companies. He is a graduate of Phillips Andover Academy and holds a Bachelor of Science degree in Mechanical Engineering from Stanford University and an MBA from the Harvard Business School. He was also a member of the faculty and Defense Research Staff of the Massachusetts Institute of Technology, where he participated in the development of the computer programs for the Ballistic Missile Early Warning System.

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

Page - 60

Subsequent Events:

During the first quarter of 2006, H. Kaye Dyal resigned his position as director of Camelot Entertainment Group, Inc.

Mike Ellis was hired as Chief Operating Officer of Camelot Entertainment Group, Inc. during the first quarter of 2006.

Michael Ellis, 55 Chief Operating Officer of Camelot Entertainment Group, Inc. and joined the company in November 2005 as a consultant.

Michael Ellis offers over 25 years of senior executive management experience with an emphasis on technology-driven enterprises from NYSE and NASDAQ listed corporations to emerging-growth startups. He possesses broad expertise in finance, marketing, technology and operations with emphasis on growing revenues, profits and market valuations for both publicly traded and private entities. Over the years, his highly-effective teams have consistently translated aggressive goals into efficiently executed and highly profitable programs. Successes encompass managing P&L at $450 million and CAPEX at $500 million annually, overseeing centerpiece development for the most popular destination attraction in the United States, to rebuilding a NASDAQ global entertainment enterprise - producing record profits for all.

Before joining Camelot Entertainment Group, Ellis served as a management consultant bringing “leading-edge” operational methodologies and technologies, financial savvy plus worldwide contacts to entrepreneurial startup, turnaround and high-growth companies. Ellis typically functioned in senior executive roles to quickly diagnose, design and implement revenue and profit growth strategies for entities involved in entertainment, hospitality, Internet services, information technologies, telecom, electronics, retail, international trade, real estate services and construction management.

Prior to his consulting endeavors, Ellis served as the Senior Vice President for Showscan Entertainment, a NASDAQ traded global manufacturer, producer, distributor and licensor of state-of-the-art, location based entertainment attractions plus special venue film and digital media. He performed as both the COO and CTO, updating Showscan’s strategic plan, creating new business/technology alliances and rebuilding the corporate infrastructure. Worldwide responsibilities included operations, engineering, construction, electronics manufacturing, supply chain management, customer services, product development plus film/digital media production and post, sales, marketing, licensing and distribution. In addition, Ellis managed Showscan’s largest customer accounts including Gardaland, Imagine Japan, Universal Studios, Futuroscope, Tokyo Dome and Fox Studios.

Previously, Ellis was the Corporate Director of Engineering for Knott’s Berry Farm and was responsible for overseeing design and construction of Mall of America, Knott’s Camp Snoopy, a $100+ million, seven acre enclosed theme park in Minneapolis, MN. In this lead role, Ellis built a distinguished project team of international consultants and contractors while managing design, construction and operations planning activities. Today, Mall of America is the most visited destination attraction in the U.S. with over 43 million annual visitors.

Before joining Knott’s, Ellis was a senior executive for divisions of PepsiCo including Frito-Lay and Taco Bell where he built and managed numerous engineering, technology and operations based organizations while overseeing major capital expansion programs.

Ellis is a graduate of North Carolina State University and holds a Bachelor of Science degree in Electrical Engineering.

Audit Committee

We have had an audit committee since inception. Our current audit committee has been reduced to two following the resignation on December 1, 2004 of our CFO, Albert Golusin. Of our two remaining audit committee members, Jane Olmstead, who was an independent director and our audit committee financial expert that met the definition of an "audit committee financial expert," as that term is defined by SEC regulations, and further, one of two audit committee members who were independent, as defined by applicable regulations, she temporarily stepped in as interim CFO from December 1, 2004 until March 31, 2005. We named a permanent CFO during the first quarter of 2005, at which time Ms. Olmstead , resumed her duties as an independent director and audit committee financial expert. Our current CFO, George Jackson is the other audit committee member as of the beginning of the second quarter of 2005.

Page - 61

HOME

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

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers or directors currently has a compensation package. Although we plan to enter into compensation packages during the second quarter of 2006, we have not entered into any written employment agreements with our executive officers as of the date of this filing. All members of management have elected to postpone negotiations with us regarding salaries, until such time as our revenue is adequate to pay salaries without causing financial damage to our plan for business development. As it becomes necessary, more detailed written employment contracts should be entered into between our key personnel and the Company.

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

The following table summarizes all compensation paid to our President and Chief Financial Officer for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2005, 2004, and 2003.

Page - 62

Name	Position	Salary	Bonus	Compensation	Securities Underlying Options	All Other Compensation
Robert P. Atwell (1)	President, CEO & Director 2005 2004 2003	250,000 250,000 250,000	0	0	0	0
Albert Golusin (2)	CFO & Director 2004 2003	75,000 100,000	0	0	0	0
Jane Olmstead (3)	CFO & Director 2005 2004	31,510 25,000	0	0	0	0
Rounsevelle Schaum	Past President 2002	0	0	0	0	$4,582
Frank R. Maresca	CEO 2002	0	0	0	0	0
Sue Perrault	Past President 2002	0	0	0	0	0
George Jackson (4)	CFO & Director 2005	83,333	0

Notes:

(1) Mr. Atwell was scheduled to receive a salary of $250,000 for 2005, which was accrued in 2004. Mr. Atwell converted the accrual to stock during 2005.

(2) Mr. Golusin was scheduled to receive a salary of $75,000 for 2004, which was accrued in 2004. Mr. Golusin converted the accrual to stock during 2004. His annual salary was reduced due to his resignation on December 1, 2004.

(3) The accrual for the officers for salaries is $262,500 as of December 31, 2004, based upon $87,500 for the second, third and fourth quarters of 2004.

(4) The accrual for the officers for salaries is $365,843 as of December 31, 2005, based upon annual salary to Mr. Atwell of $250,000 and Mr. Jackson of $100,000 for second, third and fourth quarters of 2005. All officers Mr. Atwell, Mr. Jackson and Ms. Olmstead converted salary accruals into stock during 2005. No cash compensation was received by any of the officers during 2005.

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

Page - 63

HOME
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

During 2004 and 2005, independent directors were not compensated; however, officers that were also directors were compensated as described in the Summary Compensation Table. In addition, Jane Olmstead, one of our Directors, provided consulting services to us and received stock for those services and will continue to receive stock for her services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth as of December 31, 2005, certain information, based on information obtained from the persons named below, with respect to the beneficial ownership of the common stock by each person known by us to own beneficially 5% or more of the common stock.

As of December 31, 2005, there were 93,649,589 outstanding shares held by 118 shareholders of record. For the purposes of this Item 11, any shareholder beneficially owning 5% or more of the Company's common stock are listed below.

Name of Beneficial Owner	Shares Beneficially Owned	Percent
Albert Golusin 668 North 44 th Street, Suite 248 Phoenix AZ 85008	4,518,695	5%
The Atwell Group, Inc. (1) 100 E. San Marcos Blvd. #400 San Marcos CA 92069	59,440,485	63%
TOTAL 5% Shareholders as a Group	63,959,080	68%
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

Page - 64

Securities Ownership of Management

The following table sets forth as of December 31, 2005, certain information, based on information obtained from the persons named below, with respect to the securities ownership of the common stock by Management.

Name of Beneficial Owner	Shares Beneficially Owned	Percent
Robert P. Atwell 100 E. San Marcos Blvd. #400 San Marcos CA 92069	59,440,485	63%
Jane Olmstead 7474 East Arkansas #1204 Denver CO 80231	1,859,552	2%
George Jackson 2020 Main Street Suite 990 Irvine, CA 92614	2,455,372	2.6%
H Kaye Dyal 2020 Main St Suite 990 Irvine, Ca 92614	1.200,000	1.2%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions are for year ended, December 31, 2005. All transactions are incorporated by reference and can be found through our previous filings:

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

During the year ended December 31, 2005, the Company recorded $125,288 in expenses paid by an affiliate on behalf of the Company, compared to $127,341 for year ended December 31, 2004. The affiliate received 2,046,177 shares of common stock for repayment of expense advances on behalf of the company. The stock issued was valued at the weighted average price per share. The affiliate received an additional 3,017,478 shares of common stock for continuing to finance the operations of the company under the agreement described above. In addition the Company issued 3,586,881 shares of common stock for repayment of advances made by an officer of the Company.

Page - 65

HOME
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

Page - 66

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

The Principal Accountants performed the services listed below and were paid the fees listed below:

AUDIT FEES

EWC charged approximately $17,950 for the year ended December 31, 2005 for professional services rendered in connection with the Company’s annual financial statements and review of the financial statements included in the Company’s 2005 Quarterly Reports on Form 10-QSB.
    EWC charged approximately $14,500 for the year ended December 31, 2004 for professional services rendered in connection with the Company’s annual financial statements and review of the financial statements included in the Company’s 2004 Quarterly Reports on Form 10-QSB.

Marshall billed aggregate fees of approximately $9,600 for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for each of the three quarters ended September 30, 2003.

Page - 67

HOME

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

Page - 68

HOME

CAMELOT ENTERTAINMENT GROUP, INC.
(a development stage company)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEET AS OF DECEMBER 31, 2005

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2005 AND DECEMBER 31, 2004 AND
INCEPTION TO DATE

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2005 AND DECEMBER 31, 2004 AND
INCEPTION TO DATE

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEAR
ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004 AND
INCEPTION TO DATE

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004 AND
INCEPTION TO DATE

NOTES TO FINANCIAL STATEMENTS

Page - 69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of Camelot Entertainment Group, Inc.:

We have audited the accompanying balance sheet of Camelot Entertainment Group, Inc. (a Development Stage Company) as of December 31, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the each of the two years in the period then ended and the cumulative period from October 12, 1999 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Entertainment Group, Inc. as of December 31, 2005, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2005, and the cumulative period from October 12, 1999 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has yet to commence revenue generating activities and has experienced material operating losses and had little cash for operations at December 31, 2005. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Epstein, Weber & Conover, PLC
Scottsdale, Arizona
March 31, 2006

Page - 70

HOME

Camelot Entertainment Group, Inc.
(a development stage company)
Balance Sheet
As of December 31, 2005

December 31, 2005
(in 000's)
ASSETS

Current Assets:
Cash	$3
Prepaid Expenses	9

Total Current Assets	12

Scripts Costs	19

Total Assets	$31

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable and accured liabilities	$86

Total Current liabilities	86

Stockholders' Deficit:
Common Stock, $.001 par value, 150,000,000 shares authorized,	94
93,649,589 issued and outstanding

Class A Convertible Preferred Stock, $.001 par value, 10,000,000	5
shares authorized, 5,100,000 issued and outstanding

Class B Convertible Preferred Stock, $.001 par value, 10,000,000	5
shares authorized, 5,100,000 issued and outstanding

Additional paid-in-capital	11,924
Subscription receivable under financing agreement	(258)
( Deficit) accumulated during development stage	(11,825)

Total stockholders' deficit	(55)

Total liabilities and stockholders' deficit	$31

The accompanying notes are an integal part of theses financial statements.

Page - 71

HOME

CAMELOT ENTERTAINMENT GROUP, INC.
(a development stage company)
STATEMENTS OF OPERTATIONS

	For the Year Ended,	For the Year Ended,	Inception to
	December 31,	December 31,	December 31,
	2005	2004	2005
	(in '000s)	(in '000s)	(in '000s)

Revenue:
Professional services	$-	$-	$59

Operating expenses:
Costs of services			96
Sales and Marketing			54
Research & Development			253
General & Administrative	4,500	1,265	8,592
Impairment of assets			2,402
Impairment of investments in other companies			711

Total operating expenses	4,500	1,265	12,108

Income (loss) from operations	(4,500)	(1,265)	(12,049)

Other income and (expense)

Interest expense	-	-	(31)
Gain on extinguishment of debt	-	-	255

Total other income (expense)	-	-	224

Net income (loss)	$(4,500)	$(1,265)	$(11,825)

Net income (loss) per share:
Basic and diluted	$(0.06)	$(0.02)	$(0.40)

Weighted average shares used in computing
net income (loss) per share:
Basic and diluted	79,098	52,678	29,523

The accompanying notes are an integral part of these financial statements.

Page - 72

HOME

Camelot Entertainment Group, Inc.
(a development stage company)
Statements of Cash Flows

	For the Year Ended,	For the Year Ended,	Inception to
	December 31,	December 31,	December 31,
	2005	2004	2005
	(in 000's)	(in 000's)	(in 000's)
OPERATING ACTIVITIES

Net (loss) for the period	$(4,500)	$(1,265)	$(11,825)

Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Common Stock issued for wages	333		333
Common Stock issued per dilution agreement	198		198
Value of options expensed		351	351
Gain on extinguishment of debt			(255)
Depreciation			4
Amortization of deferred compensation			1,539
Common Stock issued for services	262	1,114	1,549
Common Stock issued for expense reimbursement			22
Common Stock issued for technology			19
Impairment of investments in other companies			711
Impairment of assets			2,629
Prepaid services expensed			530
Expenses paid through notes payable proceeds			66
Loss on disposal of property and equipment			6
Preferred Stock issued to shareholder	3,366		3,366
Change in assets and liabilities:
(increase) decrease in other current assets	(9)		(9)
Increase (decrease) in accounts payable & other a/p	(14)	(326)	176

Net Cash (used) for operating activities	(364)	(126)	(590)

Cash flows provided by (used) for investing activities:
Purchase of fixed assets			(7)
Purchase of assets-Script Costs	(19)		(19)
Cash (used) for investing activities	(19)	-	(26)

Cash flows from financing activities:
Contributed capital			26
Advances from affiliate/shareholder for cash flow	385	127	558
Proceeds from issuance of common stock			31
Incease in notes payable			4

Cash flows provided by financing activities	385	127	619

Increase in cash	2	1	3

Cash at the beginning of period	1	-	-

Cash at the end of the period	$3	$1	$3

The accompanying notes are an integral part of these financial statements.

Page - 73

HOME

CAMELOT ENTERTAINMENT GROUP, INC.
(a development stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005, 2004
And from October 12, 1999 (date of inception)

						(Deficit)
						Accumulated
					Additional	During
	Common Stock		Preferred Stock		Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at January 1, 2004	74,951	75	-	-	7,408	(7,325)	(258)	-	(100)

Common Shares issued for wages	5,467	5			328				333
Common Shares issued for services	4,581	5			257				262
Common Shares issued per Dilution Agreement	3,017	3			195				198
Common Shares issued for advances	5,633	6			380				386
Preferred Shares issued for services			10,200	10	3,356				3,366
Net (loss)						(4,500)	-	-	(4,500)

Balance at December 31, 2005	93,649	94	10,200	10	11,924	(11,825)	(258)	-	(55)

The accompanying notes are an integral part of these financial statements.

Page - 74

Camelot Entertainment Group, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						(Deficit)
						Accumulated
	Common		Treasury		Additional	During
	Stock		Stock		Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance, October 12, 1999	0								0
Issuance of shares for cash at $.02 per share	1,000,000	1,000			19,000				20,000
Issuance of shares for services at $.02 per share	2,600,000	2,600			49,400				52,000
Issuance of shares for expense reimbursement	834,569	835			15,856				16,691
at $.02 per share									0
Net (loss)						-66,796			-66,796

Balance, December 31, 1999	4,434,569	4,435	0	0	84,256	-66,796	0	0	21,895

Issuance of shares for conversion of notes	1,000,000	1,000			19,000				20,000
payable at $.02 per share									0
Issuance of shares for services at $.02 per share	750,000	750			14,250				15,000
Issuance of shares for cash at $1.00 per share	10,835	11			10,824				10,835
Issuance of shares for conversion of notes	15,000	15			14,985				15,000
payable at $1.00 per share									0
Issuance of shares for expense reimbursement	4,630	4			4,626				4,630
at $1.00 per share									0
Issuance of shares for services at $1.00 per share	107,000	107			106,893				107,000
Investment in other companies by issuance	710,000	710			709,290				710,000
of shares at $1.00 per share									0
Issuance of shares for prepaid services at	195,000	195			194,805				195,000
at $1.00 per share									0
Issuance of shares for deferred compensation	89,000	89			88,911				89,000
to officers, directors and controlling parties									0
at $1.00 per share								-89,000	-89,000
Deferred compensation expensed								21,920	21,920
Net (loss)						-954,329			-954,329

Balance, December 31, 2000	7,316,034	7,316	0	0	1,247,840	-1,021,125	0	-67,080	166,951

Issuance of shares for expense reimbursement	1,248	1			5,616				5,617
Issuance of shares for prepaid services	337,208	337			400,407				400,744
Property & equipment lease by issuance of shares	1,000,000	1,000			1,149,000				1,150,000
Licensed technology by issuance of shares	2,270,000	2,270			35,730				38,000
Issuance of shares for deferred compensation	1,122,944	1,123			1,297,229				1,298,352
to officers, directors and related parties								-1,298,352	-1,298,352
Issuance of shares for developed	16,667	17			19,150				19,167
technology expensed									0
Forgiveness of debt by shareholder					31,489				31,489
Related party services paid for by shareholder					25,500				25,500
Deferred compensation expensed								315,423	315,423
Net (loss)						-1,875,683			-1,875,683

Balance at December 31, 2001	12,064,101	12,064	0	0	4,211,961	-2,896,808	0	-1,050,009	277,208

Issuance of shares for deferred compensation									0
to officers, directors and related parties									0
Issuance of shares for services	1,207,500	1,208			150,367			-151,575	0
Licensed technology by issuance of shares	3,000,000	3,000			897,000				900,000
Deferred compensation expensed									0
Purchase of treasury stock in exchange			-1,500,000	-1,500					-1,500
for licensed technology									0
Purchase of treasury stock in exchange			-900,000	-900	900			1,201,584	1,201,584
for capital lease									0
Net (loss)						-3,000,982			-3,000,982

Balance at December 31, 2002	16,271,601	16,272	-2,400,000	-2,400	5,260,228	-5,897,790	0	0	-623,690

Issuance of shares for debt	20,000,000	20,000			204,296				224,296
Retirement of treasury shares	-2,400,000	-2,400	2,400,000	2,400					0
Cancellation of shares previously issued	-15,168	-15			15				0
Net (loss)						-161,652			-161,652

Balance at December 31, 2003	33,856,433	33,857	0	0	5,464,539	-6,059,442	0	0	-561,046

Shares issued for services	100,000	100			2,900				3,000
Shares issued for financing	6,791,287	6,791			196,948				203,739
Subscriptions receivable for financing agreement	0	0					-116,069		-116,069
Net (loss) for the three months ended March 31, 2004	0	0				-131,681			-131,681
Balance at March 31, 2004	40,747,720	$40,748	$0	$0	$5,664,387	(6,191,123.00)	($116,069)	$0	($602,057)
Share issued for services	24,009,000	24,009			1,085,500				1,109,509

Share issued for financing	7,604,562	7,605	0	0	221,460		(316,003)		(86,938)
Advances offset sub a/r							174,000		174,000
Shares issued for debt	1,000,000	1,000	0	0	39,000				40,000

Shares issued for amt due	1,589,927	1,590	0	0	47,000				48,590
Value of option exercised					351,000				351,000
Net (loss)						(1,161,756)			(1,161,756)
Balance as of December 31, 2004	74,951,209	74952	0	0	7408347	(7,324,719)

Net (loss) 1st quarter						(117,096)

Balance at March 31, 2005	74,951,209	74,952	$0	$0	7,408,347	(7,441,815)	(258,072)	$0	(216,588)

Shares issued for	4,000,000	4,000	0	0	216,000	0
consulting services

Shares issued for	2,276,033	2,276	0	0	187,568	0
officers salaries

Shares issued to	1,848,723	1,849	0	0	79,078	0
Eagle for expenses paid
Net Loss						(486,174)
Subtotals for 2nd quarter	8,124,756	8,125	0	0	482,646	0

Balance at June 30, 2005	83,075,965	83,076	0	0	7,890,993	(7,927,989)	(258,072)		(262,457)

Net Loss						$(127,024)
Balance at Sept 30, 2005	83,075,965	83,076	0	0	7,890,993	$(8,055,014)	($258,072)		(262,457)

Shares issued for	233,547	233	0	0	9,767
consulting services

Shares issued for	3,538,263	3,538	0	0	171,462
officers salaries

Shares issued to	1,452,662	1,453	0	0	118,219
Eagle for expenses paid

Shares issued to Eagle	1,762,271	1,762			120,991
20% of shares issued
Shares issued for	3,586,881	3,587			256,354
Shareholder loans 2005
Net Loss 4th Quarter						$(3,769,845)
Balance at Dec 31, 2005	93,649,589	93,649	0	0	8,567,786	(11,824,859)	-258,072

The accompanying notes are an integral part of these financial statements.

Page - 75

HOME
CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2005

1.	ORGANIZATION AND BASIS OF PRESENTATION

Camelot Entertainment Group, Inc. (the Company ), a Delaware Corporation, which develops, produces, markets and distributes motion pictures, was originally incorporated with the intention of providing services and resources to entrepreneurs looking to launch novel products and ventures worldwide in exchange for an interest in the startup ventures. The Company’s activities since inception have consisted of raising capital, recruiting a management team and entering into ventures and alliances with affiliates. The Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. As of December 31, 2002 the Company had written-off all of its investments due to impairments in the carrying value of the assets. Since inception, impairment of investments in other companies and of long-lived assets accounts for approximately 65% of the Company’s net losses.

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

Film Properties (scripts): The Company capitalizes the cost of properties purchased which are the basis for the production of a particular film. When it is determined that a particular property will not be used in the production of a film, a loss will be charged to the income statement. If after three years from the date of purchase, a property has not been set for production, it is presumed that the property will be disposed of and a loss will be charged to the income statement.

Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Financial Instruments - Financial instruments consist primarily of prepaid expenses and obligations under accounts payable and accrued expenses. The carrying amounts of prepaid expenses and accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Page - 76

HOME

Recently Issued Accounting Standards - In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.
Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted. Upon making its determination of the transition method the Company will adopt Statement 123(R). The Company will adopt this Statement on January 1, 2006 in accordance with the requirements[MW1].
In December 2004, the FASB issued Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FAS 109-1 was adopted at the beginning of 2005. This standard did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not currently believe that the adoption of SFAS No.154 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. APB No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception”, which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

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

Loss Per Common Share - The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at December 31, 2005.

3.	PROPERTY & EQUIPMENT

In the year ended December 31, 2002, the Company’s property and equipment, which was held at a storage facility, was sold for non-payment of rent. Rent and fees due at the time of sale were approximately $701. The net book value of the assets disposed of for settlement was approximately $5,413, resulting in a loss on sale of $4,712. The Company had no property or equipment during the twelve months ended December 31, 2005. Depreciation expense for the years ended December 31, 2005 and 2004 was $0.

4.	LICENSED TECHNOLOGY

In the year ended December 31, 2001, the Company entered into a commitment to purchase technology licenses from an unrelated entity. The Company was unable to complete the purchase and returned the asset under a settlement agreement. Accordingly, the licensed technology which had been recorded at a value of $900,000 was fully impaired in 2002. The impairment impact in 2002 was $1,186,500. Impairment losses for the years December 31, 2005 and 2004 were $0. Cumulative losses due to impairment of assets are $3,113,206 from inception through December 31, 2005.

Page - 77

HOME
5.	COMMITMENTS AND CONTINGENCIES

The Company is delinquent on obligations to its public relations firm. Accounts payable balances over 90 days past due as of December 31, 2005 and 2004 were $37,100 and $70,900 respectively. The Company believes it has identified and accrued all valid claims from creditors, consultants and vendors as of December 31, 2005. Although there have been no specific disputes over these matters and related amounts these third parties may assert additional claims as the Company attempts to settle all past due obligations. The company has carried payables for various vendors of $11,109, since 2003 and will extinguish these debts in the first quarter of 2006.

The Company is following a practice of paying all debts within 30 days of invoicing and will continue to do so for the coming year. Outstanding payables to its public relations firm will be paid.

6.	NOTES PAYABLE

During the year ended December 31, 2002, the Company issued a note payable for $200,000 to an affiliate for investment banking services. The note payable provided for annual interest at 8%, was secured by all of the assets of the Company, and was due on demand. In 2003, the Company issued 20,000,000 restricted common shares to retire the note, additional advances and accrued interest totaling $224,296. Interest expense for the years ended December 31, 2003 and 2002 was $1,115 and $9,295 respectively. There were no notes payable outstanding during 2005 or 2004 and therefore there was no interest expense for the year ended December 31, 2005 or 2004.

7.	GENERAL AND ADMINISTRATIVE EXPENSES

The company has incurred $8,592,567 of general and administrative expenses since its inception. General and Administrative expenses were $4,500,141 ($3,366,000 for preferred stock issued to Eagle Consulting) for the year ended, December 31, 2005, compared to $1,265,000 for the year ended, December 31, 2004.

The general and general administrative expenses for the year were comprised of $333,333 of officers salaries, $261,677 of professional services and fees, $20,861 for legal and accounting fees, and $198,064 was paid to Eagle Consulting for fees in accordance with an funding agreement entered in March 2003. Additionally, $152,244 in expenses related to the Cannes Film Festival were incurred during the second quarter of 2005, $30,002 for advertising, $84,258 for public relations and other marketing costs, $34,124 in travel, lodging and entertainment costs and $3,860 in printing costs. These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

Additional general and administrative expenses included $25,782 in shareholder relation expenses which included stock transfer fees, edgar fees and other corporate filing fees, $26,954 for office rent and other office expenses, $30,879 in public relations costs not related to the Cannes Film Festival and $41,299 of other advertising and promotion costs for the business. General and administrative expenses also included $3,366,000 for issuance of Class A and B convertible preferred stock to Eagle Consulting.

8. INCOME TAXES

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

Page - 78

HOME
The components of the provision for income taxes for years ended December 31, are as follows:

	2005		2004
Current tax provision (benefit)	$	(512,000)	$(564,600)
Deferred tax provision (benefit)		512,000	564,600

Total income tax provision (benefit)		$-0-	$-0-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:
	2005			2004
Federal statutory rates	$ (1,530,000)	(34)%	$ (430,100)	(34)%
State income taxes	(270,000)	(6)%	(75,900)	(6)%
Valuation allowance for operating loss carryforwards	1,795,000	40%	500,600	40%
Permanent difference on gain on debt extinguishment	-0-	-	-0-	-
Other	-5,000-	0%	-5,400-	0%
Effective rate	$-0-	(-0-)%	$-0-	(-0)%

At December 31, 2005 the Company had federal net operating loss carryforwards of approximately $5,731,000 that expire from 2013 to 2025 and stated net operating loss carryforwards of approximately $2,521 that expire from 2005 to 2009. Because of the current uncertainty of realizing the benefits of

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2005 are as follows:

Differences in book/tax bases of intangible assets		$768,000
Differences in book/tax bases of accrued compensation		1,486,000
Net operating loss carryforwards		2,287,000
Deferred income tax asset		4,541,000
Less: valuation allowance		4,541,000
Total deferred income tax asset		-0-

Deferred income tax liability		(-0-)

Net deferred income tax asset	$	- 0 -

Page - 79

 HOME

The Company's valuation allowance increased by approximately $1,795,000, $501,000 and $161,000 during the years ended December 31, 2005, 2004 and 2003 respectively.

9. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company entered into related party transactions with Board members, officers and affiliated entities. The Company issued shares of common stock for services rendered, cash advances, and payment of expenses on behalf of the Company.

The Company has entered into an agreement with an affiliate whereby the affiliate receives 20% of the Company’s common stock on a non-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. During the year ended December 31, 2005, the Company issued 3,017,478 shares of common stock valued at $198,064 related to the dilution agreement.

During the year ended December 31, 2005, the Company received advances of $125,287 from this affiliate, compared to $127,341 for the year ended December 31, 2004. The Company issued 2,046,177 shares of common stock for repayment of these advances. The stock issued was valued at the weighted average price per share. Robert Atwell also received 3,586,881 shares of common stock in exchange for advances made to the Company during 2005 of $259,941.

During 2005, the Company issued 5,467,077 shares of common stock to two officers, Robert Atwell and George Jackson for full payment of accrued salaries. The Officers may accept their compensation in stock, and in the event they elect to do so the amount of stock to be issued shall be determined by prorating their annual salary on a monthly basis and issuing shares based on the average close price for each month converted to stock as determined by the market price report generated by the Over the Counter Bulletin Board.

In the efforts to build a management team the company issued stock to the new management team.

George Jackson, H K Dyal, Chris Davis and Craig Kitchens each received 1,000,000 shares of the Company’s $.001 par value common stock during the second quarter of 2005 valued at $220,000.

On December 30, 2005, the company issued 233,547 shares to consultant, Michael Ellis for services rendered in the amount of $10,000 during the 4th quarter.

During 2005, the Company leased office space from the Company’s president for $6,435.

On February 3, 2004, the Company authorized the issuance of an additional 6,791,287 restricted common shares to an affiliate in accordance with its agreement with the Company to receive 20% of the Company’s outstanding shares for providing funding. The Company also authorized the issuance of 100,000 shares to a director for accounting services.

On June 22, 2004, the Company authorized the issuance of a total of 11,105,755 restricted common shares to an officer and a total of 4,442,296 restricted common shares to another officer for services in 2003 and the first quarter of 2004, including shares previously authorized by the board. The Company also authorized the issuance of an additional 4,637,867 restricted common shares to an affiliate in accordance with its agreement with the Company to receive 20% of the Company’s outstanding shares for providing funding for Company operations.

On November 30, 2004 the Company authorized the issuance of a total of 2,499,999 restricted common shares to an officer, a total of 666,666 restricted common shares to another officer, and a total of 333,333 to a third officer for services in the second, third and fourth quarter of 2004. In addition, the Company authorized the issuance of an additional 1,000,000 restricted common shares to an officer and director for prior services rendered to the Company. The Company also authorized the issuance of 3,500,000 restricted common shares to an affiliate in connection with the affilate providing financing for the Company’s initial in-house production. The Company also authorized moving the corporate headquarters with said offices to be provided by an affiliate.

Page - 80

HOME

10. COMMON STOCK

As of December 31, 2005, there were 93,649,589 shares of common stock outstanding. During the year ended, December 31, 2005 there were issued 18,698,380 common shares, the majority of which, 15,111,499 shares (81%) were issued to officers, staff and affiliates. The Company issued 5,467,078 (29%) shares for officers salaries, 5,063,655 (28%)shares were issued to Eagle Consulting for expenses in accordance with funding agreement, and 4,580,766 (24%) shares to officers, staff and consultants. The remaining 3,586,881 (19%)shares were issued for repayment of shareholders loans.The transactions were valued on the basis of the trading price of the common stock at the date on which the agreements and commitments were made.

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

As a result of our agreement with the affiliate, the affiliate receives 20% of the Company’s common stock on an anti-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. In addition, the affiliate has the option to receive 2,000,000 cashless options to purchase common shares at $0.03 per share. For each one dollar ($1) increase in the price of the Company’s stock, the affiliate shall be entitled to receive an additional two million options throughout the term of the agreement between the affiliate and the Company, which expires on March 28, 2008. In addition, the Company shall have the first right of refusal to purchase the options from the affiliate for the current market value once the affiliate notifies the Company that it intends to exercise the options. In the event the Company elects not to exercise this first right of refusal, and subject to applicable laws, the affiliate shall be entitled to exercise the sale of shares or options immediately thereafter. As of December 31, 2005, the affiliate has not exercised its right to receive the options and therefore no options have been granted. The affiliate’s right to receive the options and to exercise those options expires on March 28, 2008.

During the year ended December 31, 2004, the Company granted, under terms of a consulting agreement, 1,675,000 options to acquire common stock at $0.15 and 1,000,000 options at $0.15. The options expire on March 30, 2005. The Company determined the value of these options to be $351,000 based on the following calculation:

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

Page - 81

HOME
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

The transactions were valued on the basis of the trading price of the common stock at the date on which the agreements and commitments were made.The Company received no cash for any of the shares it issued in the years ended December 31, 2004 and 2003.

11. PREFERRED STOCK

On January 5, 2005, the Company designated two classes of preferred stock, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock. Both classes have a par value of $.001 and 10,000,000 shares authorized. The Series A is reserved for employees, consultants and other professionals retained by the Company and the Series B is reserved for the Board of Directors. On June 30, 2005, the Company issued 5,100,00 shares of each Class A Convertible and Class B Convertible Preferred Stock to Robert Atwell. The Company recorded expense of $3,366,000 in connection with the Preferred Stock issuances.  The value of these transactions was based upon the trading value of the common stock into which the preferred stock may be converted.

The Class A Convertible Preferred Stock ranks junior to the Class B Convertible preferred stock as to the payment of dividends and distribution of assets. Dividends are payable only if declared by the Board of Directors and are not cumulative. Each share of Class A Convertible Preferred Stock entitles the holder to 50 votes. Holders of Class A Convertible Preferred Stock have the right, upon demand, to convert any or all of their Class A Preferred Stock into 2 (two) shares of Common Stock for each share of Class A Convertible Preferred share held. No shares were converted during 2005.

The Class B Convertible Preferred Stock ranks senior to the Class A Convertible Preferred Stock as to the payment of dividends and distribution of assets. Dividends are payable only if declared by the Board of Directors and are not cumulative. Each share of Class B Convertible Preferred Stock entitles the holder to 1,000 votes. Holders of Class B Convertible Preferred Stock have the right, once the thirty day moving average bid price of the common stock is at or exceeds $.15 per share to convert any or all of their Class B Preferred Stock into 10 shares of Common Stock for each share of Class B Convertible Preferred Stock held. In the event of liquidation, holders of Class B Convertible Preferred Stock shall rank senior to Class A Convertible Preferred stock and be entitled to $1.00 per each Class B Convertible Preferred Stock share held. No shares were converted during 2005.

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

Page - 82

EXHIBIT 31

Page - 83

HOME

CAMELOT ENTERTAINMENT GROUP, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
 CERTIFICATION
I, Robert P. Atwell, certify that:
1.   I have reviewed this quarterly report on Form 10-QSB of Camelot Entertainment Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 31, 2006

/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer

Page - 84

HOME

CAMELOT ENTERTAINMENT GROUP, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
 CERTIFICATION
I, George Jackson, certify that:
1.   I have reviewed this quarterly report on Form 10-QSB of Camelot Entertainment Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 31, 2006

/s/George Jackson
George Jackson
Chief Financial Officer

Page - 85

EXHIBIT 31

Page - 86

HOME
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Camelot Entertainment Group, Inc. (“Camelot”) on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert P. Atwell, President and Chief Executive Officer of Camelot Entertainment Group, Inc. and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Camelot Entertainment Group, Inc..

/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer

March 31, 2006

Page - 87

HOME

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Camelot Entertainment Group, Inc. (“Camelot”) on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Jackson, President and Chief Financial Officer of Camelot Entertainment Group, Inc. and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Camelot Entertainment Group, Inc..

/s/George Jackson
George Jackson
Chief Financial Officer

March 31, 2006

Page - 88