Form 10-Q
period 2006-03-31
Camelot Entertainment Group, Inc.
filed 2006-05-19
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

2020 Main Street #990, Irvine, CA 92614

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
Yes ☒ No ☐

As of March 31, 2006, the Registrant had outstanding 93,649,589 shares of Common Stock, $0.001 par value.

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

Page - 3

Item 1. Financial Statements.

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Page - 4

Camelot Entertainment Group, Inc.
Balance Sheet

March 31,
2006
ASSETS	Unaudited
Current Assets
Cash	$255
Prepaid Expenses	7,615

Total Current Assets	7,870

Investments

Scripts Costs	23,800

Subtotal	23,800

Total Assets	$31,670

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and accured liabilities	$184,967

Stockholder advances	92,962

Total Current Liabilities	277,929

Total Liablilities	277,929

Stockholders' Equity
Common Stock; Par Value $.001 Per Share; Authorized
150,000,000 Shares; 93,649,589 Shares
Issued and Outstanding.	93,649

Class A Convertible Preferred Stock; Par Value $.01 per share	5,100
Authorized, issued and outstanding 5,100,000 shares

Class B Convertible Preferred Stock; Par Value $.01 per share	5,100
Authorized, issued and outstanding 5,100,000 shares

Subscription Receivable	(258,072)

Capital in Excess of Par Value	11,923,586
Deficit Accumulated During the Development Stage	(12,015,622)

Total Stockholders' Equity	(246,259)

Total Liabilities and Stockholders' Equity	$31,670

The accompanying notes are an integal part of theses financial statements.

Page - 5

Camelot Entertainment Group, Inc.
Statements of Operations
Unaudited

			From
			Inception on
			April 21, 1999
	For the Quarter Ended,		through
	March 31,	March 31,	March 31,
	2006	2005	2006

REVENUE	$-	$-	$58,568

Total Revenue	-	-	58,568

EXPENSES
Costs of services			95,700
Sales and Marketing			53,959
Research & Development			252,550
General & Administrative	190,762	117,121	8,783,329
Impairment of assets			2,402,338
Impairment of investments in
other companies			710,868

Total Expenses	190,762	117,121	12,298,744

NET OPERATING LOSS	(190,762)	(117,121)	(12,240,176)

OTHER INCOME (EXPENSES)

Interest (Expense)	-	-	(9,294)
Other income (expense)	-	25	(21,652)
Gain on extinguishment of debt	-	-	255,500

Total Other Income (Expenses)	-	25	224,554

NET LOSS	$(190,762)	$(117,096)	$(12,015,621)

BASIC LOSS PER COMMON SHARE	$(0.0020)	$(0.0016)	$(0.40)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	93,649,589	74,951,209	30,386,252

The accompanying notes are an integral part of these financial statements.
Page - 6

Camelot Entertainment Group, Inc.
Statements of Cash Flows
Unaudited

			From
			Inception on
			April 21, 1999
	For the quarter ended		through
	March 31,	March 31,	March 31,
	2006	2005	2006
OPERATING ACTIVITIES

Net (loss) income for the period	$(190,762)	$(117,096)	$(12,015,621)

Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Value of options expensed	-		351,000
Gain on extinguishment of debt	-		(255,500)
Depreciation			3,997
Amortization of deferred compensation	-		1,538,927
Common Stock issued for debt
Common Stock issued for services	-		2,086,304
Common Stock issued for expense reimbursement	-		354,788
Common Stock issued for technology			19,167
Impairment of investments in other companies	-		710,868
Impairment of assets			2,628,360
Prepaid services expensed	1,200		530,238
Expenses paid through notes payable proceeds			66,489
Loss on disposal of property and equipment			5,854
Preferred Stock issued to shareholder			3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	-	(10,000)	(7,615)
Increase (decrease) in accounts payable & other a/p	98,832	(7,475)	217,298
Increase (decrease) in due to officers	-	87,500	-
Net Cash provided (used) by operating activities	(90,730)	(47,071)	(399,446)

Cash flows from investing activities:
Purchase of fixed assets			$(6,689)
Purchase of assets-Script Costs	(5,000)		23,800
Cash provided (used) from investing activities	(5,000)		$17,111

Cash flows from financing activities:
Contributed capital			25,500
Advanced from affiliate/shareholder loans for cash flow	92,962	46,546	320,638
-
Proceeds from issuance of common stock			30,835
Incease (decrease) in notes payable			4,477

Cash provided (used) in financing activities	92,962	46,546	381,450

Increase (decrease) in cash	(2,768)	(525)	(885)

Cash at beginning of period	3,023	1,140	1,140

Cash at the end of the period	$255	$615	$255

The accompanying notes are an integral part of these financial statements.

Page - 7

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED, MARCH 31, 2006

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

 Basis Of Presentation

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and in accordance with current securities regulations. These unaudited financial statements have been reviewed by our independent auditors. These financial statements reflect all adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

Loss Per Common Share

The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at March 31, 2006.

Revenue Recognition

Revenue consists of professional services. Revenues for services are recognized when the services are rendered. The amounts of such revenues are recorded based on the value of compensation received for the services. In the Company's current operations, compensation to the Company has consisted of stock in start up companies to whom the services were rendered.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123  (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of  stock-based compensation in net income. The Company provides newly  issued shares to satisfy stock option exercises. The Company used the  modified prospective application method for this adoption. As there were  no option awards granted in the three months ended March 31, 2006 and  all prior option awards were fully vested prior to January 1, 2006 there  was no effect due to the implementation of SFAS 123R in the three month  period ended March 31, 2006.

Page - 9

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. While Eagle has advanced the Company $92,962 during the first quarter of 2006, it appears unlikely that such funding will be enough to implement the Company's Plan of Operation during the remaining nine months of 2006 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. COMMITMENTS AND CONTINGENCIES

The Company is delinquent on obligations to various vendors. Accounts payable and accrued expenses balances over 90 days past due as of March 31, 2006 was $41,049. The Company believes it has identified and accrued for all valid claims from creditors, consultants, stock option adjustments and vendors. Although there have been no specific disputes over these matters and related amounts, these third parties may assert additional claims as the Company attempts to settle all past due obligations.

The Company also has a non-dilution commitment with an Affiliate to issue 20% of all newly issued common shares to the Affiliate in exchange for funding cash flow deficits over the period specified in the agreement. The Company has not issued shares this quarter to this Affiliate.

Page - 10

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2006

5. ADVANCES FROM AFFILIATE

During the first quarter of 2006, the Company had not issued common shares to Affiliate. The Affiliate's cash advances for the first quarter of $92,962 were covered under an agreement in which the Affiliate must fund the Company’s cash flow deficits over the period specified in the agreement. These advances were for general and administrative costs, cost of screenplays and prepaid exhibitors space for the quarter.

6. DUE TO OFFICERS

As of March 31, 2006, $127,500 was due to officers for salaries during the first quarter. No other amounts are currently due.

7. COMMON STOCK

No common stock was issued during the first quarter of 2006.

8. RELATED PARTY TRANSACTIONS

On March 30, 2003, the Company entered into an agreement with an Affiliate whereby the Company will issue 20% of its outstanding common shares in exchange for services and advances. No shares were issued during hte first quarter of 2006. The Affiliate paid $92,926 in expenses on behalf of the Company during the first quarter of 2006.

Page - 11

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

Page - 12

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

Page - 13

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

Page - 15

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

Page - 16

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

Page - 17

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

Page - 18

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

Page - 19

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

Page - 20

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

QUARTER ENDED MARCH 31, 2006, COMPARED TO QUARTER ENDED MARCH 31, 2005:

The Company did not generate any revenue during the three months ended, March 31, 2006.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $ 8,783,329 of general and administrative expenses since its inception. General and administrative expenses were $ 190,762 for the three months ended March 31, 2006, respectively, compared to $117,121 for the three months ended March 31, 2005. Increases due mainly to increase in officers salaries of $60,000 and professional fees of $19,038.

The general and administrative expenses for the three months ended March 31, 2006 were primarily comprised of $147,500 for officers compensation, professional fees of $19,038, marketing costs of $6,170, travel and lodging costs for industry trade shows of $5,975 and other expenses of $12,079. Additionally, $5,000 in screenplay costs, which were capitalized. These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

Total General and Administrative expenses of $190,762 are for the three months ended March 31, 2006.

Professional services rendered by financial, film directors, screenplay fees, producers and distributors were incurred during the quarter ended, March 31, 2006 and were not incurred during the same period of 2005. The expenses were incurred as a result of the Company’s efforts to develop a working management team to assist in completing the operation plan for the company.

LIQUIDITY AND CAPITAL RESOURCES

We have no history of operations as a film production and distribution company. We believe that, due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. This quarter, Eagle has advanced the Company a total, including interest, of $92,962. The funding commitment from Eagle should cover all of our operating expenses for the remaining nine months of 2006.

Page - 21

In addition, we have entered into an agreement with Corporate Awareness Professionals, Inc. (“CAP”), which in part provided for the initial purchase of 1,675,000 shares of our $.001 par value common stock through options priced at $0.15 per share for $251,250. In addition, CAP had the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP had the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP had exercised all its options, it should have purchased 2,775,000 total shares for $801,250. As of the date of this quarterly report, CAP had not exercised any of its options. All options have expired as of March 31, 2006.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK

We have an Accumulated Deficit and we have no History of Operations as a Motion Picture Company

  We have incurred losses in each operating period since our inception on October 12, 1999. Operating losses may continue, which could adversely affect financial results from operations and stockholder value, and there is a risk that we may never become profitable.

  As of March 31, 2006, we have an accumulated deficit of $12,015,621 all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. There can be no assurance that our management will be successful in managing the Company as a motion picture production, distribution and marketing concern.

We expect to have a need for Additional Financing

  As of March 31, 2006, we had a working capital deficit of $246,259. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

Page - 23

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

Page - 24

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

Page - 25

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

Page - 26

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

ITEM 4. CONTROLS AND PROCEDURES

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

Page - 27

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 2. CHANGE IN SECURITIES

NONE

Page - 28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

Page - 29

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

May 15, 2006

Page - 30

Exhibit 31

Page - 31

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

 Date: May 15, 2006

/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer

Page - 32

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

May 15, 2006

/s/George Jackson
George Jackson
Chief Financial Officer

Page - 33

Exhibit 32

Page - 34

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

May 15, 2006

Page - 35

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
May 15, 2006

Page - 36