Form 10QSB
period 2006-06-30
Camelot Entertainment Group, Inc.
filed 2006-08-21
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For six months ended June 30, 2006
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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
Yes x No o

As of June 30, 2006, the Registrant had outstanding 93,649,589 shares of Common Stock, $0.001 par value.

Page - 1

CAMELOT ENTERTAINMENT GROUP, INC.
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet as of June 30, 2006

Statements of Operation for the six months ended June 30, 2006 and 2005

Statements of Cash Flows for the six months ended, June 30, 2006 and 2005

Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2006

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

Page - 3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Camelot Entertainment Group, Inc.
Balance Sheet

June 30,
2006
Unaudited

ASSETS
Current Assets
Cash	$3,779
Prepaid Expenses	27,049

Total Current Assets	30,828

Investments

Scripts Costs	78,800

Subtotal	78,800

Total Assets	$109,628

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and accured liabilities	$264,549

Stockholder advances	294,292

Total Current Liabilities	558,841

Total Liablilities	558,841

Stockholders' Equity
Common Stock; Par Value $.001 Per Share; Authorized
150,000,000 Shares; 93,649,589 Shares
Issued and Outstanding.	93,649

Class A Convertible Preferred Stock; Par Value $.001 per share	5,100
Authorized, issued and outstanding 5,100,000 shares

Class B Convertible Preferred Stock; Par Value $.001 per share	5,100
Authorized, issued and outstanding 5,100,000 shares

Subscription Receivable	(258,072)

Capital in Excess of Par Value	11,923,586
Deficit Accumulated During the Development Stage	(12,218,576)

Total Stockholders' Equity (Deficit)	(449,213)

Total Liabilities and Stockholders' Equity	$109,628

The accompanying notes are an integal part of theses financial statements.

Page - 4

Camelot Entertainment Group, Inc.
Statements of Operations
(Unaudited)

					From
					Inception on
					April 21, 1999
	For the Three Months Ended,		For Six Months Ended,		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006

REVENUE	$-	$-	$-	$-	$58,568

Total Revenue	$-	$-	$-	$-	$58,568

EXPENSES
Costs of services					95,700
Sales and Marketing					53,959
Research & Development					252,550
General & Administrative	202,956	486,174	393,716	603,270	8,986,284
Impairment of assets					2,402,338
Impairment of investments in
other companies					710,868

Total Expenses	202,956	486,174	393,716	603,270	12,501,699

NET OPERATING LOSS	(202,956)	(486,174)	(393,716)	(603,270)	(12,443,131)

OTHER INCOME (EXPENSES)

Interest (Expense)	-	-	-	-	(9,294)
Other income (expense)	-	-	-	-	(21,652)
Gain on extinguishment of debt	-	-	-	-	255,500

Total Other Income (Expenses)	-	-	-	-	224,554

NET LOSS	$(202,956)	$(486,174)	$(393,716)	$(603,270)	$(12,218,576)

BASIC LOSS PER COMMON SHARE	(0.0022)	(0.0062)	(0.0042)	(0.0081)	$(0.29)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	93,649,589	79,013,587	93,649,589	74,582,002	42,178,165

The accompanying notes are an integral part of these financial statements.

Page - 5

Camelot Entertainment Group, Inc.
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			April 21, 1999
	For Six Months Ended,		through
	June 30,	June 30,	30-Jun
	2006	2005	2006

OPERATING ACTIVITIES

Net (loss) income for the period	$(393,716)	$(603,270)	$(12,218,576)

Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Value of options expensed	-		351,000
Gain on extinguishment of debt	-		(255,500)
Depreciation			3,997
Amortization of deferred compensation	-		1,538,927
Common Stock issued for debt			194,171
Common Stock issued for services	-	384,843	1,939,732
Common Stock issued for expense reimbursement	-	55,462	354,788
Common Stock issued for technology			19,167
Impairment of investments in other companies	-		710,868
Impairment of assets			2,628,360
Prepaid services expensed	2,392		531,429
Expenses paid through notes payable proceeds			66,489
Loss on disposal of property and equipment			5,854
Preferred Stock issued to shareholder			3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	(20,626)	(9,615)	(22,622)
Increase (decrease) in accounts payable & other a/p	182,891	(27,825)	301,358
Increase (decrease) in due to officers	-	-	-
Net Cash provided (used) by operating activities	(229,059)	(200,405)	(484,558)

Cash flows from investing activities:
Purchase of fixed assets			$(6,689)
Purchase of assets-Script Costs	(60,000)		(78,800)
Cash provided (used) from investing activities	(60,000)		$(85,489)

Cash flows from financing activities:
Contributed capital			25,500
Advanced from affiliate/shareholder loans for cash flow	294,292	200,013	521,968

Proceeds from issuance of common stock			30,835
Incease (decrease) in notes payable	(4,477)		(4,477)

Cash provided (used) in financing activities	289,815	200,013	573,826

Increase (decrease) in cash	756	(392)	3,779

Cash at beginning of period	3,023	1,140	0

Cash at the end of the period	$3,779	$748	$3,779

The accompanying notes are an integal part of theses financial statements.

Page - 6

Camelot Entertainment Group, Inc.
Statements of Cash Flows
(Unaudited)
(continued)
			From
			Inception on
			April 21, 1999
	For the Year Ended		through
	June 30,	June 30,	30-Jun
	2005	2004	2006
Supplemental Cash Flow Information

Interest Paid	0	0	$31,000

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Issuance of common stock for
property and equipment	0	0	$1,153,162

Issuance of common stock
for licensed technology	0	0	938,000

Purchase of Treasury Stock	0	0	2,400

Issuance of common stock
for debt	0	0	40,000

Purchase of licensed technology
for debt to seller	0	0	250,000

Issuance of common stock for prepaid
and other assets	0	0	1,726

Prepayment of services for
common stock	0	0	2,046,000

Investments in other
companies	0	0	710,000

Conversion of debt to
common stock	0	0	225,500

Forgiveness of debt by
stockholder	0	0	31,489

The accompanying notes are an integral part of these financial statements

Page - 7

Camelot Entertainment Group, Inc.
Statements of Stockholders' Equity (Deficit)
(Unaudited)
						(Deficit)
						Accumulated
	Common Stock		Preferred Stock		Additional	During
					Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at January 1, 2004	33,856,433	33,857	0	0	5,464,539	-6,059,442	0	0	-561,046

Shares issued for services	100,000	100			2,900				3,000
Shares issued for financing	6,791,287	6,791			196,948				203,739
Subscriptions receivable for financing agreement	0	0					-116,069		-116,069
Net (loss) for the three months ended March 31, 2004	0	0				-131,681			-131,681
Balance at March 31, 2004	40,747,720	$40,748	$0	$0	$5,664,387	(6,191,123.00)	($116,069)	$0	($602,057)
Share issued for services	24,009,000	24,009			1,085,500				1,109,509

Share issued for financing	7,604,562	7,605	0	0	221,460		(316,003)		(86,938)
Advances offset sub a/r							174,000		174,000
Shares issued for debt	1,000,000	1,000	0	0	39,000				40,000

Shares issued for amt due	1,589,927	1,590	0	0	47,000				48,590
Value of option exercised					351,000				351,000
Net (loss)						(1,161,756)			(1,161,756)
Balance as of December 31, 2004	74,951,209	74952	0	0	7408347	(7,324,719)			158,580

Net (loss) 1st quarter						(117,096)			(117,096)

Balance at March 31, 2005	74,951,209	74,952	$0	$0	7,408,347	(7,441,815)	(258,072)	$0	(216,588)

Shares issued for	4,000,000	4,000	0	0	216,000	0			220,000
consulting services

Shares issued for	2,276,033	2,276	0	0	187,568	0			189,844
officers salaries

Shares issued to	1,848,723	1,849	0	0	79,078	0			80,927
Eagle for expenses paid
Net Loss						(486,174)			(486,174)
Subtotals for 2nd quarter	8,124,756	8,125	0	0	482,646	0			4,597

Balance at June 30, 2005	83,075,965	83,076	0	0	7,890,993	(7,927,989)	(258,072)		(211,991)

Net Loss						$(127,024)			$(127,024)
Balance at Sept 30, 2005	83,075,965	83,076	0	0	7,890,993	$(8,055,013)	($258,072)		(339,015)

Shares issued for	233,547	233	0	0	9,767				10,000
consulting services

Shares issued for	3,538,263	3,538	0	0	171,462				175,000
officers salaries

Shares issued to	1,452,662	1,453	0	0	118,219				119,672
Eagle for expenses paid

Shares issued to Eagle	1,762,271	1,762			120,991				122,753
20% of shares issued
Shares issued for	3,586,881	3,587			256,354				259,943
Shareholder loans 2005
Net Loss 4th Quarter						$(3,769,845)			(3,769,845)
Class A Preferred Stock issued			5,100,000	5,100	555,900				561,000
Class B Preferred Stock issued			5,100,000	5,100	2,799,900				2,805,000

Balance at Dec 31, 2005	93,649,589	93,649	10,200,000	10,200	11,923,586	(11,824,858)	-258,072		(55,496)

Net Loss						(190,762)

Balance at March 31, 2006	93,649,589	93,649	10,200,000	10,200	11,923,586	(12,010,620)	-258,072		(241,259)

Net Loss						(202,956)

Balance at June 30, 2006	93,649,589	93,649	10,200,000	10,200	11,923,586	(12,218,576)	-258,072		(449,213)

The accompanying notes are an integal part of theses financial statements.

Page - 8

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED, JUNE 30, 2006

1.	ORGANIZATION AND BASIS OF PRESENTATION

Camelot Entertainment Group, Inc. (the Company), a Delaware corporation, is comprised of three divisions: Camelot Film Group, which develops, produces, markets and distributes motion pictures; Camelot Studio Group, which is currently proceeding with a major studio development; and Camelot Production Services Group, which is involved with a number of various motion picture related projects, including technology, consulting and bridge financing, was originally incorporated under a different name with the intention of providing services and resources to entrepreneurs looking to launch novel products and ventures worldwide in exchange for an interest in the startup ventures. The Company brought in new management and was restructured in 2003 prior to changing its name to Camelot Entertainment Group in 2004.

The Company’s original activities from inception through its restructuring in 2003 consisted of raising capital, recruiting a management team and entering into ventures and alliances with Affiliates. The Company substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. As of December 31, 2002, the Company had written-off all of its investments due to impairments in the carrying value of the assets. Since inception, impairment of investments in other companies and of long-lived assets accounts for approximately 65% of the Company’s net losses. Since March of 2003, the Company’s activities have consisted of developing and implementing its business model, recruiting executives and staff, entering into various contracts with producers, writers and directors of motion pictures, establishing its distribution company, negotiating potential acquisitions, developing its studio project and taking steps to raise additional capital.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenues, has experienced material operating losses and has a stockholders’ deficit. Unless rectified in the next year, these conditions, combined with failing to secure a successful source of additional financial resources, could raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current financial situation consist of seeking additional financial resources from existing investors or others in implementing its new business model. However, instability in the stock price may make it difficult to find parties willing to accept the Company’s restricted shares of common stock in exchange for cash and or services required to execute its Plan of Operation. There is no assurance that such resources would be made available to the Company, or that they would be on financially viable terms.

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

Page - 9

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED, JUNE 30, 2006
(continued)

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

Loss Per Common Share

The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at June 30, 2006.

Revenue Recognition

Revenue consists of professional services. Revenues for services are recognized when the services are rendered. The amounts of such revenues are recorded based on the value of compensation received for the services. In the Company's current operations, compensation to the Company has consisted of stock in start up companies to whom the services were rendered.

Page - 10

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED, JUNE 30, 2006
(continued)

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. While Eagle has advanced the Company $294,292 during the first and second quarter of 2006, it appears unlikely that such funding will be enough to implement the Company's Plan of Operation beyond the current fiscal year unless that agreement is extended. As a result, the Company may be in a position where it will need to find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Page - 11

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED, JUNE 30, 2006
(continued)

5. ADVANCES FROM AFFILIATE

During the first and second quarter of 2006, the Company had not issued common shares to Affiliate. The Affiliate’s cash advances for the first and second quarter of $294,292 were covered under an agreement in which the Affiliate must fund the Company’s cash flow deficits over the period specified in the agreement. These advances were for general and administrative costs, cost of screenplays, prepaid exhibitors space for the quarter, and studio development costs.

6. DUE TO OFFICERS

As of June 30, 2006, $225,000 was due to officers for salaries during the first and second quarter. No other amounts are currently due.

7. COMMON STOCK

No common stock was issued during the first or second quarter of 2006.

8. RELATED PARTY TRANSACTIONS

On March 30, 2003, the Company entered into an agreement with an Affiliate whereby the Company will issue 20% of its outstanding common shares in exchange for services and advances. No shares were issued during the first or second quarter of 2006. The Affiliate paid $294,292 in expenses on behalf of the Company during the first and second quarter of 2006.

8. SUBSEQUENT EVENTS

During the second quarter, Camelot Entertainment Group, Inc. entered into an agreement with Elemental Pictures (a South African film company) to potentially purchase the company. The company expects to make a formal announcement regarding the transaction in September 2006.

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

The Company has an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. While Eagle has advanced the Company $294,292 during the first and second quarter of 2006, it appears unlikely that such funding will be enough to implement the Company's Plan of Operation beyond the current fiscal year unless that agreement is extended. As a result, the Company may be in a position where it will need to find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Page - 16

PLAN OF OPERATION

OVERVIEW

The Company was incorporated in Delaware on October 12, 1999. In March, 2003, the Company underwent a restructuring which resulted in a new management team and a new business model. During May 2004, we changed our name to Camelot Entertainment Group, Inc. (“CMEG”), and changed our business model from pursuing a new approach to venture formation to pursuing a new approach to developing, producing, marketing and distributing motion pictures.

CMEG is comprised of three divisions: Camelot Film Group, Camelot Studio Group, and Camelot Production Services Group.

CAMELOT FILM GROUP

Camelot Film Group is also comprised of three divisions, Camelot Films, Camelot Features and Camelot Distribution.

Camelot Films’ business model embraces the Camelot Studio Model (or "CSM"), which provides for the development, production, marketing and distribution of motion pictures utilizing a unique financial and operational structure. The CSM attempts to combine the efficiencies realized by studios of the early 1900s, with the artistic focus and diversity of today's independent productions. Using this approach, the Company believes the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CSM extends the pre-production cycle substantially, increases the amount of time allocated for principal photography and begins the post production process from the start to reduce costs while simultaneously increasing quality. Add in other features such as financial transparency, annualized employment and the utilization of CMEG common stock and the entire process begins to run efficiently, minimizing expenses while giving CMEG the potential to generate maximum revenues.

Similarly, whereas a low-budget picture is severely limited by the types of postproduction technology used, due to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum of 12 original motion pictures each year as part of a three year slate which should produce a minimum of 36 films per slate. The ultimate goal of the CSM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost. The term frequently used by CMEG is “films with a budget.” All of the CSM product should be distributed by our distribution division.

Camelot Features’ business model inherits many of Camelot Film’s main points, including financial transparency, the utilization of CMEG common stock, utilization of technology and increased pre-production time while focusing on motion pictures in all budget ranges. Many of the projects developed and or acquired by CMEG may not fit into the CSM. These types of projects might include documentaries, special effect based films, movies with major stars and other productions which require larger budgets due to subject matter, market requirements and genres.

Camelot Features operations will in many ways mirror the typical current day production company, which either develops or acquires a property, packages the project by adding director and cast, and then funds the film by using a wide assortment of funding techniques, including equity, loans, bridge financing, gap financing, pre-sales and incentives. Whenever possible, product produced under this division should be distributed by our distribution company. In some cases, certain films will require a major distributor due to the size of release, marketing and advertising requirements. In other cases, some or all of the financing may come from another distributor, necessitating alternate distribution.

Page - 17

Camelot Distribution is comprised of two divisions, Camelot Domestic and Camelot International. Our distribution company will handle all aspects of distribution for films produced under the Camelot Films banner, and whenever possible for films produced under the Camelot Features banner. Camelot Domestic will be responsible for United States and Canada theatrical and ancillary market releases, including DVD, television, cable, satellite, hand held devices, internet, PPV, VOD and other domestic distribution outlets. Camelot International will be responsible for international theatrical and ancillary market releases, focusing primarily on foreign theatrical, television and DVD. In certain circumstances, cable, satellite, hand held devices, internet, PPV, VOD and other international distribution outlets will be serviced through this division, depending upon release dates and patterns, contractual obligations and market conditions.

CAMELOT STUDIO GROUP

Camelot Studio Group is solely focused on the development, design, planning, building, completion and operation of our major production studio, which we are currently developing in the Western United States. The studio, when completed, will be the permanent home for CMEG, with all production emanating from the facility. In addition to at least 12 sound stages and support buildings, the studio complex will include office buildings and other amenities designed to make the site a home for current and future filmmakers “Where Filmmaking Dreams Come True.” A formal announcement is expected during the third quarter of 2006.

CAMELOT PRODUCTION SERVICES GROUP

Camelot Production Services Group is comprised of three divisions, technology, consulting and financial services. Our technology division is focused on enabling CMEG to utilize the best and most up-to-date technology available in order to enable our production team to produce the highest quality product achievable under our business model. In addition, our technology team is directly involved in future technology encompassing all aspects of production and distribution. Our consulting division is designed to assist producers, writers, directors, cast, crew members, distributors and other production companies in various aspects of the filmmaking process, including assistance in all phases of physical production, delivery and collection. Our financial services division is currently focusing on late stage bridge financing. An announcement on this program is expected during the fourth quarter of 2006.

Note on Historical Operations

Our historical operations prior to becoming a motion picture company consisted primarily of attempting to provide support, organization and restructuring services to other development stage companies. Due to the complete and drastic change in our business focus, from seeking to aid development stage companies to our current focus of producing, distributing and marketing original motion pictures, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you read the discussion in connection with the audited financial statements, the unaudited interim financials and the related notes included elsewhere in this quarterly report in addition to thoroughly reading our current plan of operations.

Camelot Films: Our View of the Steps Required for Motion Picture Commercialization

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

Page - 18

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

President and Chief Executive Officer Robert P. Atwell, has worked extensively in financing, producing and directing original motion pictures and television programs. This experience led our management to a number of beliefs upon which our planned business model should be founded. These key views are:

·	The manner in which development and pre-production activities are managed can have the largest impact on both the quality, or creative content, and the cost of creating a motion picture.

·
There are a number of factors that make it difficult for most motion pictures to invest large amounts of time and a proportionally large share of a motion picture’s overall budget into development and pre-production activities.

·
The factors that make it difficult for many motion picture projects to invest a major share of a film’s time and financial resources into development and pre-production activities may have created a pervasive business culture that emphasizes moving projects towards principal photography too quickly.

·	A very small percentage of all writers that want to have their screenplays become completed motion picture projects will ever realize this ambition.

·	A very small percentage of all directors will participate in principal photography in any given year.

·	The percentage of qualified actors that never have the opportunity to participate in a completed original motion picture that is released commercially is substantial.

·	There are large periods of unemployment for many individuals involved in motion picture production.

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

Page - 19

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

·
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

·
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

·
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

Page - 20

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

Our Strategy of Developing and Utilizing In-house Distribution Expertise

A number of new distribution channels have increased the means by which motion picture product can be consumed and, therefore, the potential channels for revenue. These channels include theatrical or box office, video cassette, DVD, pay-per-view television, cable television, network television, television syndication, hand held devices, internet, PPV, VOD, IPTV, non-theatrical outlets, such as in-flight movies, and international channels. With so many new distribution channels available, it my seem surprising that pictures with smaller budgets still find it so difficult to get their films in front of audiences. Our management believes this pervasive problem is primarily due to two difficult obstacles to overcome.

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

SIX MONTHS ENDED JUNE 30, 2006, COMPARED TO SIX MONTHS ENDED JUNE 30, 2005:

The Company did not generate any revenue during the six months ended, June 30, 2006 and June 30, 2005.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $ 8,987,093 of general and administrative expenses since its inception. General and administrative expenses were $ 394,525 for the six months ended June 30, 2006, respectively, compared to $603,270 for the six months ended June 30, 2005. Decreases during this period are due mainly to reduction in the costs at the Cannes Film Festival. In May 2005 costs related to this film festival of $195,000 for professional services, $86,752 for marketing costs and $37,666 for travel costs compared to $8,170 in Marketing costs and $24,107 in travel costs for May 2006.

The general and administrative expenses for the six months ended June 30, 2006 were primarily comprised of $285,000 for officers compensation, professional fees of $45,927, marketing costs of $8,170, travel and lodging costs for industry trade shows of $24,107, corporate and stock fees of $8,343 and other expenses of $22,978. Additionally, $60,000 in screenplay costs, which were capitalized. These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

Total General and Administrative expenses of $394,525 are for the six months ended June 30, 2006.

Professional services rendered by financial, film directors, screenplay fees, producers and distributors and costs related to the studio development were incurred during the six month ended, June 30, 2006 and were incurred during the same period of 2005. The expenses were incurred as a result of the Company’s efforts to develop a working management team to assist in completing the operation plan for the company.

Page - 23

LIQUIDITY AND CAPITAL RESOURCES

We have a limited history of operations as a film production and distribution company. We believe that, due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. This quarter, Eagle has advanced the Company a total, including interest, of $294,292. The funding commitment from Eagle should cover all of our operating expenses for the remaining six months of 2006.

Further, we are in the process of preparing various financial offerings as we gear up all three divisions of CMEG, including a 506 offering for operating overhead, an SB-2 registration statement for the purpose of funding our initial slate of pictures and a major funding offering in connection with the studio project. If the anticipated slate funding is successful, it is our goal to have between 10 and 12 motion pictures in various stages of development or production within 12 months. In the event we are unable to complete the funding, we could have to delay our slate until such time as the necessary funding is acquired.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have an Accumulated Deficit and we have a Limited History of Operations as a Motion Picture Company

  We have incurred losses in each operating period since our inception on October 12, 1999. Operating losses may continue, which could adversely affect financial results from operations and stockholder value, and there is a risk that we may never become profitable.

  As of June 30, 2006, we have an accumulated deficit of $12,219,385, the majority of which related to our previous activities as a business development organization, and some of which relates to our current activities as a motion picture production, marketing and distribution entity. There can be no assurance that our management will be successful in managing the Company as a motion picture production, distribution and marketing concern.

We expect to have a need for Additional Financing

  As of June 30, 2006 we had a working capital deficit of $450,022. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Page - 24

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

Page - 25

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

Page - 27

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

Page - 28

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

Page - 29

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

Page - 30

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

On December 30, 2005 the company issued the following shares, 3,538,263 to officers for services performed during 2005, 1,452,662 to Eagle Consulting Group, Inc. for expenses paid on behalf of the company during the third and fourth quarter of 2005, 3,586,881 shares to Eagle Consulting Group for loans made to the company for expenses paid on behalf of the company during 2005 and 1,452,662 shares to Eagle Consulting Group, Inc. in according with their agreement to pay for all operational expenses during the year 2005.

Shares issued as of June 30, 2006, common shares 93,649,589, Class A preferred stock 5,100,000 and Class B preferred stock 5,100,000. No shares have been issued during the first or second quarter of 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

Page - 31

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

August 15, 2006

Page - 32

Exhibit 31
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

 Date: August 15, 2006
/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer

Page - 33

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

August 15, 2006

/s/George Jackson
George Jackson
Chief Financial Officer

Page - 34

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Camelot Entertainment Group, Inc. (“Camelot”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert P. Atwell, President and Chief Executive Officer of Camelot Entertainment Group, Inc. and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Camelot Entertainment Group, Inc..

/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer

August 15, 2006

Page - 35

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Camelot Entertainment Group, Inc. (“Camelot”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Jackson, President and Chief Financial Officer of Camelot Entertainment Group, Inc. and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Camelot Entertainment Group, Inc..

/s/George Jackson
George Jackson
Chief Financial Officer
August 15, 2006

Page - 36