Form 10QSB
period 2006-09-30
Camelot Entertainment Group, Inc.
filed 2006-11-14
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For nine months ended, September 30, 2006
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
Yes ☒ No ☐

As of Septmber 30, 2006, the Registrant had outstanding 93,649,589 shares of Common Stock, $0.001 par value.

Page - 1

CAMELOT ENTERTAINMENT GROUP, INC.
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Balance Sheet as of September 30, 2006

Statements of Operations from inception and for the three and nine months ended September 30, 2006 and 2005

Statements of Cash Flows from inception and for the three and nine months ended September 30, 2006 and 2005

Statements of Changes in Stockholders’ Equity from inception and for the three and nine months ended September 30, 2006 and 2005

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

Page - 3

Camelot Entertainment Group, Inc.
Balance Sheet

ASSETS
September 30,
2006
Unaudited
Current Assets
Cash	$876
Prepaid Expenses	17,894

Total Current Assets	18,770

Investments

Scripts Costs	113,300

Subtotal	113,300

Total Assets	$132,070

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and accrued liabilities	$377,324

Stockholder advances	401,982

Total Current Liabilities	779,306

Total Liablilities	779,306

Stockholders' Equity (Deficit)
Common Stock; Par Value $.001 Per Share; Authorized
150,000,000 Shares; 93,649,589 Shares
Issued and Outstanding.	93,649

Class A Convertible Preferred Stock; Par Value $.001 per share	5,100
Authorized, issued and outstanding 5,100,000 shares

Class B Convertible Preferred Stock; Par Value $.001 per share	5,100
Authorized, issued and outstanding 5,100,000 shares

Subscription Receivable	(258,072)

Capital in Excess of Par Value	11,923,586
Deficit Accumulated During the Development Stage	(12,416,599)

Total Stockholders' Equity (Deficit)	(647,236)

Total Liabilities and Stockholders' Equity (Deficit)	$132,070

The accompanying notes are an integal part of theses financial statements.

Page - 4

Camelot Entertainment Group, Inc.
Statements of Operations
Unaudited

					From
					Inception on
					April 21, 1999
	For the Three Months Ended,		For Nine Months Ended		through
	30-Sep	30-Sep	30-Sep	30-Sep	September 30,
	2006	2005	2006	2005	2006

REVENUE	$-	$-	$-	$-	$58,568

Total Revenue	$-	$-	$-	$-	$58,568

EXPENSES
Costs of services					95,700
Sales and Marketing					53,959
Research & Development					252,550
General & Administrative	198,022	127,024	591,740	730,295	9,184,302
Impairment of assets					2,402,338
Impairment of investments in
other companies					710,868

Total Expenses	198,022	127,024	591,740	730,295	12,699,721

NET OPERATING LOSS	(198,022)	(127,024)	(591,740)	(730,295)	(12,641,153)

OTHER INCOME (EXPENSES)

Interest (Expense)	-	-	-	-	(9,294)
Other income (expense)	-	-	-	-	(21,652)
Gain on extinguishment of debt	-	-	-	-	255,500

Total Other Income (Expenses)	-	-	-	-	224,554

NET LOSS	$(198,022)	$(127,024)	$(591,740)	$(730,295)	$(12,416,599)

BASIC LOSS PER COMMON SHARE	(0.0021)	(0.0016)	(0.0063)	(0.0098)	$(0.29)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	93,649,589	83,075,965	93,649,589	83,075,965	42,178,165

The accompanying notes are an integral part of these financial statements.

Page - 5

Camelot Entertainment Group, Inc.
Statements of Cash Flows
Unaudited

			From
			Inception on
			April 21, 1999
	For Nine Months Ended		through
	September 30,	September 30,	September 30,
	2006	2005	2006

OPERATING ACTIVITIES

Net (loss) income for the period	$(591,740)	$(730,295)	$(12,416,599)

Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Value of options expensed	-		351,000
Gain on extinguishment of debt	-		(255,500)
Depreciation			3,997
Amortization of deferred compensation	-		1,538,927
Common Stock issued for debt			194,171
Common Stock issued for services	-	384,843	1,939,732
Common Stock issued for expense reimbursement	-	55,462	354,788
Common Stock issued for technology			19,167
Impairment of investments in other companies	-		710,868
Impairment of assets			2,628,360
Prepaid services expensed	2,392		531,429
Expenses paid through notes payable proceeds			66,489
Loss on disposal of property and equipment			5,854
Preferred Stock issued to shareholder			3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	(11,195)	(18,615)	(18,810)
Increase (decrease) in accounts payable & other a/p	290,914	55,876	409,381
Increase (decrease) in due to officers	-	-	-
Net Cash provided (used) by operating activities	(309,629)	(252,729)	(570,745)

Cash flows from investing activities:
Purchase of fixed assets			$(6,689)
Purchase of assets-Script Costs	(94,500)	(12,400)	(113,300)
Cash provided (used) from investing activities	(94,500)	(12,400)	$(119,989)

Cash flows from financing activities:
Contributed capital			25,500
Advanced from affiliate/shareholder loans for cash flow	401,982	264,512	629,658
-
Proceeds from issuance of common stock			30,835
Incease (decrease) in notes payable	0		-

Cash provided (used) in financing activities	307,482	264,512	570,481

Increase (decrease) in cash	(2,147)	(617)	(264)

Cash at beginning of period	3,023	1,140	1,140

Cash at the end of the period	$876	$523	$876

Page - 6

Camelot Entertainment Group, Inc.
Statement of Cash Flows
(Unaudited)

		From
		Inception on
		April 21, 1999
For Nine Months Ended		through
September 30,	September 30,	September 30,
2006	2005	2006

Supplemental Cash Flow Information

Interest Paid	0	0	$31,000

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Issuance of common stock for
property and equipment	0	0	$1,153,162

Issuance of common stock
for licensed technology	0	0	938,000

Purchase of Treasury Stock	0	0	2,400

Issuance of common stock
for debt	0	0	40,000

Purchase of licensed technology
for debt to seller	0	0	250,000

Issuance of common stock for prepaid
and other assets	0	0	1,726

Prepayment of services for
common stock	0	0	2,046,000

Investments in other
companies	0	0	710,000

Conversion of debt to
common stock	0	0	225,500

Forgiveness of debt by
stockholder	0	0	31,489

The accompanying notes are an integral part of these financial statements

Page - 7

Camelot Entertainment Group, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

						(Deficit)
						Accumulated
	Common Stock		Preferred Stock		Additional	During
					Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at January 1, 2004	33,856,433	33,857	0	0	5,464,539	-6,059,442	0	0	-561,046

Shares issued for services	100,000	100	-	-	2,900	-	-	-	3,000
Shares issued for financing	6,791,287	6,791	-	-	196,948	-	-	-	203,739
Subscriptions receivable for financing agreement	0	0	-	-	-	-	-116,069	-	-116,069
Net (loss) for the three months ended March 31, 2004	0	0	-	-	-	-131,681	-	-	-131,681
Balance at March 31, 2004	40,747,720	$40,748	$0	$0	$5,664,387	(6,191,123.00)	($116,069)	$0	($602,057)
Share issued for services	24,009,000	24,009	-	-	1,085,500	-	-	-	1,109,509

Share issued for financing	7,604,562	7,605	0	0	221,460	-	(316,003)	-	(86,938)
Advances offset sub a/r	-	-	-	-	-	-	174,000	-	174,000
Shares issued for debt	1,000,000	1,000	0	0	39,000	-	-	-	40,000

Shares issued for amt due	1,589,927	1,590	0	0	47,000	-	-	-	48,590
Value of option exercised	-	-	-	-	351,000	-	-	-	351,000
Net (loss)	-	-	-	-	-	(1,161,756)	-	-	(1,161,756)
Balance as of December 31, 2004	74,951,209	74952	0	0	7408347	(7,324,719)	-	-	158,580

Net (loss) 1st quarter	-	-	-	-	-	(117,096)	-	-	(117,096)

Balance at March 31, 2005	74,951,209	74,952	$0	$0	7,408,347	(7,441,815)	(258,072)	$0	(216,588)

Shares issued for	4,000,000	4,000	0	0	216,000	0	-	-	220,000
consulting services

Shares issued for	2,276,033	2,276	0	0	187,568	0	-	-	189,844
officers salaries

Shares issued to	1,848,723	1,849	0	0	79,078	0	-	-	80,927
Eagle for expenses paid
Net Loss					-	(486,174)	-	-	(486,174)
Subtotals for 2nd quarter	8,124,756	8,125	0	0	482,646	(486,174)	-	-	4,597

Balance at June 30, 2005	83,075,965	83,076	0	0	7,890,993	(7,927,989)	(258,072)	-	(211,991)

Net Loss	-	-	-	-	-	$(127,024)	-	-	$(127,024)
Balance at Sept 30, 2005	83,075,965	83,076	0	0	7,890,993	$(8,055,013)	($258,072)	-	(339,015)

Shares issued for	233,547	233	0	0	9,767	-	-	-	10,000
consulting services

Shares issued for	3,538,263	3,538	0	0	171,462	-	-	-	175,000
officers salaries

Shares issued to	1,452,662	1,453	0	0	118,219	-	-	-	119,672
Eagle for expenses paid

Shares issued to Eagle	1,762,271	1,762	-	-	120,991	-	-	-	122,753
20% of shares issued
Shares issued for	3,586,881	3,587	-	-	256,354	-	-	-	259,943
Shareholder loans 2005
Net Loss 4th Quarter	-	$-	$-	$-	$-	$(3,769,845)	$-	$-	$(3,769,845)
Class A Preferred Stock issued	-	-	5,100,000	5,100	555,900	-	-	-	561,000
Class B Preferred Stock issued	-	-	5,100,000	5,100	2,799,900	-	-	-	2,805,000

Balance at Dec 31, 2005	93,649,589	93,649	10,200,000	10,200	11,923,586	(11,824,859)	(258,072)	-	(55,496)

Net Loss	-	-	-	-	-	(190,762)	-	-	-

Balance at March 31, 2006	93,649,589	93,649	10,200,000	10,200	11,923,586	(12,015,621)	(258,072)	-	(246,257)

Net Loss	-	-	-	-	-	(202,956)	-	-	-

Balance at June 30, 2006	93,649,589	93,649	10,200,000	10,200	11,923,586	(12,218,576)	(258,072)	-	(449,213)

Net Loss	-	-	-	-	-	(198,022)	-	-	-

Balance at September 30, 2006	93,649,589	93,649	10,200,000	10,200	11,923,586	(12,416,599)	(258,072)	-	(646,960)

The accompanying notes are an integral part of these financial statements

Page - 8

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED, September 30, 2006

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

Page - 9

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED, September 30, 2006

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

Loss Per Common Share

The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at September 30, 2006.

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

Page - 10

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED, September 30, 2006

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. In view of these matters, the Company has undergone a series of negotiations to obtain additional equity financing to enable it to achieve its strategic objectives. The Company has an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. While Eagle has advanced the Company $401,982 during the first, second and third quarter of 2006, it appears unlikely that such funding will be enough to implement the Company's Plan of Operation during the remaining nine months of 2006 and beyond. As a result, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. COMMITMENTS AND CONTINGENCIES

The Company is delinquent on obligations to various vendors. Accounts payable and accrued expenses balances over 90 days past due as of September 30, 2006 was $39,549. The Company believes it has identified and accrued for all valid claims from creditors, consultants, stock option adjustments and vendors. Although there have been no specific disputes over these matters and related amounts, these third parties may assert additional claims as the Company attempts to settle all past due obligations.

The Company also has a non-dilution commitment with an Affiliate to issue 20% of all newly issued common shares to the Affiliate in exchange for funding cash flow deficits over the period specified in the agreement. The Company has not issued shares this quarter to this Affiliate.

5. ADVANCES FROM AFFILIATE

During the first and second and third quarter of 2006, the Company had not issued common shares to Affiliate. The Affiliate’s cash advances for the first and second and third quarter of $401,982 were covered under an agreement in which the Affiliate must fund the Company’s cash flow deficits over the period specified in the agreement. These advances were for general and administrative costs, cost of screenplays and prepaid exhibitors space for the quarter.

6. DUE TO OFFICERS

As of September 30, 2006, $337,500 was due to officers for salaries during the first, second and third quarter. No other amounts are currently due.

7. COMMON STOCK

No common stock was issued during the first, second or third quarter of 2006.

8. RELATED PARTY TRANSACTIONS

On March 30, 2003, the Company entered into an agreement with an Affiliate whereby the Company will issue 20% of its outstanding common shares in exchange for services and advances. No shares were issued during the first, second or third quarter of 2006. The Affiliate paid $401,982 in expenses on behalf of the Company during the first and second quarter of 2006.

Page - 11

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

Capital Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances from January 1, 2006 to September 30, 2006 total $408,982 including interest. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

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

The Company entered into an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. Eagle has advanced the Company an amount of funds in the first, second and third quarter of 2006, and it appears unlikely that such funding should be enough to meet all of the Company's cash requirements for the remaining quarter in 2006. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Page - 16

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

NINE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005:

The Company did not generate any revenue during the nine months ended, September 30, 2006 and September 30, 2005.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $ 9,184,032 of general and administrative expenses since its inception. General and administrative expenses were $ 591,464 for the nine months ended September 30, 2006, respectively, compared to $730,295 for the nine months ended September 30, 2005. Decreases due mainly to reduction in the costs at the Cannes Film Festival. In May 2005 costs related to this film festival of $195,000 for professional services, $86,752 for marketing costs and $37,666 for travel costs compared to $8,170 in Marketing costs and $24,107 in travel costs for May 2006.

The general and administrative expenses for the nine months ended September 30, 2006 were primarily comprised of $397,500 for officers compensation, professional fees of $90,130, marketing costs of $8,170, travel and lodging costs for industry trade shows of $30,292, corporate and stock fees of $14,807, other professional services (including auditing fees) $25,625 and other expenses of $24,941. Additionally, $94,500 in screenplay costs, which were capitalized. These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

Total General and Administrative expenses of $591,464 are for the nine months ended September 30, 2006.

Professional services rendered by financial, film directors, screenplay fees, producers and distributors were incurred during the nine month ended, September 30, 2006 and were incurred during the same period of 2005. The expenses were incurred as a result of the Company’s efforts to develop a working management team to assist in completing the operation plan for the company.

LIQUIDITY AND CAPITAL RESOURCES

We have no history of operations as a film production and distribution company. We believe that, due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. For the first three quarters of 2006, Eagle has advanced the Company a total, including interest, of $401,982. The funding commitment from Eagle should cover all of our operating expenses for the remaining three months of 2006.

Page - 21

In addition, we have entered into an agreement with Corporate Awareness Professionals, Inc. (“CAP”), which in part provided for the initial purchase of 1,675,000 shares of our $.001 par value common stock through options priced at $0.15 per share for $251,250. In addition, CAP had the option to purchase an additional 1,000,000 shares at $.50 per share for $500,000. Upon purchasing those shares, CAP had the right to purchase up to a maximum of 10% more shares, or 100,000 shares, at $.50 per share. If CAP had exercised all its options, it should have purchased 2,775,000 total shares for $801,250. As of the date of this quarterly report, CAP had not exercised any of its options. All options have expired as of September 30, 2006.

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

  As of September 30, 2006, we have an accumulated deficit of $12,416,324 all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. There can be no assurance that our management will be successful in managing the Company as a motion picture production, distribution and marketing concern.

We expect to have a need for Additional Financing

  As of September 30, 2006 we had a working capital deficit of $646,961. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

Page - 28

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

Shares issued as of June 30, 2006, common shares 93,649,589, Class A preferred stock 5,100,000 and Class B preferred stock 5,100,000, no shares have been issued during the first or second quarter of 2006.

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

November 15, 2006

Page - 30

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

 Date: November 15, 2006
/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer

Page - 31

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

November 15, 2006

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

November 15, 2006

/s/George Jacksonl
George Jackson
Chief Financial Officer

Page - 33

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
November 15, 2006

Page - 34