Form 10KSB
period 2006-12-31
Camelot Entertainment Group, Inc.
filed 2007-04-17
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-30785

CAMELOT ENTERTAINMENT GROUP, INC.
(EXACT NAME OF SMALL BUSINESS REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-2195605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CAMELOT ENTERTAINMENT GROUP, INC.
2020 Main Street, Suite 990
Irvine, California 92614
(Address of principal executive offices) (Zip Code)

(949) 777-1080
Registrant's telephone number, including area code

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:
NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

(TITLE OF CLASS)
COMMON STOCK, PAR VALUE $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The approximate aggregate market value of 22,329,079 Common Stock shares held by non-affiliates of the Registrant, based on 106,655,743 total outstanding shares less 84,326,664 shares held by affiliates. Total non-affiliated shares at a market price of $.07 had a market value of $1,563,036 as of December 31, 2006. Total market value of all outstanding shares was $7,465,902 as of December 31, 2006.

On December 31, 2006, the Registrant had outstanding 106,655,743 shares of Common Stock, $0.001 par value.

The Registrant's revenues for the year ended December 31, 2006 were $0.

DOCUMENTS INCORPORATED BY REFERENCE: SEE ITEM 13

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2006

CAMELOT ENTERTAINMENT GROUP, INC.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background of the Company

We are a vertically integrated media enterprise that creatively conceptualizes, finances, produces, and distributes original entertainment content across various media, including motion pictures, television, interactive gaming, radio and a multitude of digital media channels. We were originally incorporated in Delaware on October 12, 1999 as Dstage.com, Inc. with the intention to provide support, organization and restructuring services to development stage companies. From then, until March 31, 2003, the Company's activities consisted of developing its business plan, raising capital, business plan implementation, recruiting a management team and entering into new ventures and alliances with affiliates. On March 31, 2003, we underwent a restructuring which resulted in a new management team and the adoption of a new business model to pursue the development, production, marketing and distribution of motion pictures. During May 2004, we changed our name to Camelot Entertainment Group, Inc. (“CMEG”), and incorporated its refined business model of developing, producing, marketing and distributing motion pictures, television and digital media. Since inception, we have been in the development stage and our activities have consisted of raising capital, recruiting a management team and entering into ventures and alliances with affiliates. The Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology.

During 2004 and 2005 we acquired three companies, Camelot Films, Inc., a Nevada corporation, Camelot Films, Inc., a California corporation, and Camelot Films, Inc., a Delaware corporation, all of which are our wholly-owned subsidiaries. None of the corporations have current operations, assets or liabilities. Each newly acquired subsidiary will handle a specific area of our business model, including, but not limited to, production services, marketing, distribution and our new family film division.

We also decided during 2004 to establish a family film division which would be dedicated to developing, producing, marketing and distributing specifically family films domestically and internationally. Craig Kitchens was named the new president of this division during the first quarter of 2005. This business named Ferris Wheel Films, Inc., and was incorporated in the state of Nevada in the second quarter of 2005, which is a wholly owned subsidiary of Camelot Entertainment Group, Inc.

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

During fiscal year 2006, with the emergence of our studio group operations, we decided to implement a corporate structure that would feature the parent company, Camelot Entertainment Group, Inc., and three subsidiaries, Camelot Film and Media Group, Camelot Studio Group and Camelot Production Services Group. By establishing three top-level divisions, we will be able to streamline our management efforts in the future, concentrate cost centers and expand revenue potential.

Our Structure

We are comprised of the following three top-level divisions that can act in concert on our projects or autonomously as circumstances warrant.

▪	Camelot Film & Media Group
▪	Camelot Studio Group
▪	Camelot Production Services Group

Camelot Film & Media Group is responsible for all content production and distribution. It is organized into five operational units:

▪	Camelot Films
▪	Camelot Features
▪	Camelot Distribution
▪	Camelot Television
▪	Camelot Digital Media

Camelot Studio Group is solely focused on the development, financing, design, planning, building, completion and operation of the major West Coast production studio, which Camelot is currently proposing to locate in the Advanced Technology & Education Park (“ATEP”) complex in Tustin, California, which would include the following entities:

▪	Studio Development
▪	Business Development
▪	Master Development
▪	Academic Program Development

Camelot Production Services Group is comprised of six divisions:

▪	Technology
▪	Radio and Music
▪	Consulting
▪	Financial Services
▪	Event Management
▪	Publishing

Our New Business Model

The new management team developed a new business model for implementation during 2004 and continued to enhance its model during 2005 and 2006. The plan attempts to combine the efficiencies realized by studios of the early 1900s, with the artistic focus and diversity of today's independent productions. Using this approach, the Company believes the risk-reward relationship facing the typical film project can be dramatically shifted. Three key ingredients of the business model are financial transparency, full-time annualized employment and employee revenue/stock ownership.

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

We believe that only a fraction of the writers, directors, actors and other film production personnel actively seeking motion picture projects are successful in any given year. Similarly, we believe that only a small fraction of films in production in any given year will actually be released and an even smaller percentage will generate profits. As a result, it is our opinion that independent filmmakers are often willing to go to great lengths to get a picture made, sacrificing not only their current standard of living, but also their claim to potential profits made by the film. Despite these concessions, relatively few succeed. Our business model is intended to overcome these obstacles for writers, producers, directors, actors and other personnel that wish to actively participate in original motion picture projects and are willing to accept incentive and stock based compensation for a portion of their efforts, while still receiving full compensation and benefits.

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

Recent Developments

During 2006, we continued the process of implementing our business plan, including beginning the critical process of taking the initial steps which hopefully will result in us securing funding for the Company and our projects. Upon completion of our initial formal business plan, we began the process of preparing our funding documents, including the private placement memorandum and registration statement. Once these documents are finalized, they will be filed with the Securities and Exchange Commission (“SEC”) and various state regulatory agencies. We plan to commence the formal funding process during 2007. Prior to this year we have purchased scripts at a cost of $18,800 and continued to pursue other business development projects. In addition, we have expanded our scope of operations that will hopefully result in significant progress during 2007.

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

Our corporate operating structure continued to evolve during 2006, with shareholders approving the acquisition of three new subsidiaries, Camelot Films, Inc., a Nevada corporation, Camelot Films, Inc., a California corporation, and Camelot Films, Inc., a Delaware corporation. Each of these corporations did become wholly owned subsidiaries of our Company during 2005. None of the corporations have current operations, assets or liabilities. Each newly acquired subsidiary will handle a specific area of our business model, including, but not limited to, production services, marketing, distribution and our new family film division.

We decided during 2004 to establish a family film division which would be dedicated to developing, producing, marketing and distributing specifically family films domestically and internationally. Named Ferris Wheel Films, Inc. the business was incorporated in the state of Nevada in the second quarter of 2005, as a wholly owned subsidiary of Camelot Entertainment Group, Inc. The business model for this new division is similar to our base business model.

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

As part of our plan to enhance our management team, industry veteran Michael Ellis was hired during the first quarter of 2006 as the Chief Operating Officer of Camelot Entertainment Group, Inc. He was also appointed to our Board of Directors. In August 2006, Mr. Ellis was named President of our Camelot Studio Group subsidiary.

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

General. According to the Motion Picture Association’s U.S. Theatrical Market: 2006 Statistics, overall domestic box office revenue was approximately $9.49 billion in 2006. This represents a 5.5% increase in total domestic box office. Global box office reached an all-time high with $25.82 billion in 2006, an 11% increase. Although it fluctuates from year to year (including a moderate decline from 2004 to 2005), the domestic motion picture industry has grown in revenues and attendance over the past 10 years, with box office receipts up 63.7% and admissions up 11.1% from 1995 to 2005. U.S. theater admissions grew 3.3% to 1.45 billion tickets, ending a 3 year downward trend. (However, revenues and attendance numbers remained fairly flat from 2002 to 2005.)

Competition. Major studios have historically dominated the motion picture industry. The term major studios is generally regarded in the entertainment industry to mean: Universal Pictures (“Universal”); Warner Bros.; Twentieth Century Fox; Sony Pictures Entertainment (“Sony”); Paramount Pictures; and The Walt Disney Company (“Disney”). Competitors less diversified than the major studios include Dreamworks SKG, The Weinstein Company, Jerry Bruckheimer Films, Miramax Films, Lions Gate Entertainment Corp., New Line Cinema, Newmarket Films, Motion Picture Distribution LP and IFC Entertainment.

Despite the limited resources generally available to independent studios, independent films have gained wider market approval and increased share of overall box office receipts in recent years. Past successful independent films such as My Big Fat Greek Wedding, Bend It Like Beckham, Saw II and Crash highlight moviegoers’ willingness to support high quality motion pictures despite limited pre-marketing and production budgets.

Product Life Cycle. Successful motion pictures may continue to play in theaters for more than three months following their initial release. Concurrent with their release in the United States, motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels:

Typical Film Release Windows*

	Months After		Approximate
Release Period	Initial Release		Release Period

Theatrical	—		0-3 months
Home video/ DVD (1st cycle)	3-6 months		1-3 months
Pay-per-transaction (pay per-view and video-on-demand)	4-8 months		3-4 months
Pay television	9-12 months	**	18 months
Network or basic cable	21-28 months		18-60 months
Syndication	48-70 months		12-36 months
Licensing and merchandising	Concurrent		Ongoing
All international releases	Concurrent		Ongoing

*	These patterns may not be applicable to every film, and may change with the emergence of new technologies
**	First pay television window.

Production. The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer of the motion picture or the development of an original screenplay based upon a story line or scenario conceived or acquired by the producer. In the development phase, the producer may seek production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget are prepared. At the end of this phase, the decision is made whether or not to “greenlight,” or approve for production, the motion picture.

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

Distribution. The distribution of a motion picture involves the licensing of the picture for distribution or exploitation in various markets, both domestically and internationally, pursuant to a release pattern. These markets include theatrical exhibition, non-theatrical exhibition (which includes airlines, hotels and armed forces facilities), home entertainment (including rental and sell-through of video and DVD), presentation on television (including pay-per-view, pay, network, syndication and basic cable) and marketing of the other rights in the picture and underlying literary property, which may include publishing, merchandising and soundtracks. The domestic and international markets generally follow the same release pattern, with the starting date of the release in the international market varying from being concurrent with the domestic theatrical release to being as long as nine months afterwards. A motion picture typically is distributed by a major studio or one or more distributors that acquire rights from a studio or other producer in one or more markets or media or a combination of the foregoing.

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

The Motion Picture Industry: A More Detailed Overview

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

Intellectual Property

We regard intellectual property as valuable assets and believe that trademarks are an important factor in marketing our products. We have been in the process of trademarking the name “Camelot Films” as a service mark (Serial No. 78558249; Registration No. 19800501). We also plan to copyright and own all motion pictures that we make, which should result in the Company building a library of its own products over time.

Employees

As of December 31, 2006, we have approximately 8 employees. Two of our staff members, both of whom are officers of our company, spend 50% to 80% of their time on matters relating to our company. The other 6 staff members spend anywhere from 10% to 50% of their time on matters relating to our business. The Atwell Group, Inc. is the full time employer of these additional staff members.

Risk Factors

Going Concern

As reflected in Note 1 to the Financial Statements which accompany this annual report, our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

To successfully grow the individual segments of the business, we must decrease our cash burn rate, improve our cash position and the revenue base of each segment, and succeed in our ability to raise additional capital through a combination of primarily public or private equity offering or strategic alliances. We also depend on certain contractors and our executives, and the loss of any of those contractors or executives, may harm our business.

We have no operating history as a motion picture company in which to evaluate our business.

We were incorporated in Delaware on October 12, 1999 as Dstage.com, a business development organization. On April 12, 2004, we announced our intention to change our name to Camelot Entertainment Group, Inc. and our business model to motion picture production, distribution and marketing. We have been unable to fully implement this new business model because of financing constraints. To date, we have no revenue and operating history as a motion picture company upon which an evaluation of our future success or failure can be made. Current company assets may not be suitable for development to the projected forecast for 2007-2008. No assurances of any nature can be made to investors that the company will be profitable. There can be no assurances that our management will be successful in managing the Company as a motion picture production, distribution and marketing company.

We have incurred significant and continuing losses and may not be able to generate revenues to sustain our operations.

We have experienced significant operating losses since our inception on October 12, 1999. We have incurred net losses of approximately $2,348,351 and 4,500,141 respectively in 2006 and 2005, and have an accumulated deficit of $14,173,211 at December 31, 2006, all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity.

We will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with the commencement of income-generating activities (including, but not limited to, salaries of executive, marketing and other personnel). We expect to incur additional losses until such time as we are able to fully implement our new business model and generate sufficient revenues to finance our operations and the costs of expansion. There can be no assurance that the Company will be able to generate such revenues and operate profitably.

We will require additional funds to achieve our current business strategy and our inability to obtain additional financing could cause us to cease our business operations.

Even with the proceeds from this offering, we will need to raise additional funds through public or private debt or sale of equity to achieve our new business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

Our ability to grow our company through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and to fund our operating expenses will depend upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. Our new business plan requires a substantial investment of capital. However, at this time, we can not determine the amount of additional funding necessary to implement such plan. We intend to assess such amount at the time we begin fully implementing our business plan. The production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from our motion pictures, if any. This time lapse requires us to fund a significant portion of our capital requirements from private parties, institutions, and other sources. Although we intend to reduce the risks of our production exposure through strict financial guidelines and financial contributions from broadcasters, sub-distributors, tax shelters, government and industry programs and studios, we cannot assure you that we will be able to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures. If we increase our production slate or our production budgets, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

We have been the subject of a going concern opinion for the fiscal years ended December 31, 2005 and 2004 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the fiscal years ended December 31, 2005 and 2004, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will have to raise additional funds to meet our current obligations and to cover operating expenses through the year ending December 31, 2007. If we are not successful in raising additional capital we may not be able to continue as a going concern.

We are subject to a working capital deficit, which means that our current assets at December 31, 2006, were not sufficient to satisfy our current liabilities.

As of December 31, 2006, we had a working capital deficit of $42,424, which means that our current liabilities of $576,625 exceeded our current assets of $534,201 by that amount on December 31, 2006 Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2006, were not sufficient to satisfy all of our current liabilities on that date. We will have to raise additional capital or debt to fund the deficit or cease operations.

If we are unable to retain the services of our executive officers, Robert P. Atwell, George Jackson, and Michael Ellis, or if we are unable to successfully recruit qualified managerial personnel and employees with experience in business and the motion picture industry, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of our executive officers, Robert P. Atwell, President and Chief Executive Officer, George Jackson, Secretary and Chief Financial Officer, and Michael Ellis, Chief Operating Officer. Loss of the services of any of our executive officers could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the lives of our executive officers.

In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting highly skilled creative and production personnel, including producers, executives, cinematographers, editors, costume designers, set designers, sound technicians, lighting technicians, actors, sales and marketing experts, and legal and accounting experts. Although we expect to find qualified candidates to fill these positions, competition is intense and they may be unwilling to work for us under acceptable terms. This could delay production or reduce the quality of our film projects, which would impair our ability to successfully implement our business model.

Also, many of these positions could require us to hire members of unions or guilds. As a result, our ability to terminate unsatisfactory or non-performing workers could be adversely affected by existing union or guild contracts and regulations. This could cause delays in production of our film projects and significantly increase costs.

There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Mr. Atwell, our President, Chief Executive Officer and Chairman owns a controlling interest in our voting stock and investors will not have any voice in our management.

Mr. Atwell, our President, Chief Executive Officer and Chairman, is the beneficial owner of 62.68% of our issued and outstanding common shares and 100% of each of our Class A Convertible Preferred Stock (“Class A”) and Class B Convertible Preferred Stock (“Class B”). Each share of Class A entitles the holder to 50 votes and each share of Class B entitles the holder to 1,000 votes. In the aggregate, Mr. Atwell is entitled to cast 5,414,440,485 or 99.37% of the votes in any vote by our stockholders. Thus, Mr. Atwell, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

▪	election of our board of directors;
▪	removal of any of our directors;
▪	amendment of our certificate of incorporation or bylaws; and
▪	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position as a director and executive officer, he is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

It is likely that additional shares of our stock will be issued in the normal course of our business development, which will result in a dilutive affect on our existing shareholders.

We will issue additional stock as required to raise additional working capital in order to secure intellectual properties, undertake company acquisitions, recruit and retain an effective management team, compensate our officers and directors, engage industry consultants and for other business development activities.

If we fail to adequately manage our growth, we may not be successful in growing our business and becoming profitable.

We expect our business and number of employees to grow over the next year. We expect that our growth will place significant stress on our operation, management, employee base and ability to meet capital requirements sufficient to support our growth over the next 12 months. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

If we acquire or invest in other businesses, we will face certain risks inherent in such transactions.

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, we could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our securities is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker- dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker-dealers to:

▪	Make a suitability determination prior to selling a penny stock to the purchaser;
▪	Receive the purchaser’s written consent to the transaction; and
▪	Provide certain written disclosures to the purchaser.

Risks Associated with the Motion Picture Production and Distribution Industry

Because the movie industry is intensely competitive and we lack the name recognition and resources of our competitors, we may never generate any revenues or become profitable.

     The motion picture industry is highly competitive. We believe that a motion picture’s theatrical success is dependent upon general public acceptance, marketing technology, advertising and the quality of the production. We intend to produce motion picture productions that normally should compete with numerous independent and foreign productions as well as productions produced and distributed by a number of major domestic companies, many of which are units of conglomerate corporations with assets and resources substantially greater than ours. Some of the production and distribution companies that we will compete with are The Weinstein Company, Jerry Bruckheimer Films, Miramax Films, Lions Gate Entertainment Corp., Sony Pictures Entertainment, Inc., New Line Cinema, a subsidiary of Time Warner, Universal Studios, 20th Century Fox Film Corporation, a subsidiary of News Corp., Buena Vista Motion Pictures Group, a collection of affiliated motion picture studios all subsidiaries of The Walt Disney Company, Paramount Pictures Corporation, a subsidiary of Viacom, and Troma Entertainment, Inc. Most of these competitors are significantly larger than us, have a long-standing business.

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

Since our success depends on the commercial success of our motion pictures, which is unpredictable and highly speculative, we may never generate any revenue or become profitable.

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

Relatively few motion pictures return a profit to investors. There can be no assurance that a motion picture will recoup its production costs. There is a very high degree of risk that any motion picture we may produce will not return all or any portion of our investment.

We intend to distribute our films in foreign countries which may be unpredictable and may have unstable and different governments and/or laws than the U.S.

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

Piracy of the original motion pictures that we plan to produce may reduce our revenues and potential earnings.

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

Our operating results will fluctuate.

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

Our film production budgets may increase and film production spending may exceed such budgets.

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

Our anticipated successive releases of films could place a significant strain on our limited resources.

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

We are smaller and less diversified than most of our competitors.

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

If we are alleged to have infringed on the intellectual property or other rights of third parties it could subject us to significant liability for damages and invalidation of our proprietary rights.

Our business is highly dependent upon intellectual property, a field that has encountered increasing litigation in recent years. If third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and/or restrict our ability to publish and distribute the infringing or defaming content. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could be forced to pay monetary damages and to cease the sale of certain products or the use of certain technology. Any of the foregoing may adversely affect our business.

Risks Related to Our Common Stock and Its Market

If the ownership of our common stock continues to be somewhat concentrated in shares owned by our management, and mainly Mr. Atwell, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of December 15, 2006, Mr. Atwell, our President, Chief Executive Officer and Chairman, and his affiliates, beneficially own or control approximately 99.37% of the votes that may be cast in any stockholder vote. Accordingly, Mr. Atwell and his affiliates will have sole control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This stockholder may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have not, and currently do not anticipate, paying dividends on our common stock.

We have never paid any dividend on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and to expand our business.

There is a limited market for our common stock which makes it difficult for investors to engage in transactions in our securities.

Our common stock is quoted on the OTCBB under the symbol “CMEG”. If public trading of our common stock does not increase, a liquid market will not develop for our common stock. The potential effects of this include difficulties for the holders of our common shares to sell our common stock at prices they find attractive. If liquidity in the market for our common stock does not increase, investors in our company may never realize a profit on their investment.

Our stock is thinly traded, which can lead to price volatility and difficulty liquidating your investment.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years and subsequent interim period, our common stock has traded as low as $0.015 and as high as $0.16. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including actual or anticipated variations in quarterly and annual operating results and general market perception. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our common stock is deemed to be “penny stock”, which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

▪  With a price of less than $5.00 per share;

▪  That are not traded on a “recognized” national exchange;

▪  Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

▪  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities.

The conversion of the promissory notes based on our recent financing is based on an average of our closing bid price of our intra day trading prices of our common stock over a certain period of time prior to conversion and the decrease of the intra day trading price will result in issuance of a significant increase of shares resulting in dilution to our shareholders.

The conversion of the promissory notes in our recent financing is based on the applicable percentage of the average of the lowest three (3) trading prices for the Common Stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days. The price of our common shares may fluctuate and the lower intra-day trading price in the future, will result in a conversion ratio resulting in issuance of a significant amount of our common shares to the promissory note holders. This will result in our present shareholders being diluted.

Future selling by stockholders may impact our stock value through the execution of short sales which may decrease the value of our common stock.

Short sales are transactions in which a selling shareholder sells a security it does not own. To complete the transaction, a selling shareholder must borrow the security to make delivery to the buyer. The selling shareholder is then obligated to replace the security borrowed by purchasing the security at the market price at the time of replacement. The price at such time may be higher or lower than the price at which the security was sold by the selling shareholder. If the underlying security goes down in price between the time the selling shareholder sells our security and buys it back, the selling shareholder will realize a gain on the transaction. Conversely, if the underlying security goes up in price during the period, the selling shareholder will realize a loss on the transaction. The risk of such price increases is the principal risk of engaging in short sales. The selling shareholders in this registration statement could short the stock by borrowing and then selling our securities in the market, and then converting the stock through either the Note or Warrants at a discount to replace the security borrowed. Because the selling shareholders control a large portion of our common stock, the selling shareholders could have a large impact on the value of our stock if they were to engage in short selling of our stock. Such short selling could impact the value of our stock in an extreme and volatile manner to the detriment of other shareholders.

Shares eligible for public sale in the future could decrease the price of our shares of common stock and reduce our future ability to raise capital.

Sales of substantial amounts of shares of our common stock in the public market could decrease the prevailing market price of our common stock. If this is the case, investors in our shares of common stock may be forced to sell such shares at prices below the price they paid for their shares, or in the case of the Investors in the recent financing, prices below the price they converted their notes and warrants into shares. In addition, a decreased market price may result in potential future investors losing confidence in us and failing to provide needed funding. This will have a negative effect on our ability to raise equity capital in the future.

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

 ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 2020 Main Street, Suite 990, Irvine, California 92614. We occupy and share approximately 2,800 square feet of modern executive office space provided to us by The Atwell Group, Inc., a privately-held company owned by Robert P. Atwell, our Chief Executive Officer. The space is leased on an annual basis. The current lease expires on December 31, 2007. We can be reached by calling (949) 777-1090, faxing (949) 777-1091 or emailing info@camelotfilms.com. We invite you to visit our website at www.camelotfilms.com for information about our company, products and services.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, management is not aware of any legal matters threatened or pending against the Company that have not been previously disclosed in one or more of the Company’s filings with the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders for voting during fiscal year 2006.

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

Our common stock is currently quoted on the OTCBB under the symbol “CMEG”. There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years. These quotations as reported by the Pink Sheets reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	Closing Bid
YEAR 2005	High Bid	Low Bid
1st Quarter Ended March 31	$0.020	$0.015
2nd Quarter Ended June 30	$0.060	$0.015
3rd Quarter Ended September 30	$0.040	$0.030
4th Quarter Ended December 31	$0.050	$0.030

YEAR 2006	High Bid	Low Bid
1st Quarter Ended March 31	$0.130	$0.040
2nd Quarter Ended June 30	$0.140	$0.084
3rd Quarter Ended September 30	$0.160	$0.075
4th Quarter Ended December 31	$0.129	$0.060

As of December 31, 2006 the bid share price of our Common Stock was .07 and as of December 31, 2004 the bid share price of our Common Stock was $.19 on the OTCBB. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

Holders

As of December 31, 2006, there were 106,655,743 shares of Common Stock outstanding. On December 31, 2006, there were 115 holders of record of our Common Stock. On December 31, 2005, there were 115 holders of record of our Common Stock. However, we estimate there are approximately 2,300 beneficial owners of our Common Stock. As of December 31, 2005, there were 93,649,589 shares of Common Stock outstanding, and as of December 31, 2004, there were 74,951,209 shares of Common Stock outstanding.

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

During fiscal year 2006, the Company issued the following securities:

The Company issued a total of 5,191,538 shares for accrued officer compensation during fiscal year 2006. The Company issued a total of 1,741,717 restricted common shares at a market value of $117,500 for First Quarter 2006 services, a total of 1,131,746 restricted common shares at a market value of $117,500 for Second Quarter 2006 services, a total of 1,106,190 restricted common shares at a market value of $117,500 for Third Quarter 2006 services, and a total of 1,211,887 restricted common shares at a market value of $117,500 for Fourth Quarter 2006 services. As a result, a total of 5,191,538 shares were issued for officer compensation for the first, second, third and fourth quarters of 2006.

The Company determined that the price per share to be utilized in calculating the total number of shares to be issued in connection with services rendered during the first quarter would be $.067, based upon the average closing bid price of the Company’s shares during the first quarter of 2006.

The Company determined that the price per share to be utilized in calculating the total number of shares to be issued in connection with services rendered during the second quarter would be $.103, based upon the average closing bid price of the Company’s shares during the second quarter of 2006.

The Company determined that the price per share to be utilized in calculating the total number of shares to be issued in connection with services rendered during the third quarter would be $.106, based upon the average closing bid price of the Company’s shares during the third quarter of 2006.

The Company determined that the price per share to be utilized in calculating the total number of shares to be issued in connection with services rendered during the fourth quarter would be $.096, based upon the average closing bid price of the Company’s shares during the fourth quarter of 2006.

As a result of the above, the Company issued the following shares to the following officers:

The Company issued 926,445 shares of the Company’s $.001 par value common stock to Robert P. Atwell for services during the first quarter of 2006;

The Company issued 601,993 Shares of the Company’s $.001 par value common stock to Robert P. Atwell for services during the second quarter of 2006;

The Company issued 588,399 Shares of the Company’s $.001 par value common stock to Robert P. Atwell for services during the third quarter of 2006;

The Company issued 644,621 Shares of the Company’s $.001 par value common stock to Robert P. Atwell for services during the fourth quarter of 2006;

The Company issued 444,694 shares of the Company’s $.001 par value common stock to Michael Ellis for services during the first quarter of 2006;

The Company issued 288,957 Shares of the Company’s $.001 par value common stock to Michael Ellis for services during the second quarter of 2006;

The Company issued 282,432 Shares of the Company’s $.001 par value common stock to Michael Ellis for services during the third quarter of 2006;

The Company issued 309,418 Shares of the Company’s $.001 par value common stock to Michael Ellis for services during the fourth quarter of 2006;

The Company issued 370,578 shares of the Company’s $.001 par value common stock to George Jackson for services during the first quarter of 2006;

The Company issued 240,797 Shares of the Company’s $.001 par value common stock to George Jackson for services during the second quarter of 2006;

The Company issued 235,360 Shares of the Company’s $.001 par value common stock to George Jackson for services during the third quarter of 2006;

The Company issued 257,848 Shares of the Company’s $.001 par value common stock to George Jackson for services during the fourth quarter of 2006;

Additional Common Stock Issuances

The Company issued 500,000 Shares of the Company’s common stock to H.K. Dyal in connection with an on-going agreement. The Company determined that the price per share to be utilized in calculating the total number of shares to be issued in connection therewith would be $.093, based upon the weighted average stock price of the Company’s shares during fiscal year 2006.

The Company issued 103,319 Shares of the Company’s common stock to Doug Warner in connection with a consulting agreement. The Company determined that the price per share to be utilized in calculating the total number of shares to be issued in connection therewith would be $.07, based upon the closing stock price of the Company’s shares at the end of fiscal year 2006. The total valuation of the Shares issued is $7,219.73.

The Company issued 150,000 Shares of the Company’s common stock to Kenneth Simon in connection with a consulting agreement. The Company determined that the price per share to be utilized in calculating the total number of shares to be issued in connection therewith would be $.07, based upon the closing stock price of the Company’s shares at the end of fiscal year 2006. The total valuation of the Shares issued is $10,500.

The Company issued 1,500,000 Shares of the Company’s common stock to Scorpion Bay LLC. in connection with the financing arrangement between Scorpion and the Company. The Company determined that the price per share to be utilized in calculating the total number of shares to be issued in connection herewith would be $.0901, based upon the closing stock price of the Company’s shares on the date of the agreement.

The Company issued 1,256,648 Shares of the Company’s common stock to Bastien and Associates in connection with the consulting arrangement between Bastien and the Company. The Company determined that the price per share to be utilized in calculating the total number of shares to be issued in connection herewith would be $.093, based upon the weighted average stock price of the Company’s shares during fiscal year 2006.

The Company issued a total of 2,472,101 Shares of the Company’s $.001 par value common stock to The Atwell Group, LLC in accordance with an agreement reached between Eagle Consulting Group, Inc. and its affiliates (“Eagle”) and the Company, Eagle agreed to accept stock as payment for certain expenses and loans to the Company. Eagle has been in the process of consolidating its operations under The Atwell Group, LLC, and that all stock issued to Eagle in connection therewith should now be issued directly to The Atwell Group, LLC. During fiscal year 2006, Eagle paid a net of $114,321 in expenses on behalf of the Company, resulting in 1,201,329 shares due Eagle. The Company determined that the price per share in connection herewith would be $.093, based upon the average trading price of the stock during fiscal year 2006. In addition, Eagle had made stockholder loans to the Company totaling a net of $118,182, resulting in 1,270,772 shares due Eagle. The Company determined that the price per share in connection herewith would be $.093, based upon the average trading price of the stock during 2006.

The Company issued 1,855,374 additional Shares of the Company’s $.001 par value common stock to The Atwell Group, LLC in accordance with the agreement between Eagle and the Company. The Company determined that the price per Share in connection herewith would be $.093, based upon the average trading price of the stock during 2006.

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

Plan of Operation

Overview

We were incorporated in Delaware on October 12, 1999. On April 15, 2004 we changed our name to Camelot Entertainment Group, Inc. and changed our business model from pursuing a new approach to venture formation (the Dstage.com Model) to the “Camelot Studio Model” (or “CSM”), which provides for the development, production, marketing and distribution of motion pictures. The CSM attempts to combine the efficiencies realized by studios of the early 1900’s, with the artistic focus and diversity of today’s independent productions. Using this approach, we believe the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CSM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas a low-budget picture is severely limited by the types of postproduction technology used, due to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum of 12 original motion pictures each year. The goal of the CSM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

We have a limited history of operations as a film production and distribution company. Our historical operations, as Dstage.com, Inc., consisted primarily of attempting to provide support, organization and restructuring services to other development stage companies. We believe that due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements, the unaudited interim financial statements and the related notes in addition to thoroughly reading our current plan of operations.

Our Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Our current cash requirements are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. For the first three quarters of 2006 alone, Eagle advanced the Company a total, including interest, of $401,982, which covered most of our operating expenses for 2006.

To successfully grow the individual segments of our business, we must decrease our cash burn rate, improve our cash position and the revenue base of each segment, and succeed in our ability to raise additional capital through a combination of primarily public or private equity offering or strategic alliances.

As more fully discussed below, we recently secured additional financing from 4 investors for the purpose of funding our initial slate of pictures. It is our goal to use this funding to have between 10 and 12 motion pictures in various stages of development or production within the next 12 months. In the event we are unable to receive the entire funding, we may have to delay our slate until such time as the necessary funding is acquired.

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

2007

During fiscal year 2007, we plan to continue the on-going implementation of our business plan and business model, and as a result thereof concentrate on achieving the following major goals in the upcoming year:

•	Completion of our expanded detailed business plan
•	Corporate Funding Package
•	Acquisition of several key acquisition targets in both film production and distribution
•	Complete first round of Camelot Film Group financing
•	Formal Announcement of first Camelot Studio Group studio location
•	Establishment of Bridge Financing Program

Our Structure

We are comprised of the following three top-level divisions that can act in concert on its projects or autonomously as circumstances warrant.

▪	Camelot Film & Media Group
▪	Camelot Studio Group
▪	Camelot Production Services Group

Camelot Film & Media Group is responsible for all content production and distribution. It is organized into five operational units:

▪	Camelot Films
▪	Camelot Features
▪	Camelot Distribution
▪	Camelot Television
▪	Camelot Digital Media

Camelot Studio Group is solely focused on the development, financing, design, planning, building, completion and operation of the major West Coast production studio, which Camelot is currently proposing to locate in the Advanced Technology & Education Park (“ATEP”) complex in Tustin, California, which would include the following entities:

▪	Studio Development
▪	Business Development
▪	Master Developer
▪	Academic Program Development

Camelot Production Services Group is comprised of five divisions:

▪	Technology
▪	Radio and Music
▪	Consulting
▪	Financial Services
▪	Event Management

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

Our President and Chief Executive Officer, Robert P. Atwell, has worked extensively in financing, producing and directing original motion pictures and television programs. This experience led our management to a number of beliefs upon which our planned business model is founded. These key views are:

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

We believe that many small and medium sized production companies can rarely afford to invest their time into unproven writers, much less even consider going with unproven directing talent. Moreover, we believe that the investors and distributors they are aligned with often play a major role in which projects get approved for production, or “green-lighted”.

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

4. Common Stock Incentives

To the best of our knowledge, no other publicly traded film company has ever utilized common stock to incentive all of its creative, production and management resources. There are two specific reasons why this option is not generally available to competitors. Firstly, most of the companies making lower budget pictures do not have business models that justify becoming a publicly traded company. Secondly, for companies that do have the scale to offer publicly traded stock as a form of production compensation, we believe that doing so would be at odds with their fundamental business cultures and, in many cases, at odds with the wishes of their stockholders.

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

Recent Financing

On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 10,000,000 shares of our common stock (the “Warrants”).

Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in two tranches as set forth below:

1.	At closing on December 27, 2006 (“Closing”), the Investors purchased Notes aggregating $600,000 and Warrants to purchase 10,000,000 shares of CMEG common stock;

2.	Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $400,000.

The Notes carry an interest rate of 8% per annum and a maturity date of December 27, 2009. The notes are convertible into CMEG common shares at the applicable percentage of the average of the lowest three (3) trading prices for CMEG shares of common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty (30) days of the closing

At our option, we may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.25 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.25, we may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

We simultaneously issued to the Investors seven year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $.15.

In connection with the recent financing and pursuant to a Structuring Agreement, we also issued to Lionheart Associates, LLC d/b/a Fairhills Capital (“Lionheart”) warrants representing the right to purchase up to 582,609 shares of our common under the same terms as the Warrants issued to the Investors.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of CMEG’s common stock.

In the event of full conversion of the aggregate principal amount of the Notes of $1,000,000, we would have to register a total of 23,809,524 shares of common stock. This amount is calculated as follows:

The aggregate principal amount of the Notes is $1,000,000. The estimated conversion price of the Notes is $0.042 based on the following: $0.06 was the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading days prior to the closing date of the transaction, less a 40% discount. Thus, at a discounted price-per-share of $0.042, 23,809,524 shares of the Company's common stock would be issuable upon conversion of $1,000,000 into common shares of the Company ("Conversion Shares") and would be registered.

The following table shows the effect on the number of shares issuable upon full conversion, in the event the common stock price declines by 25%, 50% and 75% from its the most recent trading price.

		Price Decreases By
	12/27/2006	25%	50%	75%
Average Common Stock Price (as defined above)	$0.060	$0.045	$0.030	$0.015
Conversion Price	$0.036	$0.027	$0.018	$0.009
100% Conversion Shares	23,809,524	37,037,037	55,555,556	111,111,111

There is no limit to the number of shares that we may be required to issue upon conversion of the Notes as it is dependent upon our share price, which varies from day to day. This could cause significant downward pressure on the price of our common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Financial Accounting Standards Board No. 133,” and by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Financial Accounting Standards Board Statement No. 133,” which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted Statement of Financial Accounting Standards No. 133 beginning January 1, 2004. The adoption of Statement of Financial Accounting Standards No. 133 did materially impact our results of operations with our convertible notes payable entered into in December 2006.

New Accounting Pronouncements

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

On January 5, 2005, the Company designated two classes of preferred stock, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock. Both classes have a par value of $.001 and 10,000,000 shares authorized. The Series A is reserved for employees, consultants and other professionals retained by the Company and the Series B is reserved for the Board of Directors. On June 30, 2005, the Company issued 5,100,000 shares of each Class A Convertible and Class B Convertible Preferred Stock to Robert Atwell. The Company recorded expense of $3,366,000 in connection with the Preferred Stock issuances.

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

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
REVENUE

	Cumulative During Development	Year Ended December 31,
	Stage	2006	2005	% Change

Net Revenues	$58,568	$ 0	$0	(0%)

We did not generate any revenue for the year ended December 31, 2006. Historically, the original business model we were pursuing anticipated that most of our services would be paid for with stock and certain services would be paid for with cash. The ultimate balance we realized between sales settled with cash and sales settled with stock had a material impact on our results of operations, operating cash flow, and the degree to which our earnings, revenues and costs fluctuated from period to period. This was due in part to the complexities of transactions settled in equity. This complexity was increased by our focus on early stage companies, whose securities were privately held, thinly traded, or quoted on mediums that make valuation highly subjective.

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

COST OF SERVICES

	Cumulative During Development	Year Ended December 31,
	Stage	2006	2005	% Change

Cost of Services	$95,700	$0	$0	(0%)

Our cost of services historically was comprised principally of consulting services provided by contract individuals on behalf of our customer’s business model we were structuring at that time. We provided no services that generated revenue for the year ended December 31, 2006, and had no costs of services. To the degree that we generate consulting revenue in future periods, consulting services provided by officers during such periods are to be matched to revenue associated with such services and recorded as costs of services. In future periods, we do not expect to be providing consulting services in exchange for the common stock of early stage companies. However, we do expect to rely heavily on the ability to use exchanges of our equity to key production and other personnel and contractors as a means of reducing the cash required to complete original motion picture projects. Such reliance could likely result in a lack of predictability and a great deal of volatility with regard to our cost of sales and, therefore, our gross margin percentage.

SALES AND MARKETING EXPENSES

	Cumulative During Development	Year Ended December 31,
	Stage	2006	2005	% Change

Sales & Marketing Expenses	$53,959	$0	$0	(0%)

Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. The percentage decrease in sales and marketing expenses, from the year ended December 31, 2005 compared to the year ended December 31, 2006, is insubstantial and reflects our ability to perform our marketing and sales efforts internally, which reduces costs and adds benefits to our customers. The total dollar amount of sales and marketing expenses were extremely low in 2002 and there were none in 2003, 2004 or 2005. Of our total sales and marketing expenses incurred in the year ended December 31, 2002, 100%, or $14,000, required payment in cash. In future periods, we expect that nearly all of our sales and marketing expenses should be related to the distribution and promotion of original motion pictures we intend to produce. Similarly, we anticipate that nearly all such expenses should require settlement in cash.

RESEARCH AND DEVELOPMENT

	Cumulative During Development	Year Ended December 31,
	Stage	2006	2005	% Change

Research & Development Expenses	$252,550	$0	$0	(0%)

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we held rights to and which we intended to use in the future to meet our internal needs or the needs of ventures we might have invested these technologies with. While the total dollar amount of research and development expenses was zero during 2006 and there were none in 2005, the percentage change in research and development expenses, from the year ended December 31, 2004 compared to the year ended December 31, 2005, is explained by no research and development activity during 2005. Prior to 2004, 100% of our research and development expenses required settlement in cash. Since inception, the majority, $252,550 or 82.07% of our research and development expenses, has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we do not anticipate entering into similar agreements to acquire technologies.

GENERAL AND ADMINISTRATIVE

	Cumulative During Developmentt	Year Ended December 31,
	Stage	2006	2005	% Change

General & Administrative Expenses	$10,147,473	$1,554,907	$4,500,141	(65%)

The company has incurred $10,147,473 of general and administrative expenses since its inception. General and Administrative expenses were $1,554,907 for the year ended, December 31, 2006, compared to $4,500,151 for the year ended, December 31, 2005.

The general and general administrative expenses for the year were comprised of $590,000 of officer’s salaries, $646,235 of professional services and fees, $70,137 for legal and accounting fees, and $170,444 was paid to Eagle Consulting for fees in accordance with a funding agreement entered in March 2003. Additionally, $15,581 in expenses related to the Cannes Film Festival was incurred during the second quarter of 2006. Other costs, $29,708 for marketing, seminars and trades $5,980, telephone costs $9,250, rent $17,572 and other administrative costs. These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

In summary, general and administrative expenses during 2006 consisted primarily of officer compensation, professional services and stock options. The decrease in general and administrative expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005, was large and due preferred stock issued to Robert Atwell resulting in expense of over $3,300,000 in 2005. The primary expense during the year ended December 31, 2006 was for Officers salaries, Professional fees (legal and accounting), Professional services (film industry consultants) and Eagle consulting. These expenses amounted to $1,133,740 or 73% of all general and administrative expenses for the year the ended, December 31, 2006.

Details of expenses for calendar year ended, December 31, 2005: Professional Fees - legal & accounting $72,798, Professional Services - film industry consultants $213,371 and Eagle Consulting $127,713 (paid in stock). Under an agreement Eagle consulting (Robert Atwell) provided funds necessary to pay all operating expenses (except those paid in stock) during the year ended, December 31, 2005. Other general and administrative expenses included advertising and marketing costs of $172,116 (related primarily to Cannes Film Festival and other film industry trade shows) and the related travel costs of $42,636. Costs related to film industry shows, advertising, public relations, marketing and related travel costs were $214,752 or 20% of all general and administrative expenses for the year ended, December 31, 2005. Office rent and supplies, dues & subscriptions, stock transfer and maintenance fees, utilities, and other expenses were $57,765, representing the remaining operating expenses or 6% of all general and administrative expenses for the year ended, December 31, 2005.

IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

	Cumulative During Development	Year Ended December 31,
	Stage	2006	2005	% Change
Impairment of Assets	$2,402,338	$0	$0	(0%)

Impairment of Investments in Other Companies	$ 710,868	$ 0	$ 0	(0%)

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

INCOME TAXES

   There is no current or deferred tax expense for the period from January 1, 2006 to December 31, 2006 due to net losses from operations by the Company. As of December 31, 2006 we had federal net operating loss carryforwards of $5,489,252, compared to operating loss carryforwards of $4,437,000 as of December 31, 2005. The operating loss carryforwards expire beginning in 2013 and may be subject to significant limitations attributable to change in control rules.

NET LOSS

	Cumulative During Development	Year Ended December 31,
	Stage	2006	2005	% Change
Net income (loss)	($14,173,211)	($2,348,351)	($4,500,141)	(48%)
Net income (loss) per share	($0.30)	($0.02)	($0.05)
Weighted average shares outstanding	46,984,139	94,012,109	83,688,182

The net loss for 2006 was less than 2005 due to cost of preferred stock issued to Robert Atwell, the companies CEO. Losses for 2006 included interest expenses of $822,925, due to the accounting of financing received at the end of 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenues, has experienced an accumulated deficit of $14,173,211 and has a stockholders’ deficit. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLCOSURES

On January 29, 2007, the Company was informed in writing that Epstein, Weber & Conover, P.L.C. had been acquired by Moss/Adams, CPA’s and would no longer be able to perform our audits as of January 12, 2007. On January 29, 2007, the company engaged Malone & Bailey, CPA’s as its Certifying Accountant for 2006 year end audit. During 2006, quarterly reviews were performed by Epstein, Weber & Conover. The Company has no consulting arrangements or other services that are performed by Malone-Bailey, CPA’s or by Epstein, Weber & Conover and/or Moss/Adams, CPA’s.

On March 16, 2004, the Company engaged Epstein, Weber & Conover, P.L.C., Certified Public Accountants of Scottsdale, Arizona as its new Certifying Accountant. The Company did not have any consulting arrangements with Epstein, Weber & Conover, P.L.C., Certified Public Accountants prior to their appointment.

On March 15, 2004, we terminated the services of James C. Marshall, C.P.A., P.C., (“Marshall”) and dismissed them as the Certifying Accountant of the Company upon the recommendation of the Company’s audit committee.

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

As of the end of the period covered by this report (the “Evaluation Date” ), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective at the reasonable assurance level and in compliance with Section 404 of the Sarbanes-Oxley Act. While conducting the audit of the financial statements as of and for the period ended December 31, 2006, our independent auditors found numerous audit adjustments that indicated a material weakness in our controls over financial reporting. It is our plan with additional funding to devote more resources to this very critical function.

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct can be found on our website at www.camelotfilms.com. We plan to also post on this section of our website any amendment to the Code of Business Conduct, as well as any waivers that are required to be disclosed in accordance with Securities and Exchange Commission or market regulations.

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

Name	Age	Position	Date of Appointment

Robert P. Atwell	53	President, Chief Executive Officer, Chairman	March 19, 2003

George Jackson	46	Secretary, Chief Financial Officer, Director	April 1, 2005

Michael Ellis	56	Chief Operating Officer	March 2006

Jane Olmstead, CPA	52	Director	December 1, 2004

Rounsevelle Schaum	74	Director	October 2002

Robert P. Atwell, 53, Chairman, President and Chief Executive Officer, has been President of the Company since March 19, 2003. Mr. Atwell is also the President of The Corporate Solution, Inc. a position he has held since 1978. The Corporate Solution specializes in taking on and implementing assignments for a variety of agencies and corporations including general business consulting, corporate restructuring, mergers and acquisitions, corporate investigations and securities administration. Mr. Atwell also serves as Chairman and is on the board of Eagle Consulting Group, Inc., The Atwell Group, Inc. and Camelot Films, Inc.

Mr. Ellis, 56, has served as our Chief Operating Officer since March 2006, and had been a consultant to us since November 2005. Mr. Ellis offers over 25 years of senior executive management experience with an emphasis on technology-driven enterprises from NYSE and NASDAQ listed corporations to emerging-growth startups. He possesses broad expertise in finance, marketing, technology and operations with an emphasis on growing revenues, profits and market valuations for both publicly traded and private entities. Over the years, his highly-effective teams have consistently translated aggressive goals into efficiently executed and highly profitable programs. Successes encompass managing “Profit and Loss” at $450 million and “Capital Expenditures” at $500 million annually, overseeing centerpiece development for the most popular destination attraction in the United States, to rebuilding a NASDAQ global entertainment enterprise, producing record profits for all.

Before joining us, Mr. Ellis served as a management consultant bringing “leading-edge” operational methodologies and technologies, financial savvy plus worldwide contacts to entrepreneurial startup, turnaround and high-growth companies. Mr. Ellis typically functioned in senior executive roles to quickly diagnose, design and implement revenue and profit growth strategies for entities involved in entertainment, hospitality, Internet services, information technologies, telecom, electronics, retail, international trade, real estate services and construction management.

Prior to his consulting endeavors, Mr. Ellis served as the Senior Vice President for Showscan Entertainment, a NASDAQ traded global manufacturer, producer, distributor and licensor of state-of-the-art, location based entertainment attractions plus special venue film and digital media. He performed as both the COO and CTO, updating Showscan’s strategic plan, creating new business/technology alliances and rebuilding the corporate infrastructure. Worldwide responsibilities included operations, engineering, construction, electronics manufacturing, supply chain management, customer services, product development plus film/digital media production and post, sales, marketing, licensing and distribution. In addition, Ellis managed Showscan’s largest customer accounts including Gardaland, Imagine Japan, Universal Studios, Futuroscope, Tokyo Dome and Fox Studios.

Previously, Mr. Ellis was the Corporate Director of Engineering for Knott’s Berry Farm and was responsible for overseeing design and construction of Mall of America, Knott’s Camp Snoopy, a $100+ million, seven acre enclosed theme park in Minneapolis, MN. In this lead role, Mr. Ellis built a distinguished project team of international consultants and contractors while managing design, construction and operations planning activities. Today, Mall of America is the most visited destination attraction in the U.S. with over 43 million annual visitors.

Before joining Knott’s Berry Farm, Mr. Ellis was a senior executive for divisions of PepsiCo including Frito-Lay and Taco Bell where he built and managed numerous engineering, technology and operations based organizations while overseeing major capital expansion programs.

Mr. Ellis is a graduate of North Carolina State University and holds a Bachelor of Science degree in Electrical Engineering.

George Jackson, 46, was appointed Chief Financial Officer and joined the Board of Directors on April 1, 2005. Mr. Jackson has been a Certified Public Accountant since 1984. He worked with the public accounting firm of KPMG. While at KPMG he worked as a consultant and auditor on many film companies including: Carolco Films, New World Pictures and others. He was the co-founder, CEO & CFO of several fitness center from 1985 to 1999. He was responsible for managing companies with over $20 million in revenue, 540 employees in the United States and Asia, raising over $10 million in capital and managing the accounting departments and preparing financial statements for shareholders in the U.S. and Asia. He sold all his fitness center assets to Bally Total Fitness in early 2000, netting a return to shareholders of over 45% on an annual basis. From 2000 to present he has developed more fitness centers in Asia and been a director to several fitness companies.

Mr. Jackson graduated from the University of Southern California with a B.S. in Accounting in 1982.

Jane Olmstead, CPA, 52, Director, has over 20 years experience in the financial and accounting fields, including serving as a Senior Management Consultant with Touche Ross & Co. (currently Deloitte & Touche) for nine years. Ms. Olmstead's expertise is in strategic business planning, financial systems design and implementation and tax preparation and planning. Her involvement with numerous Fortune 500 companies such as Ford Motor Co., Mobil Oil and Coors resulted in cost savings measures and increases in profitability through the implementation of improved financial and communication systems.

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

Rounsevelle Schaum, 74, Director, is the Chairman of Newport Capital Partners, Inc., an investment banking firm specializing in providing financial advisory services to emerging growth companies. He is a graduate of Phillips Andover Academy and holds a Bachelor of Science degree in Mechanical Engineering from Stanford University and an MBA from the Harvard Business School. He was also a member of the faculty and Defense Research Staff of the Massachusetts Institute of Technology, where he participated in the development of the computer programs for the Ballistic Missile Early Warning System.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Robert P. Atwell, (1) President, Chief	2006	$250,000	0	0	0	0	0	0	$250,000
Executive Officer	2005	$250,000	0	0	0	0	0	0	$250,000

George Jackson, (2) Secretary, Chief	2006	$100,000	0	0	0	0	0	0	$100,000
Financial Officer	2005	$60,705	0	0	0	0	0	0	$60,705

Michael Ellis, (3) Chief Operating	2006	$200,000	0	0	0	0	0	0	$200,000
Officer	2005	$0	0	0	0	0	0	0	$0

Jane Olmstead, (4) Chief Financial	2006	$0	0	0	0	0	0	0	$0
Officer (until 3/31/05)	2005	$31,510	0	0	0	0	0	0	$31,510

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth as of December 31, 2006, certain information, based on information obtained from the persons named below, with respect to the beneficial ownership of the common stock by each person known by us to own beneficially 5% or more of the common stock.

As of December 31, 2006, there were 106,655,743 outstanding shares held by 115 shareholders of record. For the purposes of this Item 11, any shareholder beneficially owning 5% or more of the Company's common stock are listed below.

Name of Beneficial Owner	Shares Beneficially Owned	Percent

The Atwell Group, Inc. (1) 100 E. San Marcos Blvd. #400 San Marcos CA 92069	66,529,415	62%
TOTAL 5% Shareholders as a Group	66,529,415	62%
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

Securities Ownership of Management

The following table sets forth as of December 31, 2006, certain information, based on information obtained from the persons named below, with respect to the securities ownership of the common stock by Management.

Name of Beneficial Owner	Shares Beneficially Owned	Percent
Robert P. Atwell 100 E. San Marcos Blvd. #400 San Marcos CA 92069	66,529,415	62.38%
Jane Olmstead 7474 East Arkansas #1204 Denver CO 80231	1,859,552	1.74%
George Jackson 2020 Main Street Suite 990 Irvine, CA 92614	3,559,955	3.34%
Rounsevelle Schaum 2020 Main St Suite 990 Irvine, Ca 92614	1.100,000	1.03%
Michael Ellis 2020 Main Street., Suite 990 Irvine, CA 92614	1,589,047	1.46%

Notes:

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is 2020 Main Street, Suite 990, Irvine, CA 92614.

(2) Based on 106,655,743 shares outstanding as of December 31, 2006.

(3) Includes shares issued to The Atwell Group, Inc., Eagle Consulting Group, Inc., and The Corporate Solution, for which Mr. Atwell is the President, and shares issued to Mr. Atwell’s wife.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions are for year ended, December 31, 2006. All transactions are incorporated by reference and can be found through our previous filings:

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, January 1, 2006, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $0.11, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company, which expires on March 28, 2008. Mr. Atwell is the Chairman of Eagle. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. In addition, Eagle received an option to receive 2,000,000 cashless options to purchase common shares at $0.03 per share. For each one dollar ($1) increase in the price of the Company’s stock, Eagle shall be entitled to receive an additional two million options throughout the term of the agreement. In addition, the Company shall have the first right of refusal to purchase the options from Eagle for the current market value once Eagle notifies the Company that it intends to exercise the options. In the event the Company elects not to exercise this first right of refusal, and subject to applicable laws, Eagle shall be entitled to exercise the sale of shares or options immediately thereafter. As of December 31, 2006, Eagle has not exercised its right to receive the options and therefore no options have been granted.

For the 2006, Eagle has advanced to the Company a total, including interest, of $429,182, which covered all of our operating expenses for 2006, including general and administrative costs, costs for screenplays and prepaid exhibitor’s space. We have issued to Eagle 2,427,101 shares of common stock for repayment of expenses advanced on behalf of the Company. The stock issued was valued at the weighted average price per share. Eagle received an additional 1,270,722 shares of common stock for continuing to finance our operations under the agreement described above.

We lease office space from The Atwell Group, Inc., a privately-held company owned by Mr. Atwell, our President, Chief Executive Officer and Chairman. The space is leased on an annual basis for $84,000 per year. The current lease expires on December 31, 2008.

The following transactions are for year ended, December 31, 2005:

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

Exhibit No.	Title of Document	Location
3.1.1	Certificate of Incorporation	Incorporated by reference as Exhibit 2.1 to Form 10-KSB filed April 17, 2001

3.1.2	Amended Certificate of Incorporation	Incorporated by reference to Form 8-K filed June 29, 2004

3.2	By-laws	Incorporated by reference as Exhibit 2.1 to Form 10-KSB filed April 17, 2001

4.1	Appointment of Director	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on March 27, 2006

4.2	Securities Purchase Agreement dated December 27, 2006, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on February 1, 2007

4.3	Form of Callable Convertible Secured Note by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on February 1, 2007

4.4	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on January 4, 2007

4.5	Registration Rights Agreement dated December 27, 2006 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on January 4, 2007

4.6	Security Agreement dated December 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on January 4, 2007

4.7
Intellectual Property Security Agreement dated December 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
Incorporated by reference as Exhibit 4.6 to Form 8-K filed on January 4, 2007

4.8	Structuring Agreement with Lionheart	Incorporated by reference as Exhibit 4.7 to Form 8-K filed on January 4, 2007

4.9	Stock Purchase Warrant issued to Lionheart Associates LLC d/b/a Fairhills Capital	Incorporated by reference as Exhibit 4.8 to Form 8-K filed on February 2, 2007
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our current auditors for 12/31/06 are Malone & Bailey, CPA’s. During the first three quarters of 2006, Epstein, Weber & Conover, PLC were our auditors. That firm was acquired by Moss/Adams, CPA’s at the end of 2006.

Epstein, Weber & Conover, PLC has been the Company’s independent auditor since March of 2004 and were the auditors since 2003. James C. Marshall C.P.A., P.C., was the Company's independent auditor for the three quarters ended September 30, 2003.

The Principal Accountants performed the services listed below and were paid the fees listed below:

AUDIT FEES

To date Malone-Bailey has charged $15,000 for the year ended December 31, 2006 for our audit.

EWC charged  $ 6,920 for review of the quarterly statements during fiscal year 2006.

EWC charged approximately $14,500 for the year ended December 31, 2005 for professional services rendered in connection with the Company’s annual financial statements and review of the financial statements included in the Company’s 2005 Quarterly Reports on Form 10-QSB.

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

 EKS&H charged approximately $15,600 for year ended December 31, 2002 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB

CAMELOT ENTERTAINMENT GROUP, INC.

Financial Statements as of
December 31, 2004
And Independent Auditors’ Report
(a development stage company)

CAMELOT ENTERTAINMENT GROUP, INC.
(a development stage company)

To the Board of Directors
Camelot Entertainment Group, Inc.
(A Development Stage Company)
Irvine, CA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Camelot Entertainment Group, Inc. as of December 31, 2006 and the related statements of operations, shareholders’ deficit, and cash flows for the period from April 21, 1999 (Inception) through December 31, 2006. The financial statements for the period April 21, 1999 (inception) through December 31, 2005, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period April 21, 1999 (inception) through December 31, 2005, include total revenues and net loss of $58,568 and $11,824,859, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period April 21, 1999 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2005, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Entertainment Group, Inc. for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Camelot Entertainment Group, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Camelot Entertainment Group, Inc. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone& Bailey, P.C.

www.malone-bailey.com

Houston, TX

April 16, 2007

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Entertainment Group, Inc. as of December 31, 2005, and the results of its operations and cash flows for the year then ended, , in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Epstein, Weber & Conover, PLC
Scottsdale, Arizona
March 31, 2006

Camelot Entertainment Group, Inc.
(A Development Stage Enterprise)
Balance Sheet

ASSETS
	December 31,	December 31,
	2006	2005

Current Assets
Cash	$435,533	$3,023
Prepaid Expenses	6,424	8,816
Loan Receivable	$17,500
Deferred Financing Costs	74,744

Total Current Assets	534,201	11,839

Other Assets	10,000
Capitalized Scripts Costs	75,800	18,800
Total Other Assets	85,800	18,800

Total Assets	$620,001	$30,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and accured liabilities	$103,673	86,135
Accrued Expenses - other	36,952
Stockholder advances	186,000
Scorpion Bay, LLC Note Payable	250,000

Total Current Liabilities	576,625	86,135

Long Term Liabilities
Secured Note Payable - NIR Fairhill, net of unamortized discount of $598,479	1,521
Derivative Liability Compound embedded derivatives	538,890
Derivative Liability - Warrant	698,390
Discount on Notes Payable	(598,479)

Total Long Term Liablilities	1,238,801	0

Total Liabilities	1,815,426	86,135

Stockholders' Equity
Common Stock; Par Value $.001 Per Share; Authorized
150,000,000 Shares; 106,655,743 Shares and 93,649,859
Issued and Outstanding respectively	106,656	93,649

Class A Convertible Preferred Stock; Par Value $.01 per share	5,100	5,100
Authorized, issued and outstanding 5,100,000 shares

Class B Convertible Preferred Stock; Par Value $.01 per share	5,100	5,100
Authorized, issued and outstanding 5,100,000 shares

Subscription Receivable	(258,072)	(258,072)

Capital in Excess of Par Value	13,119,002	11,923,586
Deficit Accumulated During the Development Stage	(14,173,211)	(11,824,859)

Total Stockholders' Equity	(1,195,425)	(55,496)

Total Liabilities and Stockholders' Equity	$620,001	30,639

The accompanying notes are an integal part of theses financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Enterprise)
Statement of Operations

			From
			Inception on
			April 21, 1999
	For the Year Ended,		through
	December 31,	December 31,	December 31,
	2006	2005	2006

REVENUE	$ -	$ -	$ 58,568

Total Revenue	$ -	$ -	$ 58,568

EXPENSES
Costs of services			95,700
Sales and Marketing			53,959
Research & Development			252,550
General & Administrative	1,554,907	4,500,141	10,147,474
Impairment of assets			2,402,338
Impairment of investments in
other companies			710,868

Total Expenses	1,554,907	4,500,141	13,662,889

NET OPERATING LOSS	(1,554,906)	(4,500,141)	(13,604,321)

OTHER INCOME (EXPENSES)

Interest (Expense)	(822,925.00)	-	(832,219)
Other income (expense)	29,480.00	-	7,828
Gain/(loss) for change in derivative liability	-	-	255,500

Total Other Income (Expenses)	(793,445.00)	-	(568,891)

NET LOSS	(2,348,352)	(4,500,141)	$(14,173,211)

BASIC LOSS PER COMMON SHARE	(0.02)	(0.05)	$(0.30)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	94,012,109	83,688,182	46,984,139

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc. (A Development Stage Enterprise)
Statement of Cash Flows

			Inception on
			April 21, 1999
	For the Year Ended,		through
	December 31,	December 31,	December 31,
	2006	2005	2006
OPERATING ACTIVITIES
Net (loss) income for the period	$(2,348,352)	$(4,500,141)	$(14,173,211)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Amortization of deferred financing cost	256	-	256
Amortization of discount associated with notes payable	1,521	-	1,521
Imputed interest on shareholder loan	19,238	-	19,238
Stock issued for interest expense	135,150	-	135,150
Loss on derivative liability	666,761	-	666,761
Gain on derivative liability	(29,480)	-	(29,480)
Common stock issued per dilution agreement	170,444	198,064	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation			3,997
Amortization of deferred compensation	-	-	1,538,927
Common Stock issued for services	651,088	595,010	2,533,935
Common Stock issued for expense reimbursement	-		22,000
Common Stock issued for technology			19,167
Impairment of investments in other companies	-		710,868
Impairment of assets			2,628,360
Prepaid services expensed	-		530,000
Expenses paid through notes payable proceeds	-	-	66,489
Loss on disposal of property and equipment			5,854
Preferred Stock issued to shareholder	-	3,366,000	3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	(15,108)	(9,250)	(24,358)
Increase (decrease) in accounts payable & other a/p	173,287	(14,000)	347,766
Increase (decrease) in due to officers	-
Net Cash provided (used) by operating activities	(575,195)	(364,317)	(1,166,752)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(6,689)
Purchase of assets-Script Costs/business deposits	(67,000)	(18,800)	(85,800)
Cash provided (used) from investing activities	(67,000)	(18,800)	(92,489)

Cash flows from financing activities:
Contributed capital	-	-	25,500
Borrowings on related party debt	429,182	385,000	1,016,613
Payments on related party debt	(125,000)	-	(125,000
-Borrowings on debt	850,000	-	855,998
-Deferred financing cost	(75,000)	-	(75,000
Principal payments on long term debt	(4,477)	-	(4,477

Cash provided (used) in financing activities	1,074,705	385,000	1,693,634

Increase (decrease) in cash	432,510	1,883	434,393

Cash at beginning of period	3,023	1,140	1,140
Cash at the end of the period	435,533	3,023	435,533

Supplemental cash flow information:
Noncash investing and financial activities:
Creation of debt discount	$ 600,000	-	$ 600,000
Stock issued for related party debt	$232,503	-	$232,503

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Enterprise)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						(Deficit)
						Accumulated
					Additional	During
	Common Stock		Preferred Stock		Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at January 1, 2004	33,856,433	33,857	0	0	5,464,539	-6,059,442	0	0	-561,046

Shares issued for services	100,000	100			2,900				3,000
Shares issued for financing	6,791,287	6,791			196,948				203,739
Subscriptions receivable for financing agreement	0	0					-116,069		-116,069
Net (loss) for the three months ended March 31, 2004	0	0				-103,522			-103,522 ,
Balance at March 31, 2004	40,747,720	$40,748	$0	$0	$5,664,387	(6,162,964)	($116,069)	$0	($573,898)
Share issued for services	24,009,000	24,009			1,085,500				1,109,509

Share issued for financing	7,604,562	7,605	0	0	221,460		(316,003)		(86,938)
Advances offset sub a/r							174,000		174,000
Shares issued for debt	1,000,000	1,000	0	0	39,000				40,000

Shares issued for amt due	1,589,927	1,590	0	0	47,000				48,590
Value of option exercised					351,000				351,000
Net (loss)						(1,161,756)			(1,161,756)
Balance as of December 31, 2004	74,951,209	74952	0	0	7408347	(7,324,720)	(258,072)		(99,493)

Net (loss) 1st quarter						(117,096)			-117096

Balance at March 31, 2005	74,951,209	74,952	$0	$0	7,408,347	(7,441,816)	(258,072)	$0	(216,589)

Shares issued for	4,000,000	4,000	0	0	216,000	0			220,000
consulting services

Shares issued for	2,276,033	2,276	0	0	187,568	0			189,844
officers salaries

Shares issued to	1,848,723	1,848	0	0	79,078	0			80,926
Eagle for expenses paid
Net Loss						(486,174)			(486,174)
Subtotals for 2nd quarter	8,124,756	8,125	0	0	482,646	0			490,771

Balance at June 30, 2005	83,075,965	83,076	0	0	7,890,993	(7,927,990)	(258,072)		(211,993)

Net Loss						$(127,024)			$(127,024)
Balance at Sept 30, 2005	83,075,965	83,076	0	0	7,890,993	$(8,055,014)	($258,072)		(339,017)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - continued

Balance at Sept 30, 2005	83,075,965	83,076	0	0	7,890,993	$(8,055,014)	($258,072)	(339,017)

Shares issued for	233,547	233	0	0	9,767			10,000
consulting services

Shares issued for	3,538,263	3,538	0	0	171,462			175,000
officers salaries

Shares issued to	1,452,662	1,453	0	0	118,219			119,672
Eagle for expenses paid

Shares issued to Eagle	1,762,271	1,762			120,991			122,753
20% of shares issued
Shares issued for	3,586,881	3,587			256,354			259,941
Shareholder loans 2005
Net Loss 4th Quarter						$(3,769,844)		$(3,769,845)
Class A Preferred Stock issued			5,100,000	5,100	555,900			561,000
Class B Preferred Stock issued			5,100,000	5,100	2,799,900			2,805,000

Balance at Dec 31, 2005	93,649,589	93,649	10,200,000	10,200	11,923,586	(11,824,860)	-258,072	-55,496

Shares issued for	5,191,538	5,192	0	0	464,808			470,000
officers salaries
Shares issued to Consultants	2,009,787	2,010			179,078			181,088
Shares issued to Eagle
for expenses paid	1,201,329	1,201	0	0	113,120			114,321

Shares issued to Eagle	1,270,772	1,271	0	0	116,911			118,182
Shareholder loans

Shares issued to Eagle	1,832,728	1,833	0	0	168,611			170,444
per agreement 20%
Net Loss 2006						(2,348,351)		(2,348,351)
Shares issued to	1,500,000	1,500	0	0	133,650			135,150
Scorpion Bay LLC					19,238			19,238

Balance at Dec 31, 2006	106,655,743	106,656	10,200,000	10,200	13,119,002	(14,173,211)	-258,072	-1,195,425

The accompanying notes are an integral part of these financial statements

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2006 and 2005

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:
Camelot Entertainment Group, Inc., a Delaware Corporation, is a development-stage company which plans to develop, produce, market and distribute motion pictures, was originally incorporated with the intention of providing services and resources to entrepreneurs looking to launch novel products and ventures worldwide in exchange for an interest in the startup ventures. Camelot’s activities since inception have consisted of raising capital, recruiting a management team and entering into ventures and alliances with affiliates. Camelot has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology.

Basis of Presentation:
Camelot is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to December 31, 2006.

Summary of Significant Accounting Policies

Cash and cash equivalents: Camelot considers all investment instruments purchased with maturities of three months or less to be cash equivalents

Script Costs: Camelot capitalizes costs it incurs to buy or develop scripts that will later be used in the production of films according to the guidelines in SOP 00-02. Camelot will begin amortization of capitalized film costs when a film is releasd and it egins to recognize revenue from the film.

Income taxes - The Camelot provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

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

1 .	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

Stock Based Compensation - Prior to December 31, 2005, Camelot accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective December 15, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. The Company had not issued any options to employees in the prior periods thus; there was no impact of adopting the new standard.

Recently Issued Accounting Standards -  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued FASB Statement 157 “Fair Value Measurements” (“SFAS No. 157”) which defines and measures fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position.
Impairment of long-lived assets - Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Loss Per Common Share - The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at December 31, 2005.

2.	GOING CONCERN

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenues, has experienced an accumulated defict of $14,173,211 and has a stockholders’ deficit. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

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

3	COMMITMENTS AND CONTINGENCIES

Accounts payable balances over 90 days past due as of December 31, 2006 and 2005 were $0 and $30,879 respectively. The Company believes it has identified and accrued all valid claims from creditors, consultants and vendors as of December 31, 2006. Although there have been no specific disputes over these matters and related amounts these third parties may assert additional claims as the Company attempts to settle all past due obligations. The company had carried payables for various vendors of $6,632 and note payable from issuance of $4,477, since 2003 and extinguished these debts in the first quarter of 2006. The company set up a reserve account for $36,952 in 2003, for any claims for past shareholders and other related costs. To date no claims have been made.

The Company is following a practice of paying all debts within 30 days of invoicing and will continue to do so for the coming year. Outstanding payables to its public relations firm will be paid.

4.	ADVANCES FROM AFFILIATE

In 2003, the Company entered into a consulting agreement with an affiliated company that is owned by the CEO of Camelot whereby the affiliate receives 20% of the Company’s common stock on a non-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. The affiliate received 1,832,728 shares of common stock in the amount of $170,444 for providing services and for continuing to finance the operations of the company under the agreement.In addition, the affiliate will receive 2,000,000 options to purchase common shares in the future. As of December 31, 2006, the Company has not issued these options to the affiliate so no options are outstanding.

During the year ended December 31, 2006, the Company recorded $429,181. in advances by an affiliate owned by the CEO, on behalf of the Company, compared to $399,193for year ended December 31, 2005. Camelot paid $125,000 of these amount back in cash and issued 1,270,772 shares with a market value of $118,181, leaving a balance owing to this company of $186,000. The affiliate received another 1,201,329 shares of common stock for repayment of $114,321 in expense advances on behalf of the company. The stock issued was valued at the weighted average price per share for the year.

5.	NOTES PAYABLE

On December 27, 2006, Camelot issued a callable secured convertible note payable for $600,000 to various holders. . The note payable provided for annual interest at 8%, was secured by all of the assets of the Company, and matured on April 27, 2009. The principle and accrued interest of the note is convertible into Camelot’s common stock at a variable conversion price which is 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. In addition, these notes have registration rights agreements which call for liquidated damages in the event an effective registration statement is not filed within a timely basis. In addition, the holders of these notes were issued 7-year warrants to purchase 10,582,609 common shares at an exercise price of $0.15 per share.

Of the proceeds of $600,000 Camelot recognized $75,000 in deferred financing costs related to cost of securing the debt. The deferred financing cost will be amortized over the life of the notes payable. $256 of the deferred financing cost was amortized as of December 31, 2006 and included in interest expense.

Camelot evaluated the convertible notes and warrants under Statement of Financial Accounting Starndards No. 133, “Accounting for Derviative Instruments” and Emerging Issues Task Force 00-19 and determined that the Convertible notes contained compound embedded derivative liabilities. The warrants were also determined to be liabilities under SFAS 133 and EITF 00-19. Camelot determined that the compound embedded conversion features required bi-furcation from the note instrument and required an estimate of its fair market value. Camelot hired an independent valuation expert to determine the fair market value of both the compound embedded derivative and the warrants. The fair market value of the compound embedded derivative was estimated using a lattice model incorporaing weighted average probability cash flow. The fair market value of the warrants was estimated using Black Scholes with the major assumptions of (1) calculated volatility of 150% ; (2) expected term of 7 years; (3) risk free rate of 4.64% and (4) expected dividends of zero.

On December 27, 2006, the fair market value of the compound embedded derivative was estimated to be $567,999. On the same date, the fair market value of the warrants was estimated to be $698,762. The face amount of the notes payable was discounted down to zero which will be amortized over the life of the notes using the effective interest method. The resulting derivative liabilities for the warrants and embedded conversion feature was recorded. Camelot recognized immeidate interest expense of $666,761.

At December 31, 2006, Camelot estimated the fair value of the derivative liabilites to be a total of $1,237,280 resulting in a gain on derivative liability presented in the statement of operations of $29,480. In addition, Camelot amortized $1,521 of the discount on the note payable and this amount is included in interest expense.

In November 2006, Camelot issued note payable to Scorpion Bay LLC for $250,000 which matured on March 22, 2007. This note is in default and is recorded at its full face value at December 31, 2006. In connection with this note, Camelot issued 1,500,000 of common with a market value of $135,150. As this note has matured, this total amount was considered to be interest expense .

6.	DUE TO OFFICERS

In the year ended December 31, 2006, the Company had accrued $470,000 in compensation to its officers. The officers accepted their payment in 5,191,538 shares of common stock valued at $470,000, determined by prorating their annual salary on a monthly basis and issuing shares based on the average close price for each month as determined by the market price report generated by the Over The Counter Bulletin Board. On December 31, 2006, the Company issued stock to two officers, Robert Atwell and George Jackson in full payment for their accrued salaries. Michael Ellis, COO, received $120,000 in cash and $120,000 in stock issued.

7.	GENERAL AND ADMINISTRATIVE EXPENSES

The company has incurred $10,147,474 of general and administrative expenses since its inception. General and Administrative expenses were $1,554,907 for the year ended, December 31, 2006, compared to $4,500,151 for the year ended, December 31, 2005.

The general and general administrative expenses for the year were comprised of $590,000 of officers salaries, $646,235 of professional services and fees, $70,137 for legal and accounting fees, and $170,444 was paid to Eagle Consulting for fees in accordance with an funding agreement entered in March 2003. Additionally, $15,581 in expenses related to the Cannes Film Festival were incurred during the second quarter of 2006. Other costs, $29,708 for marketing, seminars and trades $5,980, telephone costs $9,250, rent $17,572 and other administrative costs These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

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

The components of the provision for income taxes for years ended December 31, are as follows:

	2006	2005
Current tax provision (benefit)	$(621,196)	$(420,901)
Deferred tax provision (benefit)	(621,196)	(420,291)

Total income tax provision (benefit)	$-0-	$-0-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:
	2006		2005
Federal statutory rates	$(528,668)		$(357,766	(34)%
State income taxes	(93,294)		(63,135)	(6)%
Valuation allowance for operating loss carryforwards	621,196		420,921	40%
Permanent difference on gain on debt extinguishment	-0-	-	-0-	-
Other	-0-		-0-	0%
Effective rate	$-0-	(-0-)%	$-0-	(-0)%

8.	INCOME TAXES - continued

At December 31, 2006 the Company had federal net operating loss carryforwards of approximately $5,510,000 that expire from 2013 to 2025 and stated net operating loss carryforwards of approximately $2,521 that expire from 2005 to 2009. Because of the current uncertainty of realizing the benefits of the tax net operating loss carryforwards, a valuation allowance has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2006 are as follows:

Differences in book/tax bases of intangible assets		$832,000
Differences in book/tax bases of accrued compensation		140,000
Net operating loss carryforwards		1,775,000
Deferred income tax asset		2,747,000
Less: valuation allowance		(2,747,000)
Total deferred income tax asset		-0-

Deferred income tax liability		(-0-)

Net deferred income tax asset	$	- 0 -

9.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, the Company entered into related party transactions with Board members, officers and affiliated entities owned by the CEO of the Company. The Company issued shares of common stock for services rendered, cash advances, and payment of expenses on behalf of the Company.

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

On June 29, 2005, the Board authorized the company to issue 260,417 shares of the Company’s $.001 par value common stock to director and interim chief financial officer Jane Olmstead for services during the first quarter of 2005 and the company to issue 86,602 shares of the Company’s $.001 par value common stock to Jane Olmstead for services during the second quarter of 2005.

9.	RELATED PARTY TRANSACTIONS - continued

In the efforts to build a management team the company issued stock to the new management team.

George Jackson, H K Dyal, Chris Davis and Craig Kitchens each received 1,000,000 shares of the Company’s $.001 par value common stock for consulting services provided during the second quarter of 2005.

On June 29, 2005, in accordance with the agreement with Eagle Consulting Group, Inc. and the Company, upon issuance of the above shares, there will be a total of 81,227,243 shares outstanding, resulting in 16,245,449 total shares due to Eagle Consulting Group, Inc. as of June 30, 2005. Eagle Consulting Group, Inc. had previously been issued 14,396,727 shares, leaving a balance of 1,848,722 shares to be issued. The Company determined that the price per share in connection herewith would be .03, based upon the original agreed upon price. With this issuance of shares to Eagle Consulting Group, Inc., there will be a total common stock of 83,075,964 shares, issued, and outstanding.

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

On December 29, 2006, the company issued to it’s officers for services rendered and to Eagle Consulting Group in accordance with the agreement to provide financing for the company.

Restricted shares issued 2,761,455 to Robert Atwell, CEO for salary, restricted shares issued 1,104,583 to George Jackson, CFO for salary and restricted shares issued 1,325,500 to Michael Ellis for additional salary. Robert Atwell was also issued 1,201,329 restricted shares as repayment for company expenses paid on personal credit cards, 1,270,772 shares for cash advanced to the company for general and administrative expenses. An additional, 1,832,728 shares were issued to Robert Atwell per agreement to continue to personally finance the company during this start up phase.

10.	COMMON STOCK

 As of December 31, 2006, there were 106,655,743 shares of common stock outstanding.

During the year ended December 31, 2006, there were 13,006,154 common shares were issued 9,496,369 (73%) were issued to officers and affiliates; 2,009,785 (15%) for professional services, 1,500,000 (12%) to Scorpion Bay, LLC for interest expense on Note Payable.

As of December 31, 2005, there were 93,649,589 shares of common stock outstanding. During the year ended, December 31, 2005 there were 18,698,380 common shares issued, the majority of which, 15,111,499 shares (81%) were issued to officers, staff and affiliates. Shares were issued for officers salaries 5,814,296 (31%), shares were issued to Eagle Consulting for expenses and in accordance with funding agreement 4,997,656 (27%), and shares were issued to officers, staff and consultants 4,233,547 (23%). The remaining shares were issued for repayment of shareholders loans 3,586,881 (19%).

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

10.	COMMON STOCK

2,300,000 shares (6%) were issued for legal services (550,000 shares), the VedaLabs, Inc. settlement (1,000,000 shares) and the agreement with Corporate Awareness Professionals, Inc. (750,000 shares).

As a result of our agreement with the affiliated company owned by the CEO of Camelot, the affiliate receives 20% of the Company’s common stock on an anti-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. In addition, the affiliate has the option to receive 2,000,000 cashless options to purchase common shares at $0.03 per share. For each one dollar ($1) increase in the price of the Company’s stock, the affiliate shall be entitled to receive an additional two million options throughout the term of the agreement between the affiliate and the Company, which expires on March 28, 2008. In addition, the Company shall have the first right of refusal to purchase the options from the affiliate for the current market value once the affiliate notifies the Company that it intends to exercise the options. In the event the Company elects not to exercise this first right of refusal, and subject to applicable laws, the affiliate shall be entitled to exercise the sale of shares or options immediately thereafter. As of December 31, 2006, the affiliate has not exercised its right to receive the options and therefore no options have been granted. The affiliate’s right to receive the options and to exercise those options expires on March 28, 2008.

11.	SUBSEQUENT EVENTS

Camelot expects to close new financing of $3,000,000 to be received by April 30, 2007, to pay off notes payable as of December 2006 and provide working capital for continuing operations.

* * * * *

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

/S/ ROBERT P. ATWELL
Robert P. Atwell
Chief Executive Officer

/S/ GEORGE JACKSON
George Jackson
Chief Financial Officer