Form 10KSB/A
period 2006-12-31
Camelot Entertainment Group, Inc.
filed 2007-04-19
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
FIRST AMENDED

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

The Notes carry an interest rate of 8% per annum and a maturity date of December 27, 2009. The notes are convertible into CMEG common shares at the applicable percentage of the average of the lowest three (3) trading prices for CMEG shares of common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty (30) days of the closing.

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

Camelot Entertainment Group, Inc.
(A Development Stage Enterprise)
Statement of Operations

			From
			Inception on
			April 21, 1999
	For the Year Ended,		through
	December 31,	December 31,	December 31,
	2006	2005	2006

REVENUE	$ -	$ -	$ 58,568

Total Revenue	$ -	$ -	$ 58,568

EXPENSES
Costs of services			95,700
Sales and Marketing			53,959
Research & Development			252,550
General & Administrative	1,554,907	4,500,141	10,147,474
Impairment of assets			2,402,338
Impairment of investments in
other companies			710,868

Total Expenses	1,554,907	4,500,141	13,662,889

NET OPERATING LOSS	(1,554,907)	(4,500,141)	(13,604,321)

OTHER INCOME (EXPENSES)

Interest (Expense)	(822,925.00)	-	(832,219)
Other income (expense)	29,480.00	-	7,828
Gain/(loss) for change in derivative liability	-	-	255,500

Total Other Income (Expenses)	(793,445.00)	-	(568,891)

NET LOSS	(2,348,352)	(4,500,141)	$(14,173,211)

BASIC LOSS PER COMMON SHARE	(0.02)	(0.05)	$(0.30)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	94,012,109	83,688,182	46,984,139

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows

			From
			Inception on
			April 21, 1999
	For the Year Ended,		through
	December 31,	December 31,	December 31,
	2006	2005	2006

OPERATING ACTIVITIES
Net (loss) income for the period	$(2,348,352)	$(4,500,141)	$(14,173,211)

Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Amortization of deferred financing cost	256	-	256
Amortization of discount associated with notes payable	1,521	-	1,521
Imputed interest on shareholder loan	19,238	-	19,238
Stock issued for interest expense	135,150	-	135,150
Loss on derivative liability	666,761	-	666,761
Gain on derivative liability	(29,480)	-	(29,480)
Common stock issued per dilution agreement	170,444	198,064	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation			3,997
Amortization of deferred compensation	-	-	1,538,927
Common Stock issued for services	651,088	595,010	2,533,935
-		-
Common Stock issued for expense reimbursement	-		22,000
Common Stock issued for technology			19,167
Impairment of investments in other companies	-		710,868
Impairment of assets			2,628,360
Prepaid services expensed	-		530,000
Expenses paid through notes payable proceeds	-	-	66,489
Loss on disposal of property and equipment			5,854
Preferred Stock issued to shareholder	-	3,366,000	3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	(15,108)	(9,250)	(24,358)
Increase (decrease) in accounts payable & other a/p	173,287	(14,000)	347,766
Increase (decrease) in due to officers	-
Net Cash provided (used) by operating activities	(575,195)	(364,317)	(1,166,752)

Cash flows from investing activities:
Purchase of fixed assets			(6,689)
Purchase of assets-Script Costs/business deposits	(67,000)	(18,800)	(85,800)
Cash provided (used) from investing activities	(67,000)	(18,800)	(92,489)

Cash flows from financing activities:
Contributed capital			25,500
Borrowings on related party debt	429,182	385,000	1,016,613
Payments on related party debt	(125,000)	-	(125,000)
Borrowings on debt	850,000	-	855,998
Deferred financing cost	(75,000)	-	(75,000)
Principal payments on long term debt	(4,477)	-	(4,477)

Cash provided (used) in financing activities	1,074,705	385,000	1,693,6340

Increase (decrease) in cash	432,510	1,883	434,393

Cash at beginning of period	3,023	1,140	1,140

Cash at the end of the period	435,533	3,023	435,533

Supplemental cash flow information:
Noncash investing and financial activities:
Creation of debt discount	$600,000	-	$600,000
Stock issued for related party debt	$232,503	-	$232,503

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Enterprise)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						(Deficit)
						Accumulated
					Additional	During
	Common Stock		Preferred Stock		Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at January 1, 2004	33,856,433	33,857	0	0	5,464,539	-6,059,442	0	0	-561,046

Shares issued for services	100,000	100			2,900				3,000
Shares issued for financing	6,791,287	6,791			196,948				203,739
Subscriptions receivable for financing agreement	0	0					-116,069		-116,069
Net (loss) for the three months ended March 31, 2004	0	0				-103,522			-103,522 ,
Balance at March 31, 2004	40,747,720	$40,748	$0	$0	$5,664,387	(6,162,964)	($116,069)	$0	($573,898)
Share issued for services	24,009,000	24,009			1,085,500				1,109,509

Share issued for financing	7,604,562	7,605	0	0	221,460		(316,003)		(86,938)
Advances offset sub a/r							174,000		174,000
Shares issued for debt	1,000,000	1,000	0	0	39,000				40,000

Shares issued for amt due	1,589,927	1,590	0	0	47,000				48,590
Value of option exercised					351,000				351,000
Net (loss)						(1,161,756)			(1,161,756)
Balance as of December 31, 2004	74,951,209	74952	0	0	7408347	(7,324,720)	(258,072)		(99,493)

Net (loss) 1st quarter						(117,096)			(117,096)

Balance at March 31, 2005	74,951,209	74,952	$0	$0	7,408,347	(7,441,816)	(258,072)	$0	(216,589)

Shares issued for	4,000,000	4,000	0	0	216,000	0			220,000
consulting services

Shares issued for	2,276,033	2,276	0	0	187,568	0			189,844
officers salaries

Shares issued to	1,848,723	1,848	0	0	79,078	0			80,926
Eagle for expenses paid
Net Loss						(486,174)			(486,174)
Subtotals for 2nd quarter	8,124,756	8,125	0	0	482,646	0			490,771

Balance at June 30, 2005	83,075,965	83,076	0	0	7,890,993	(7,927,990)	(258,072)		(211,993)

Net Loss						$(127,024)			$(127,024)
Balance at Sept 30, 2005	83,075,965	83,076	0	0	7,890,993	$(8,055,014)	($258,072)		(339,017)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - continued

Balance at Sept 30, 2005	83,075,965	83,076	0	0	7,890,993	$(8,055,014)	($258,072)	(339,017)

Shares issued for	233,547	233	0	0	9,767			10,000
consulting services

Shares issued for	3,538,263	3,538	0	0	171,462			175,000
officers salaries

Shares issued to	1,452,662	1,453	0	0	118,219			119,672
Eagle for expenses paid

Shares issued to Eagle	1,762,271	1,762			120,991			122,753
20% of shares issued
Shares issued for	3,586,881	3,587			256,354			259,941
Shareholder loans 2005
Net Loss 4th Quarter						$(3,769,844)		$(3,769,845)
Class A Preferred Stock issued			5,100,000	5,100	555,900			561,000
Class B Preferred Stock issued			5,100,000	5,100	2,799,900			2,805,000

Balance at Dec 31, 2005	93,649,589	93,649	10,200,000	10,200	11,923,586	(11,824,859)	-258,072	-55,496

Shares issued for	5,191,538	5,192	0	0	464,808			470,000
officers salaries
Shares issued to Consultants	2,009,787	2,010			179,078			181,088
Shares issued to Eagle
for expenses paid	1,201,329	1,201	0	0	113,120			114,321

Shares issued to Eagle	1,270,772	1,271	0	0	116,911			118,182
Shareholder loans

Shares issued to Eagle	1,832,728	1,833	0	0	168,611			170,444
per agreement 20%
Net Loss 2006						(2,348,352)		(2,348,352)
Shares issued to	1,500,000	1,500	0	0	133,650			135,150
Scorpion Bay LLC								19,238
Imputed interest on shareholder loan					19,238
Balance at Dec 31, 2006	106,655,743	106,656	10,200,000	10,200	13,119,002	(14,173,211)	(258,072)	(1,195,425)

The accompanying notes are an integral part of these financial statements

CAMELOT ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
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

Summary of Significant Accounting Policies

Cash and cash equivalents: Camelot considers all investment instruments purchased with maturities of three months or less to be cash equivalents

Script Costs: Camelot capitalizes costs it incurs to buy or develop scripts that will later be used in the production of films according to the guidelines in SOP 00-02. Camelot will begin amortization of capitalized film costs when a film is releasd and it begins to recognize revenue from the film.

Income taxes - Camelot provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Financial Instruments - Financial instruments consist primarily of obligations under accounts payable and accrued expenses, notes payable and capital lease obligations. The carrying amounts of accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of notes payable and capitalized lease obligations approximate fair value because they contain market value interest rates and have specified repayment terms. Camelot has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Stock Based Compensation - Prior to December 31, 2005, Camelot accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective December 15, 2005, Camelot adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Camelot had not issued any options to employees in the prior periods thus; there was no impact of adopting the new standard.

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

CAMELOT ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2006 and 2005

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

Loss Per Common Share - The Company has adopted SFAS No. 128, Earnings per Share, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. There were no potentially dilutive securities outstanding at December 31, 2006

2.	GOING CONCERN

 The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. Camelot has had minimal revenues, has experienced an accumulated defict of $14,173,211 and has a stockholders’ deficit. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consist of restructuring its debt and seeking additional financial resources from its existing investors or others. However, instability in the stock price may make it difficult to find parties willing to accept restricted shares of common stock in exchange for services required to execute its business plan. There is no assurance that such resources would be made available to Camelot, or that they would be on financially viable terms.

3.	ADVANCES FROM AFFILIATE

In 2003, the Company entered into a consulting agreement Eagle Consulting, that is owned by the CEO of Camelot whereby the affiliate receives 20% of the Company’s common stock on a non-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. The affiliate received 1,832,728 shares of common stock with a market value of $170,444 for providing services and for continuing to finance the operations of the company under the agreement. See Note. 10 for further explanation.

During the year ended December 31, 2006, the Company recorded $429,182. in advances by an affiliate owned by the CEO, on behalf of the Company, compared to $399,193 for year ended December 31, 2005. Camelot paid $125,000 of these amounts back in cash and issued 1,270,772 shares with a market value of $118,181, leaving a balance owing to this company of $186,000. The affiliate received another 1,201,329 shares of common stock for repayment of $114,321 in expense advances on behalf of the company. The stock issued was valued at the weighted average price per share for the year.

CAMELOT ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2006 and 2005

4.	NOTES PAYABLE

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

Camelot evaluated the convertible notes and warrants under Statement of Financial Accounting Starndards No. 133, “Accounting for Derivative Instruments” and Emerging Issues Task Force 00-19 and determined that the Convertible notes contained compound embedded derivative liabilities. The warrants were also determined to be liabilities under SFAS 133 and EITF 00-19. Camelot determined that the compound embedded conversion features required bi-furcation from the note instrument and required an estimate of its fair market value. Camelot hired an independent valuation expert to determine the fair market value of both the compound embedded derivative and the warrants. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The fair market value of the warrants was estimated using Black Scholes with the major assumptions of (1) calculated volatility of 150%; (2) expected term of 7 years; (3) risk free rate of 4.64% and (4) expected dividends of zero.

On December 27, 2006, the fair market value of the compound embedded derivative was estimated to be $567,999. On the same date, the fair market value of the warrants was estimated to be $698,762. The face amount of the notes payable was discounted down to zero which will be amortized over the life of the notes using the effective interest method. The resulting derivative liabilities for the warrants and embedded conversion feature were recorded. Camelot recognized immediate interest expense of $666,761.

At December 31, 2006, Camelot estimated the fair value of the derivative liabilities to be a total of $1,237,280 resulting in a gain on derivative liability presented in the statement of operations of $29,480. In addition, Camelot amortized $1,521 of the discount on the note payable and this amount is included in interest expense.

In November 2006, Camelot issued a note payable to Scorpion Bay LLC for $250,000 which matured on March 22, 2007. This note is in default and is recorded at its full face value at December 31, 2006. In connection with this note, Camelot issued 1,500,000 of common with a market value of $135,150. As this note has matured, this amount was considered to be interest expense.

5.	DUE TO OFFICERS

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

6.	GENERAL AND ADMINISTRATIVE EXPENSES

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

CAMELOT ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2006 and 2005

7.	INCOME TAXES

 At December 31, 2006, Camelot had federal net operating loss carryforwards of approximately $5,510,000 that expire from 2013 to 2025 and stated net operating loss carryforwards of approximately $2,521 that expire from 2005 to 2009. Because of the current uncertainty of realizing the benefits of the tax net operating loss carryforwards, a valuation allowance has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

8.	RELATED PARTY TRANSACTIONS

During 2006 and 2005, Camelot issued shares of common stock for services rendered, cash advances, and payment of expenses on behalf of the Company to the CEO and affiliates.

On January 5, 2005, Camelot established a Series A and Series B Preferred Class of stock, with the Series A Preferred Stock reserved for employees, consultants and other professionals retained by the Company, and with the Series B Preferred Stock reserved for the Board of Directors In addition, Camelot authorized the issuance of 5,100,000 shares of its Class A and 5,100,000 shares of its Class B Preferred Stock to its Chief Executive Officer.

Camelot owed its officers $191,666 in accrued compensation. First quarter accrued compensation of $87,500 and second quarter accrued compensation of $104,166. The company issued a total of 911,459 restricted common shares at a market value of $87,500 for the first quarter of 2005 services and a total of 1,364,575 restricted common shares at a market value of $102,343 for second quarter 2005 services. The total shares issued for compensation of officers for the first and second quarter of 2005 was 2,276,034 shares

On June 29, 2005, Camelot issued 347,019 common shares to director and interim chief financial officer Jane Olmstead for services during the first and second quarters of 2005.

In the efforts to build a management team the company issued stock to the new management team.

George Jackson, H K Dyal, Chris Davis and Craig Kitchens each received 1,000,000 common shares for consulting services provided during the second quarter of 2005.

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

On December 29, 2006, the company issued , 2,761,455 restricted shares to Robert Atwell, CEO for salary, 1,104,583 restricted shares to George Jackson, CFO for salary and 1,325,500 restricted shares to Michael Ellis for services Robert Atwell was also issued 1,201,329 restricted shares as repayment for company expenses paid on personal credit cards, 1,270,772 shares for cash advanced to the company for general and administrative expenses. An additional, 1,832,728 shares were issued to Robert Atwell per agreement to continue to personally finance the company during this start up phase.

CAMELOT ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2006 and 2005

9.	COMMON STOCK

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