Form 10KSB/A
period 2006-12-31
Camelot Entertainment Group, Inc.
filed 2007-05-11
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
SECOND AMENDED

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
(TITLE OF CLASS)
COMMON STOCK, PAR VALUE $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The approximate aggregate market value of 32,004,142 Common Stock shares held by non-affiliates of the Registrant, based on 106,655,743 total outstanding shares less 74,651,601 shares held by affiliates, caculated at a market price of $.07, had a market value of $2,240,290 as of December 31, 2006. Total market value of all outstanding shares was $7,465,902 as of December 31, 2006.

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

Name of Beneficial Owner	Shares Beneficially Owned	Percent

The Atwell Group, LLC. (1) 2020 Main Street Suite 990 Irvine, CA 92614	66,513,047	62%
TOTAL 5% Shareholders as a Group	66,513,047	62%
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

Securities Ownership of Management

The following table sets forth as of December 31, 2006, certain information, based on information obtained from the persons named below, with respect to the securities ownership of the common stock by Management. Management owns 70%, or 74,651,601 shares, of the Company’s common stock.

Name of Beneficial Owner	Shares Beneficially Owned	Percent
Robert P. Atwell 2020 Main Street Suite 990 Irvine CA 92614	66,513,047	62.36%
Jane Olmstead 7474 East Arkansas #1204 Denver CO 80231	1,859,552	1.74%
George Jackson 2020 Main Street Suite 990 Irvine, CA 92614	3,559,955	3.34%
Rounsevelle Schaum 2020 Main St Suite 990 Irvine, Ca 92614	1.100,000	1.03%
Michael Ellis 2020 Main Street., Suite 990 Irvine, CA 92614	1,619,047	1.52%

Notes:

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is 2020 Main Street, Suite 990, Irvine, CA 92614.

(2) Based on 106,655,743 shares outstanding as of December 31, 2006.

(3) Includes shares issued to The Atwell Group, LLC., Eagle Consulting Group, Inc., and The Corporate Solution, for which Mr. Atwell is the President, and shares issued to Mr. Atwell’s wife.

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

/s/ Epstein, Weber & Conover, PLC
Scottsdale, Arizona
March 31, 2006

Camelot Entertainment Group, Inc. (A Development Stage Enterprise)
Balance Sheet

	December 31,	December 31,
	2006	2005
ASSETS

Current Assets
Cash	$435,533	$3,023
Prepaid Expenses	6,424	8,816
Loan Receivable	$17,500
Deferred Financing Costs	74,744
Total Current Assets	534,201	11,839

Other Assets	10,000
Capitalized Script Costs	75,800	18,800
Total Other Assets	85,800	18,800

Total Assets	$620,001	$30,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accured liabilities	$103,673	86,135
Accrued Expenses - other	36,952
Stockholder advances	186,000
Scorpion Bay, LLC Note Payable	250,000
Total Current Liabilities	576,625	86,135
Long Term Liabilities
Secured Note Payable - NIR Fairhill, net of unamortized discount of $598,479	1,521
Derivative Liability - Compound embedded derivatives	538,890
Derivative Liability - Warrant	698,390
Total Long Term Liablilities	1,238,801	0

Total Liabilities	1,815,426	86,135

Stockholders' Equity
Common Stock; Par Value $.001 Per Share; Authorized
150,000,000 Shares; 106,655,743 Shares and 93,649,859
Issued and Outstanding, respectively	106,656	93,649
Class A Convertible Preferred Stock; Par Value $.01 per share	5,100	5,100
Authorized, issued and outstanding 5,100,000 shares
Class B Convertible Preferred Stock; Par Value $.01 per share	5,100	5,100
Authorized, issued and outstanding 5,100,000 shares
Subscription Receivable	(258,072)	(258,072)
Capital in Excess of Par Value	13,119,002	11,923,586
Deficit Accumulated During the Development Stage	(14,173,211)	(11,824,859)

Total Stockholders' Equity	(1,195,425)	(55,496)

Total Liabilities and Stockholders' Equity	$620,001	30,639

The accompanying notes are an integal part of theses financial statements.

Camelot Entertainment Group, Inc. (A Development Stage Enterprise)
Statement of Operations

			From
			Inception on
			April 21, 1999
	For the Year Ended,		through
	December 31,	December 31,	December 31,
	2006	2005	2006

REVENUE	$-	$-	$58,568

EXPENSES
Costs of services			95,700
Sales and Marketing			53,959
Research & Development			252,550
General & Administrative	1,554,907	4,500,141	10,147,473
Impairment of assets			2,402,338
Impairment of investments in
other companies			710,868

Total Expenses	1,554,907	4,500,141	13,662,888

NET OPERATING LOSS	(1,554,907)	(4,500,141)	(13,604,320)

OTHER INCOME (EXPENSES)
Interest (Expense)	(822,925)	-	(832,219)
Gain/(loss) for change in derivative liability	29,480.00	-	7,828
Gain on extinguishment of debt	-	-	255,500

Total Other Income (Expenses)	(793,445.00)	-	(568,891)

NET LOSS	(2,348,352)	(4,500,141)	$(14,173,211)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.02)	(0.05)	$(0.30)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	94,012,109	83,688,182	46,984,139

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

Camelot Entertainment Group, Inc. (A Development Stage Enterprise)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						(Deficit)
						Accumulated
					Additional	During
	Common Stock		Preferred Stock		Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at January 1, 2004	33,856,433	33,857	0	0	5,464,539	(6,059,442)	0	0	(561,046)

Shares issued for services	100,000	100			2,900				3,000
Shares issued for financing	6,791,287	6,791			196,948				203,739
Subscriptions receivable for financing agreement	0	0					(116,069)		(116,069)
Net (loss) for the three months ended March 31, 2004	0	0				(103,522)			(103,522)
Balance at March 31, 2004	40,747,720	$40,748	$0	$0	$5,664,387	(6,162,964)	($116,069)	$0	($573,898)
Share issued for services	24,009,000	24,009			1,085,500				1,109,509

Share issued for financing	7,604,562	7,605	0	0	221,460		(316,003)		(86,938)
Advances offset sub a/r							174,000		174,000
Shares issued for debt	1,000,000	1,000	0	0	39,000				40,000

Shares issued for amt due	1,589,927	1,590	0	0	47,000				48,590
Value of option exercised					351,000				351,000
Net (loss)						(1,161,756)			(1,161,756)
Balance as of December 31, 2004	74,951,209	74952	0	0	7408347	(7,324,720)	(258,072)		(99,493)

Net (loss) 1st quarter						(117,096)			(117,096)

Balance at March 31, 2005	74,951,209	74,952	$0	$0	7,408,347	(7,441,816)	(258,072)	$0	(216,589)

Shares issued for	4,000,000	4,000	0	0	216,000	0			220,000
consulting services

Shares issued for	2,276,033	2,276	0	0	187,568	0			189,844
officers salaries

Shares issued to	1,848,723	1,848	0	0	79,078	0			80926
Eagle for expenses paid
Net Loss						(486,174)			(486,174)
Subtotals for 2nd quarter	8,124,756	8,125	0	0	482,646	0			490,771

Balance at June 30, 2005	83,075,965	83,076	0	0	7,890,993	(7,927,990)	(258,072)		(211,993)

Net Loss						$(127,024)			(127,024)
Balance at Sept 30, 2005	83,075,965	83,076	0	0	7,890,993	$(8,055,014)	($258,072)		(339,017)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - continued

Balance at Sept 30, 2005	83,075,965	83,076	0	0	7,890,993	$(8,055,014)	($258,072)	(339,017)

Shares issued for	233,547	233	0	0	9,767			10,000
consulting services

Shares issued for	3,538,263	3,538	0	0	171,462			175,000
officers salaries

Shares issued to	1,452,662	1,453	0	0	118,219			119,672
Eagle for expenses paid

Shares issued to Eagle	1,762,271	1,762			120,991			122,753
20% of shares issued
Shares issued for	3,586,881	3,587			256,354			259,941
Shareholder loans 2005
Net Loss 4th Quarter						$(3,769,845)		(3,769,845)
Class A Preferred Stock issued			5,100,000	5,100	555,900			561,000
Class B Preferred Stock issued			5,100,000	5,100	2,799,900			2,805,000

Balance at Dec 31, 2005	93,649,589	93,649	10,200,000	10,200	11,923,586	(11,824,859)	(258,072)	(55,496)

Shares issued for	5,191,538	5,192	0	0	464,808			470,000
officers salaries
Shares issued to Consultants	2,009,787	2,010			179,078			181,088
Shares issued to Eagle
for expenses paid	1,201,329	1,201	0	0	113,120			114,321

Shares issued to Eagle	1,270,772	1,271	0	0	116,911			118,182
Shareholder loans

Shares issued to Eagle	1,832,728	1,833	0	0	168,611			170,444
per agreement 20%
Net Loss 2006						(2,348,352)		(2,348,352)
Shares issued to Scorpion Bay LLC	1,500,000	1,500	0	0	133,650			135,150
Imputed interest on shareholder loan					19,238			19,238
Balance at Dec 31, 2006	106,655,743	106,656	10,200,000	10,200	13,119,002	(14,173,211)	(258,072)	(1,195,425)

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2006 and 2005

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Impairment of long-lived assets - Impairment of long-lived assetsis assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

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

In 2003, the Company entered into a consulting agreement with Eagle Consulting, that is owned by the CEO of Camelot whereby the affiliate receives 20% of the Company’s common stock on a non-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. The affiliate received 1,832,728 shares of common stock with a market value of $170,444 for providing services and for continuing to finance the operations of the company under the agreement. See Note. 10 for further explanation.

During the year ended December 31, 2006, the Company recorded $429,182. in advances by an affiliate owned by the CEO, on behalf of the Company, compared to $399,193 for year ended December 31, 2005. Camelot paid $125,000 of these amounts back in cash and issued 1,270,772 shares with a market value of $118,182, leaving a balance owing to this company of $186,000. The affiliate received another 1,201,329 shares of common stock for repayment of $114,321 in expense advances on behalf of the company. The stock issued was valued at the weighted average price per share for the year.

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

Camelot owed its officers $191,666 in accrued compensation. First quarter accrued compensation of $87,500 and second quarter accrued compensation of $104,166. The company issued a total of 911,459 restricted common shares at a market value of $87,500 for the first quarter of 2005 services and a total of 1,364,575 restricted common shares at a market value of $102,343 for second quarter 2005 services. The total shares issued for compensation of officers for the first and second quarter of 2005 was 2,276,033 shares

On June 29, 2005, Camelot issued 347,019 common shares to director and interim chief financial officer Jane Olmstead for services during the first and second quarters of 2005.

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

On December 30, 2005, in accordance with the agreement with Eagle Consulting Group, Inc. and the Company, issued the following shares: 1,452,662 for 3rd and 4th quarter expenses of $119,672 and 1,762,271 representing 20% of new shares issued during the year.

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

* * * * *

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

/S/ ROBERT P. ATWELL
Robert P. Atwell
Chief Executive Officer

/S/ GEORGE JACKSON
George Jackson
Chief Financial Officer