Form 10QSB
period 2007-03-31
Camelot Entertainment Group, Inc.
filed 2007-05-15
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

As of March 31, 2007, the Registrant had outstanding 111,655,743 shares of Common Stock, $0.001 par value.

CAMELOT ENTERTAINMENT GROUP, INC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Camelot Entertainment Group, Inc.
Balance Sheets Unaudited

ASSETS
	March 31,	December 31,
	2007	2006

Current Assets
Cash	$819	$435,533
Prepaid Expenses	6,424	6,424
Total Current Assets	7,243	441,957

Deferred Financing Costs	68,974	74,744
Loan Receivable	17,500	17,500
Scripts Costs	79,700	75,800
Deposit for potential business acquistion	50,000	10,000
Total other assets	216,174	178,044

Total Assets	$223,417	620,001

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICT)

Current Liabilities
Accounts Payable and accured liabilities	$299,844	$140,625
Note Payable - Scorpion Bay, LLC	250,000	250,000
Stockholder advances	34,223	186,000

Total Current Liabilities	584,067	576,625

Long Term Liabilities
Secured Note Payable - NIR Fairhill, net of unamortized discount of $564,169	35,831	1,521
Derivative Liability - Compound	521,293	538,890
Derivative Liability - Warrant	931,241	698,390
Total Long Term Liabilities	1,488,365	1,238,801

Total Liabilities	2,072,432	1,815,426

Stockholders' Equity (Deficit)

Common Stock; Par Value $.001 Per Share; Authorized 150,000,000 Shares; 144,655,743 Shares Issued and 111,655,743 Outstanding.	111,656	106,656

Class A Convertible Preferred Stock; Par Value $.01 per share Authorized, issued and outstanding 5,100,000 shares	5,100	5,100

Class B Convertible Preferred Stock; Par Value $.01 per share Authorized, issued and outstanding 5,100,000 shares	5,100	5,100

Subscription Receivable	(758,072)	(258,072)

Capital in Excess of Par Value	13,615,236	13,119,002
Deficit Accumulated During the Development Stage	(14,828,035)	(14,173,211)

Total Stockholders' Equity (Deficit)	(1,849,015)	(1,195,425)

Total Liabilities and Stockholders' Equity (Deficit)	$223,417	$620,001

The accompanying notes are an integal part of theses financial statements.

Camelot Entertainment Group, Inc.
Statements of Operations
Unaudited

			From
			Inception on
			April 21, 1999
	For the Quarter Ended,		through
	March 31,	March 31,	March 31,
	2007	2006	2007

REVENUE	$-	$-	$58,568

EXPENSES
Costs of services			95,700
Sales and Marketing			53,959
Research & Development			252,550
General & Administrative	386,420	190,762	10,533,893
Impairment of assets			2,402,338
Impairment of investments in
other companies			710,868

Total Expenses	386,420	190,762	14,049,308

NET OPERATING LOSS	(386,420)	(190,762)	(13,990,740)

OTHER INCOME (EXPENSES)

Interest (Expense)	(53,150)	-	(885,369)
Gain (loss) on derivative liability	(215,254)	-	(207,426)
Gain on extinguishment of debt	-	-	255,500

Total Other Income (Expenses)	(268,404)	-	(837,295)

NET LOSS	(654,824)	(90,762)	$(14,828,035)

BASIC LOSS PER COMMON SHARE	(0.0060)	(0.00)	$(0.29)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	107,433,521	93,649,589	50,135,678

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT
(unaudited)

						(Deficit)
						Accumulated
	Common Stock		Preferred Stock		Additional	During
					Paid-In	Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Balance at January 1, 2004	33,856,433	33,857	-	-	5,464,539	(6,059,442)	-	(561,046)

Shares issued for services	100,000	100			2,900			3,000
Shares issued for financing	6,791,287	6,791			196,948			203,739
Subscriptions receivable for financing agreement							(116,069)	(116,069)
Net (loss)						(131,681)		(131,681)
Balance at March 31, 2004	40,747,720	$40,748	$-	$-	$5,664,387	(6,191,123.00)	($116,069)	$(602,057)
Share issued for services	24,009,000	24,009			1,085,500			1,109,509

Share issued for financing	7,604,562	7,605			221,460		(316,003)	(86,938)
Advances offset sub a/r							174,000	174,000
Shares issued for debt	1,000,000	1,000			39,000			40,000

Shares issued for amt due	1,589,927	1,590			47,000			48,590
Value of option exercised					351,000			351,000
Net (loss)						(1,161,756)		(1,161,756)
Balance as of December 31, 2004	74,951,209	74952	-	-	7408347	(7,324,719)	(258,072)	(99,492)

Net (loss) 1st quarter						(117,096)		(117,096)

Balance at March 31, 2005	74,951,209	74,952	$-	$-	7,408,347	(7,441,815)	(258,072)	(216,588)

Shares issued for	4,000,000	4,000			216,000			220,000
consulting services

Shares issued for	2,276,033	2,276			187,568			189,844
officers salaries

Shares issued to	1,848,723	1,849			79,078			80,927
Eagle for expenses paid
Net Loss						(486,174)		(486,174)

Balance at June 30, 2005	83,075,965	83,076	-	-	7,890,993	(7,927,989)	(258,072)	(211,991)

Net Loss						$(127,024)		$(127,024)
Balance at Sept 30, 2005	83,075,965	83,076	-	-	7,890,993	$(8,055,013)	($258,072)	(339,015)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - continued

Balance at Sept 30, 2005	83,075,965	83,076	-	-	7,890,993	$(8,055,013)	($258,072)	(339,015)

Shares issued for	233,547	233			9,767			10,000
consulting services

Shares issued for	3,538,263	3,538			171,462			175,000
officers salaries

Shares issued to	1,452,662	1,453			118,219			119,672
Eagle for expenses paid

Shares issued to Eagle	1,762,271	1,762			120,991			122,753
20% of shares issued
Shares issued for	3,586,881	3,587			256,354			259,941
Shareholder loans 2005
Net Loss						$(3,769,845)		$(3,769,845)
Class A Preferred Stock issued			5,100,000	5,100	555,900			561,000
Class B Preferred Stock issued			5,100,000	5,100	2,799,900			2,805,000

Balance at Dec 31, 2005	93,649,589	93,649	10,200,000	10,200	11,923,586	(11,824,860)	(258,072)	(55,496)

Shares issued for	5,191,538	5,192			464,808			470,000
officers salaries
Shares issued to Consultants	2,009,787	2,010			179,078			181,088
Shares issued to Eagle
for expenses paid	1,201,329	1,201			113,120			114,321

Shares issued to Eagle	1,270,772	1,271			116,911			118,182
Shareholder loans

Shares issued to Eagle	1,832,728	1,833			168,611			170,444
per agreement 20%
Net Loss						(2,348,351)		(2,348,351)
Shares issued to Scorpion Bay	1,500,000	1,500			133,650			135,150
Imputed interest on shareholder loan					19,238			19,238

Balance at Dec 31, 2006	106,655,743	106,656	10,200,000	10,200	13,119,002	(14,173,211)	(258,072)	(1,195,425)

Shares issued for advance on financing arrangement	5,000,000	5,000			495,000		(500,000)	-

Imputed interest on shareholder loan					1,234			1,234
Net Loss						(654,824)		(654,824)

Balance at March 31, 2007	111,655,743	111,656	10,200,000	10,200	13,615,236	(14,,828,035)	(758,072)	(1,849,015)

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
Statement of Cash Flows Unaudited

			From
			Inception on
			April 21, 1999
	For the Quarter ended		through
	March 31,	March 31,	March 31,
	2007	2006	2007

OPERATING ACTIVITIES
Net (loss) income for the period	$(654,824)	$(190,762)	$(14,828,035)

Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Amortization of deferred financing cost	5,770	-	6,026
Amortization of discount associated with notes payable	34,310	-	35,831
Imputed interest on shareholder loan	1,234	-	20,472
Loss on derivative liability	232,851	-	899,612
Gain on derivative liability	(17,597)	-	(47,077)
Common stock issued for interest expense	-	-	135,150
Common stock issued per dilution agreement	-	-	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation			3,997
Amortization of deferred compensation	-	-	1,538,927
Common Stock issued for services	-	-	2,533,935
Common Stock issued for expense reimbursement	-		22,000
Common Stock issued for technology			19,167
Impairment of investments in other companies	-		710,868
Impairment of assets			2,628,360
Prepaid services expensed	-	1,200	530,000
Expenses paid through notes payable proceeds	-	-	66,489
Loss on disposal of property and equipment			5,854
Preferred Stock issued to shareholder	-	-	3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	-	-	(24,358)
Increase (decrease) in accounts payable & other a/p	159,219	98,832	506,985
Increase (decrease) in due to officers
Net Cash provided (used) by operating activities	$(239,037)	$(90,730)	$(1,405,789)

Cash flows from investing activities:
Purchase of fixed assets			(6,689)
Purchase of assets-Script Costs/business deposits	(43,900)	(5,000)	(129,700)
Cash provided (used) from investing activities	$(43,900)	$(5,000)	$(136,389)

Cash flows from financing activities:
Contributed capital			25,500
Borrowings on related party debt	32,144	92,962	1,048,757
Payments on related party debt	(183,921)	-	(308,921)
Borrowings on debt	-	-	855,998
Deferred financing cost	-	-	(75,000)
Principal payments on long term debt	-	-	(4,477)

Cash provided (used) in financing activities	$(151,777)	$92,962	$1,541,857

Increase (decrease) in cash	$(434,714)	$(2,768)	$(321)

Cash at beginning of period	$435,533	$3,023	$1,140

Cash at the end of the period	$819	$255	$819

Supplemental cash flow information:
Noncash investing and financial activities:
Creation of debt discount	-	-	$600,000
Stock issued for related party debt	-	-	$232,503
Stock issued in advance of financing arrangement	$500,000	-	$500,000

The accompanying notes are an integral part of these financial statements.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED, MARCH 31, 2007

 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:
Camelot Entertainment Group, Inc, a Delaware Corporation, which develops, produces, markets and distributes motion pictures, was originally incorporated with the intention of providing services and resources to entrepreneurs looking to launch novel products and ventures worldwide in exchange for an interest in the startup ventures. Camelot’s activities since inception have consisted of raising capital, recruiting a management team and entering into ventures and alliances with affiliates. The Company has substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology. As of December 31, 2002 the Company had written-off all of its investments due to impairments in the carrying value of the assets.
Basis of Presentation:
Management has determined that the Company is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to March 31, 2007.

The accompanying unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in Camelot’s annual report on Form 10-KSB/A for the fiscal year ended December 31, 2006, amended as of May 11,2007.

Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the interim FASB guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective January 1, 2007, we adopted the provisions of SFAS No. 155 prospectively for all financial instruments acquired or issued on or after January 1, 2007. Adoption of this statement will not have a significant effect on our consolidated results of operations, financial position or cash flows.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED, MARCH 31, 2007

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. Camelot has had minimal revenues, has experienced an accumulated deficit of $14,828,035 and has a stockholders’ deficit. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consist of restructuring its debt and seeking additional financial resources from its existing investors or others. However, instability in the stock price may make it difficult to find parties willing to accept restricted shares of common stock in exchange for services required to execute its business plan. There is no assurance that such resources would be made available to Camelot, or that they would be on financially viable terms

3.  COMMITMENTS AND CONTINGENCIES

During the quarter ended March 31, 2007, the Camelot recorded $32,144 in advances by an affiliate on behalf of Camelot, compared to $92,962 for quarter ended March 31, 2006. The affiliate has not received any shares of common stock for repayment of expense advances on behalf of Camelot.

4.  NOTES PAYABLE

On December 27, 2006, Camelot issued a callable secured convertible note payable for $600,000 to various holders. The note payable provided for annual interest at 8%, was secured by all of the assets of the Company, and matured on April 27, 2009. The principle and accrued interest of the note is convertible into Camelot’s common stock at a variable conversion price, which is 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. In addition, these notes have registration rights agreements, which call for liquidated damages in the event an effective registration statement is not filed within a timely basis. In addition, the holders of these notes were issued 7-year warrants to purchase 10,582,609 common shares at an exercise price of $0.15 per share.
Of the proceeds of $600,000 Camelot recognized $75,000 in deferred financing costs related to cost of securing the debt. The deferred financing cost will be amortized over the life of the notes payable. $5,770 and $256 of the deferred financing cost was amortized as of March 31, 2007 and December 31, 2006, respectively, and included in interest expense.

Camelot evaluated the convertible notes and warrants under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments” and Emerging Issues Task Force 00-19 and determined that the Convertible notes contained compound embedded derivative liabilities. The warrants were also determined to be liabilities under SFAS 133 and EITF 00-19. Camelot determined that the compound embedded conversion features required bi furcating from the note instrument and required an estimate of its fair market value. Camelot hired an independent valuation expert to determine the fair market value of both the compound embedded derivative and the warrants. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The fair market value of the warrants was estimated using Black Scholes with the major assumptions of (1) calculated volatility of 150%; (2) expected term of 7 years; (3) risk free rate of 4.64% and (4) expected dividends of zero.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED, MARCH 31, 2007

4.  NOTES PAYABLE  - continued

At March 31, 2007, Camelot estimated the fair value of the derivative liabilities to be a total of $1,452,534 resulting in a loss on derivative liability presented in the statement of operations of $215,254. In addition, Camelot amortized $34,310 of the discount on the note payable and this amount is included in interest expense.

In November 2006, Camelot issued note payable to Scorpion Bay LLC for $250,000, which matured on March 22, 2007. This note is in default and is recorded at its full face value at December 31, 2006. In connection with this note, Camelot issued 1,500,000 of common stock with a market value of $135,150. As this note has matured, this total amount was considered to be interest expense.

5.  DUE TO OFFICERS

In the quarter ended March 31, 2007 Camelot had accrued $117.500 in compensation to its officers. Total due to officers as of March 31, 2007 was $127,500.

6.  RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2007 and 2006, Camelot entered into related party transactions with Board members, officers and affiliated entities owned by the CEO of the Company. Camelot plans to issue shares of common stock for services rendered, cash advances, and payment of expenses on Camelot’s behalf.

7.  COMMON STOCK
Camelot issued 5,000,000 to Nucore Industries, Inc. on March 16, 2007, as a good faith non-refundable deposit for a potential financing to be funded by Nucore, and it has been presented as a subscription receivable at March 31, 2007.

As a result of our agreement with the affiliated company owned by the CEO of Camelot, the affiliate receives 20% of the Company’s common stock on an anti-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. In addition, the affiliate has the option to receive 2,000,000 cashless options to purchase common shares at $0.03 per share. For each one dollar ($1) increase in the price of the Company’s stock, the affiliate shall be entitled to receive an additional two million options throughout the term of the agreement between the affiliate and the Company, which expires on March 28, 2008. In addition, the Company shall have the first right of refusal to purchase the options from the affiliate for the current market value once the affiliate notifies the Company that it intends to exercise the options. In the event the Company elects not to exercise this first right of refusal, and subject to applicable laws, the affiliate shall be entitled to exercise the sale of shares or options immediately thereafter. As of March 31, 2007, the affiliate has not exercised its right to receive the options and therefore no options have been granted. The affiliate’s right to receive the options and to exercise those options expires on March 28, 2008. No shares were issued during the quarter for this agreement.

8.  SUBSEQUENT EVENTS

On April 30, 2007, Camelot increased the number of authorized shares from 150,000,000 to 300,000,000 shares of common stock and preferred shares from 15,000,000 to 30,000,000 shares.

On May 11, 2007, Camelot filed a registration statement on Form SB-2/A.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. The Company has estimated a $2,450,000 deferred income tax asset related to net operating loss carry forwards and other book/tax differences at March 31, 2007 to $5,510,000. Management determined that because the Company has yet to generate taxable income, and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

We had acquired certain technology and licenses. Prior to January 1, 2004, the Company determined that the value of these acquired assets was impaired and has provided an impairment allowance for the full purchase price of these assets. The impairment amount charged to operations in prior years was $3,113,206.

Critical Accounting Policies

We have defined a critical accounting policy as one that is both important to the portrayal of our financial condition and results of operations, and requires the management to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

Capital Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances from January 1, 2007 to March 31 total $32,144. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations.

The Company's continued existence is dependent upon its ability to generate operating revenues and/or obtain additional equity financing.

The Company entered into an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. Eagle has advanced the Company an amount of funds in the first quarter of 2007, and it appears unlikely that such funding should be enough to meet all of the Company's cash requirements for the remaining quarters in 2007. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  We have incurred losses in each operating period since our inception on October 12, 1999. Operating losses may continue, which could adversely affect financial results from operations and stockholder value, and there is a risk that we may never become profitable.

  As of March 31, 2007, we have an accumulated deficit of $14,828,035 all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. There can be no assurance that our management will be successful in managing the Company as a motion picture production, distribution and marketing concern.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Financial Accounting Standards Board No. 133,” and by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Financial Accounting Standards Board Statement No. 133,” which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted Statement of Financial Accounting Standards No. 133 beginning January 1, 2004. The adoption of Statement of Financial Accounting Standards No. 133 did materially impact our results of operations with our convertible notes payable entered into in December 2006

Plan of Operations

Overview

We were incorporated in Delaware on October 12, 1999. During May 2004 we changed our name to Camelot Entertainment Group, Inc. and changed our business model from pursuing a new approach to venture formation (the Dstage.com Model) to the “Camelot Studio Model” (or “CSM”), which provides for the development, production, marketing and distribution of motion pictures. The CSM attempts to combine the efficiencies realized by studios of the early 1900’s, with the artistic focus and diversity of today’s independent productions. Using this approach, we believe the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CSM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas a low-budget picture is severely limited by the types of postproduction technology used, due to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum of 12 original motion pictures each year. The goal of the CSM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

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

Our current cash requirements are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. For the first quarter of 2007, Eagle has advanced the Company a total, including interest, of $32,144, which with the financing received in December 2006, covered all of our operating expenses for 2007.

To successfully grow the individual segments of our business, we must decrease our cash burn rate, improve our cash position and the revenue base of each segment, and succeed in our ability to raise additional capital through a combination of primarily public or private equity offering or strategic alliances.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

QUARTER ENDED MARCH 31, 2007, COMPARED TO QUARTER ENDED MARCH 31, 2006:

The Company did not generate any revenue during the three months ended, March 31, 2007.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $ 10,533,893 of general and administrative expenses since its inception. General and administrative expenses were $ 386,420 for the three months ended March 31, 2007, respectively, compared to $190,762 for the three months ended March 31, 2006. Increase in expenses primarily due to increase professional fees, rent, insurance and payroll expenses.

The general and general administrative expenses for the quarter were comprised of $127,500 of officers salaries and $175,622 of professional services and fees. Other costs, $8,100 for marketing, seminars, telephone costs $2,912, rent $22,418, payroll expenses $22,500, insurance costs $12,251 and $15,117 other administrative costs These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

Total General and Administrative expenses of $386,420 are for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have no history of operations as a film production and distribution company. We believe that, due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. This quarter, Eagle has advanced the Company a total of $32,144. The funding commitment from Eagle may not be able cover all of our operating expenses for the remaining nine months of 2007.

Further, we have prepared an SB-2 registration statement for the purpose of funding our initial slate of pictures. If the anticipated funding is successful, it is our goal to have between 10 and 12 motion pictures in various stages of development or production within 12 months. In the event we are unable to complete the funding, we could have to delay our slate until such time as the necessary funding is acquired.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

We expect to have a need for Additional Financing

  As of March 31, 2007, we had a working capital deficit of $576,824. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, Camelot’s management evaluated, with the participation of Camelot’s principal executive officer and principal financial officer, the effectiveness of the design and operation of Camelot’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, Camelot’s chief executive officer and Camelot’s chief financial officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report. While conducting the review of the interim financial statements as of and for the period ended March 31, 2007, our independent auditors found numerous adjustments that indicated a material weakness in our controls over financial reporting. It is our plan with additional funding to devote more resources to this very critical function.

There has been no change in Camelot’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Camelot’s internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

On March 16, 2007, 5,000,000 common shares were issued to Nucore Industries, Inc. as a deposit for a funding deal for Camelot Entertainment Group, Inc, and it has been presented as a subscription receivable at March 31, 2007. As of April 30, 2007, funding has no been received by the company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

NONE

ITEM 5. OTHER INFORMATION

Subsequent event: On April 30, 2007, the board of directors approved the increasing the number of authorized common and preferred shares of stock.

Authorized common shares were increased from 150,000,000 to 300,000,000 shares and number of authorized preferred shares were increased from 15,000,000 to 30,000,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

31.1 Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

NONE

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

Date: May 15, 2007	By:	/s/ ROBERT P. ATWELL
Robert P. Atwell
Title: Chief Executive Officer

Date: May 15, 2007	By:	/s/ GEORGE JACKSON
George Jackson
Title: Chief Financial Officer