Form 10QSB
period 2007-06-30
Camelot Entertainment Group, Inc.
filed 2007-08-20
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30785

CAMELOT ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2195605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2020 Main Street #990, Irvine, CA	92614
(Address of principal executive offices)	(zip code)

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

Yes ☒ No ☐

As of August 17, 2007, the Registrant had outstanding 122,558,450 shares of Common Stock, $0.001 par value.

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

Camelot Entertainment Group, Inc.
Balance Sheets Unaudited

ASSETS
	June 30,	December 31,
	2007	2006

Current Assets
Cash	$23,478	$435,533
Prepaid Expenses	6,424	6,424
Total Current Assets	29,902	441,957

Deferred Financing Costs	69,732	74,744
Loan Receivable	17,500	17,500
Scripts Costs	79,700	75,800
Deposit for potential business acquistion and studio project	85,000	10,000
Total long term assets	251,174	178,044

Total Assets	$281,834	620,001

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICT)

Current Liabilities
Accounts Payable and accured liabilities	$624,048	$140,625
Note Payable - Scorpion Bay, LLC (net of unamortized discount of $34,948)	65,052	250,000
Stockholder advances	30,720	186,000

Total Current Liabilities	719,820	576,625

Long Term Liabilities
Secured Note Payable - NIR Fairhill, net of unamortized discount of $781,463	189,954	1,521
Derivative Liability - Compound	976,533	538,890
Derivative Liability - Warrant	150,744	698,390
Total Long Term Liabilities	1,317,231	1,238,801

Total Liabilities	2,037,051	1,815,426

Stockholders' Equity (Deficit)

Common Stock; Par Value $.001 Per Share; Authorized 300,000,000 Shares; 122,058,450 and 106,655,743 shares issued and outstanding, respectively	122,058	106,656

Class A Convertible Preferred Stock; Par Value $.01 per share 15,000,000Authorized, 5,100,000 issued and outstanding shares	5,100	5,100

Class B Convertible Preferred Stock; Par Value $.01 per share 15,000,000 Authorized, 5,100,000 issued and outstanding shares	5,100	5,100

Subscription Receivable	(758,072)	(258,072)

Capital in Excess of Par Value	14,044,274	13,119,002
Deficit Accumulated During the Development Stage	(15,173,677)	(14,173,211)

Total Stockholders' Equity (Deficit)	(1,755,217)	(1,195,425)

Total Liabilities and Stockholders' Equity (Deficit)	$281,834	$620,001

The accompanying notes are an integal part of theses financial statements.

Camelot Entertainment Group, Inc.
Statements of Operations
Unaudited

					From
					Inception on
					April 21, 1999
	For Three Months ended,		For the Six months ended		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$58,568

Total Revenue	$-	$-	$-	$-	$58,568

EXPENSES
Costs of services	-	-	-	-	95,700
Sales and Marketing	-	-	-	-	53,959
Research & Development	-	-	-	-	252,550
General & Administrative	552,359	202,956	938,780	393,716	11,086,253
Impairment of assets	-	-	-	-	2,402,338
Impairment of investments in
other companies	-	-	-	-	710,868

Total Expenses	552,359	202,956	938,780	393,716	14,601,668

NET OPERATING LOSS	(552,359)	(202,956)	(938,780)	(393,716)	(14,543,100)

OTHER INCOME (EXPENSES)

Interest (Expense)	(410,806)	-	(463,956)	-	(651,066)
Gain on derivative liability	821,318	-	838,915	-	868,395
Loss on derivative liability	(203,794)		(436,645)		(1,103,406)
Gain on extinguishment of debt	-	-	-	-	255,500

Total Other Income (Expenses)	206,719	-	(61,686)	-	(630,577)

NET LOSS	(345,641)	(202,956)	(1,000,466)	(393,716)	$(15,173,677)

BASIC LOSS PER COMMON SHARE	(0.0030)	(0.0022)	(0.0090)	(0.0042)	$(0.29)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	114,097,641	93,649,589	110,793,359	93,649,589	52,395,377

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

						(Deficit)
						Accumulated
	Common Stock		Preferred Stock		Additional	During
					Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at January 1, 2004	33,856,433	33,857	0	0	5,464,539	(6,059,442)	0	0	(561,046)

Shares issued for services	100,000	100			2,900				3,000
Shares issued for financing	6,791,287	6,791			196,948				203,739
Subscriptions receivable for financing agreement	0	0					(116,069)		(116,069)
Net (loss) for the three months ended March 31, 2004	0	0				(103,522)			(103,522)
Balance at March 31, 2004	40,747,720	$40,748	$0	$0	$5,664,387	(6,162,964)	$(116,069)	$0	$(573,898)
Share issued for services	24,009,000	24,009			1,085,500				1,109,509

Share issued for financing	7,604,562	7,605	0	0	221,460		(316,003)		(86,938)
Advances offset sub a/r							174,000		174,000
Shares issued for debt	1,000,000	1,000	0	0	39,000				40,000

Shares issued for amt due	1,589,927	1,590	0	0	47,000				48,590
Value of option exercised					351,000				351,000
Net (loss)						(1,161,756)			(1,161,756)
Balance as of December 31, 2004	74,951,209	74952	0	0	7,408,347	(7,324,720)	(258,072)		(99,493)

Net (loss) 1st quarter						(117,096)			(117,096)

Balance at March 31, 2005	74,951,209	74,952	$0	$0	7,408,347	(7,441,816)	(258,072)	$0	(216,589)

Shares issued for	4,000,000	4,000	0	0	216,000	0			220,000
consulting services

Shares issued for	2,276,033	2,276	0	0	187,568	0			189,844
officers salaries

Shares issued to	1,848,723	1,848	0	0	79,078	0			80,926
Eagle for expenses paid
Net Loss						(486,174)			(486,174)
Subtotals for 2nd quarter	8,124,756	8,125	0	0	482,646	(486,174)			4,597

Balance at June 30, 2005	83,075,965	83,076	0	0	7,890,993	(7,927,990)	(258,072)		(211,993)

Net Loss						$(127,024)			$(127,024)
Balance at Sept 30, 2005	83,075,965	83,076	0	0	7,890,993	$(8,055,014)	$(258,072)		(339,017)

Shares issued for	233,547	233	0	0	9,767				10,000
consulting services

Shares issued for	3,538,263	3,538	0	0	171,462				175,000
officers salaries

Shares issued to	1,452,662	1,453	0	0	118,219				119,672
Eagle for expenses paid

Shares issued to Eagle	1,762,271	1,762			120,991				122,753
20% of shares issued
Shares issued for	3,586,881	3,587			256,354				259,941
Shareholder loans 2005
Net Loss 4th Quarter						$(3,769,845)			(3,769,845)
Class A Preferred Stock issued			5,100,000	5,100	555,900				561,000
Class B Preferred Stock issued			5,100,000	5,100	2,799,900				2,805,000

Balance at Dec 31, 2005	93,649,589	93,649	10,200,000	10,200	11,923,586	(11,824,859)	(258,072)		(55,496)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) -continued

Shares issued for	5,191,538	5,192	0	0	464,808			470,000
officers salaries
Shares issued to Consultants	2,009,787	2,010			179,078			181,088
Shares issued to Eagle
for expenses paid	1,201,329	1,201	0	0	113,120			114,321

Shares issued to Eagle	1,270,772	1,271	0	0	116,911			118,182
Shareholder loans

Shares issued to Eagle	1,832,728	1,833	0	0	168,611			170,444
per agreement 20%

Shares issued to	1,500,000	1,500	0	0	133,650			135,150
Scorpion Bay LLC
Imputed interest on
shareholders loan					19,238			19,238

Net Loss						(2,348,352)		(2,348,352)

Balance at Dec 31, 2006	106,655,743	106,656	10,200,000	10,200	13,119,002	(14,173,211)	(258,072)	(1,195,425)

Shares issued to Nucore	5,000,000	5,000			495,000		(500,000)	-

Shares issued for
interest on note payable	7,000,000	7,000			332,000			339,000

Shares issued for expenses paid	401,957	401	-	-	15,676			16,077

Shares issued for services	1,250,000	1,250	-	-	48,750			50,000

Shares issued for conversions of notes payable:	1,750,750	1,751			27,012				28,763

Accelerated amortization of discount on notes payable					(23,460)				(23,460)

Derivative liability relieved by
conversions of notes payable					28,048				28,048

Imputed interest on shareholder loan					2,246				2,246

Net Loss						(1,000,466)			(1,000,466)

Balance at June 30, 2007	122,058,450	122,058	10,200,000	10,200	14,044,274	(15,173,677)	(758,072)	-	(1,755,217)

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
Statement of Cash Flows

			From
			Inception on
			April 21, 1999
	For six months ended	For six months ended	through
	June 30,	June 30,	June 30,
	2007	2006	2007

OPERATING ACTIVITIES
Net loss	$(1,000,466)	$(393,716)	$(15,173,677)

Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Amortization of deferred financing cost	18,012	-	18,268
Amortization of discount associated with notes payable	117,922	-	119,443
Imputed interest on shareholder loan	2,246	-	21,484
Loss on derivative liability	436,645	-	1,103,406
Gain on derivative liability	(838,915)	-	(868,395)
Common Stock issued for interest expenses	300,000	-	435,150
Common stock issued per dilution agreement	-	-	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation	-	-	3,997
Amortization of deferred compensation	-	-	1,538,927
Common Stock issued for services	50,000	-	2,583,935
Common Stock issued for expense reimbursement	-	-	22,000
Common Stock issued for technology	-	-	19,167
Impairment of investments in other companies	-	-	710,868
Impairment of assets	-	-	2,628,360
Prepaid services expensed	-	2,392	530,000
Expenses paid through notes payable proceeds	-	-	66,489
Loss on disposal of property and equipment	-	-	5,854
Preferred Stock issued to shareholder	-	-	3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	-	(20,626)	(24,358)
Increase (decrease) in accounts payable & other a/p	483,603	182,891	831,369
Increase (decrease) in due to officers
Net Cash used in operating activities	(430,953)	(229,059)	(1,597,705)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(6,689)
Purchase of assets-Script Costs/business deposits	(78,900)	(60,000)	(164,700)
Net Cash used ininvesting activities	(78,900)	(60,000)	(171,389)

Cash flows from financing activities:
Contributed capital	-	-	25,500
Borrowings on related party debt	132,686	294,292	1,149,299
Payments on related party debt	(271,888)	-	(396,888)
Borrowings on debt	500,000	-	1,355,998
Deferred financing costs	(13,000)	-	(88,000)
Principal payments on long term debt	(250,000)	(4,477)	(254,477)
Cash provided by financing activities	97,798	229,815	1,791,432

Statement of Cash Flows-continued

Increase (decrease) in cash	(412,055)	756	22,338

Cash at beginning of period	435,533	3,023	1,140

Cash at the end of the period	23,478	3,779	23,478

Supplemental Schedule of Non-cash Information:
Noncash investing and financing activities:
Creation of debt discount	359,315	-	959,315
Stock issued for related party debt	16,078	-	248,581
Stock issued in advance of financing arrangement	500,000	-	500,000
Stock issued for conversion of debt to equity	28,763	-	28,763
Accelerated amortization of discount on notes payable	23,460	-	23,460
Derivative liability relieved by conversions of notes payable	28,048	-	28,048

The accompanying notes are an integral part of these financial statements.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED, JUNE 30, 2007

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

Basis of Presentation:
Management has determined that Camelot is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to June 30, 2007.

The accompanying unaudited financial statements as of June 30, 2007 and for the six months ended June 30, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in Camelot’s annual report on Form 10-KSB/A for the fiscal year ended December 31, 2006, amended as of May 11,2007.

Certain amounts originally presented at December 31, 2006 have been reclassified to conform with the presentation at june 30, 2007.

Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the interim FASB guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective January 1, 2007, we adopted the provisions of SFAS No. 155 prospectively for all financial instruments acquired or issued on or after January 1, 2007. Adoption of this statement will not have a significant effect on our results of operations, financial position or cash flows.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED, JUNE 30, 2007

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. Camelot has had minimal revenues, has experienced losses since inception and has a stockholders’ deficit. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about Camelot's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

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

On April 24, 2007, Camelot entered into an agreement with a third party to exclusively negotiate the construction of an entertainment media arts center .  During the negotiation period of nine months, Camelot will make a series of four $25,000 deposits upon completion of certain milestones.  As of June 30, 2007, Camelot has made it’s first “good faith” deposit in order to continue negotiations.

On July 19, 2007, Camelot made it’s second “good faith” deposit in its exclusive contract to negotiate the construction of an entertainment media arts center.

4.  NOTES PAYABLE

On December 27, 2006, Camelot issued a callable secured convertible note payable for $600,000 and $400,000 on June 6, 2007 to various holders  The note payable provided for annual interest at 8%, was secured by all of the assets of Camelot, and matured on April 27, 2009. The principle and accrued interest of the note is convertible into Camelot’s common stock at a variable conversion price, which is 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. In addition, these notes have registration rights agreements, which call for liquidated damages in the event an effective registration statement is not filed within a timely basis. In addition, the holders of these notes were issued 7-year warrants to purchase 10,582,609 common shares at an exercise price of $0.15 per share.

Of the proceeds of $600,000 Camelot recognized $75,000 in deferred financing costs related to cost of securing the debt. Of the proceeds of $400,000 Camelot recognized $13,000 in deferred financing costs related to cost of securing the debt. The deferred financing cost will be amortized over the life of the notes payable. $18,012 and $0 of the deferred financing cost was amortized as of June 30, 2007 and June 30, 2006, respectively, and included in interest expense.

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

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED, JUNE 30, 2007

4.  NOTES PAYABLE -continued

At June 30, 2007, Camelot estimated the fair value of the derivative liabilities to be a total of $1,127,277 resulting in a net gain on derivative liability presented in the statement of operations of $402,270. In addition, Camelot amortized $113,870 of the discount on the note payable and this amount is included in interest expense.  During the period ended, the holder converted $28,763 of the notes payable  into 1,750,750 shares of common stock resulting in an acceleration of the original amortization of the notes in the amount of $23,460 and a reduction in the derivative liability of $ 28,048, both accounted for through additional paid in capital.

In November 2006, Camelot issued note payable to Scorpion Bay LLC for $250,000, which matured on March 22, 2007. This note was in default as of March 23, 2007 and was  recorded at its full face value at December 31, 2006  Camelot issued 6,000,000 shares of common stock for default provisions of this note. As this note has matured, this total amount was considered to be interest expense.  Camelot recorded issuance of these shares at fair market value as interest expense as of June 30, 2007.   This note was paid on June 7, 2007.

In June 2007, Camelot issued note payable to Scorpion Bay LLC for $300,000, which matures on November 30, 2007.  The proceeds from this note are to be received in three consecutive payments of $100,000 beginning on June 15, 2007 and ending August 15, 2007.  With each receipt of $100,000, Camelot owes the lender 1,000,000 shares of common stock.  Camelot issued 1,000,000 of common stock with for $100,000 received on June 15, 2007.  Camelot discounted the note for the fair market value of the common stock for $39,000 and will amortize this amount into interest expense over the life of the note.  $4,052 was considered to be interest expense for the period ended June 30,2007.

On July 18, 2007, Camelot received $100,000 in additional funding from Scorpion Bay and issued 1,000,000 additional shares for interest as described in Note 4.

5.  DUE TO OFFICERS

In the six month period ended June 30, 2007 Camelot had accrued $235,000 in compensation to its officers. Total due to officers as of June 30, 2007 was $245,000.

6.  RELATED PARTY TRANSACTIONS

During the six month periods ending June 30, 2007 and 2006, Camelot entered into related party transactions with Board members, officers and affiliated entities owned by the CEO of Camelot. Camelot plans to issue shares of common stock for services rendered, cash advances, and payment of expenses on Camelot’s behalf.  During the six month period ended June 30, 2007, Camelot recorded $132,686 in advances by an affiliate on behalf of Camelot, compared to $294,292 for six month period ended June 30, 2006. Camelot issued 410,957 shares to the affiliate for $16,077 in expense reimbursement.

As a result of our agreement with the affiliated company owned by the CEO of Camelot, the affiliate receives 20% of Camelot’s common stock on an anti-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. In addition, the affiliate has the option to receive 2,000,000 cashless options to purchase common shares at $0.03 per share. For each one dollar ($1) increase in the price of Camelot’s stock, the affiliate shall be entitled to receive an additional two million options throughout the term of the agreement between the affiliate and Camelot, which expires on March 28, 2008. In addition, Camelot shall have the first right of refusal to purchase the options from the affiliate for the current market value once the affiliate notifies Camelot that it intends to exercise the options. In the event Camelot elects not to exercise this first right of refusal, and subject to applicable laws, the affiliate shall be entitled to exercise the sale of shares or options immediately thereafter. As of June 30, 2007, the affiliate has not exercised its right to receive the options and therefore no options have been granted. The affiliate’s right to receive the options and to exercise those options expires on March 28, 2008. No shares were issued during the quarter for this agreement.

7.  COMMON STOCK

Camelot issued 5,000,000 to Nucore Industries, Inc. on March 16, 2007, as a good faith non-refundable deposit for a potential financing to be funded by Nucore, and it has been presented as a subscription receivable at June 30, 2007.

Camelot issued 1,250,000 with a fair market value of $50,000 to an outside consultant.

8.  SUBSEQUENT EVENTS

On July 31, 2007, Camelot filed a registration statement on Form 8-K, accepting resignation from two members of board of directors.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to statements concerning our business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters which are "forward-looking statements" as that term is defined under the Federal Securities Laws. All statements, other than historical financial information, may be deemed to be forward-looking statements. The words "believes", "plans", "anticipates", "expects", and similar expressions herein are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Forward-looking statements include, but are not limited to, those discussed in "Factors That May Affect Future Results," and elsewhere in this report, and the risks discussed in Camelot's other SEC filings.

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

Critical Accounting Policies

We have defined a critical accounting policy as one that is both important to the portrayal of our financial condition and results of operations, and requires the management to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Camelot bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as Camelot's operating environment changes.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-continued

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

Accounting for Films

In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“S0P 00-2”). S0P 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and accounting for exploitation costs, including advertising and marketing expenses. We elected adoption of SoP 00-2 effective as of April 1, 2004.

The principal changes as a result of applying S0P 00-2 are as follows:

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-continued

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Camelot as a going concern. However, Camelot has experienced recurring operating losses and negative cash flows from operations.

Camelot's continued existence is dependent upon its ability to generate operating revenues and/or obtain additional equity financing.
Camelot entered into an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. Eagle has advanced Camelot an amount of throughout 2007, and it appears unlikely that such funding should be enough to meet all of Camelot's cash requirements for the remaining quarters in 2007. However, Camelot must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  We have incurred losses in each operating period since our inception on October 12, 1999. Operating losses may continue, which could adversely affect financial results from operations and stockholder value, and there is a risk that we may never become profitable.

  As of June 30, 2007, we have an accumulated deficit of $15,173,677 all of which related to our previous activities as a business development organization, Dstage.com, and none of which relate to our current activities as a motion picture production, marketing and distribution entity. There can be no assurance that our management will be successful in managing Camelot as a motion picture production, distribution and marketing concern.

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
Our current cash requirements are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”), a related party owned by Robert Atwell. We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for Camelot. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. For the period ending June 30, 2007, Eagle has advanced the Company a total, including interest, of $132,686. In addition, we borrowed an additional $500,000 from two outside parties, which together with the advances from Eagle covered all of our operating expenses for 2007.

To successfully grow the individual segments of our business, we must decrease our cash burn rate, improve our cash position and create revenue base of each segment, and succeed in our ability to raise additional capital through a combination of primarily public or private equity offering or strategic alliances.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-continued

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

Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in two tranches as set forth below:

1.	At closing on December 27, 2006 (“Closing”), the Investors purchased Notes aggregating $600,000 and Warrants to purchase 10,000,000 shares of CMEG common stock;

2.	Upon effectiveness of the Registration Statement, June 6, 2007, the Investors purchased Notes aggregating $400,000.

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

In November 2006, Camelot issued note payable to Scorpion Bay LLC for $250,000, which matured on March 22, 2007. This note was in default as of March 23, 2007 and was  recorded at its full face value at December 31, 2006  Camelot issued 6,000,000 shares of common stock for default provisions of this note. As this note has matured, this total amount was considered to be interest expense.  The company recorded issuance of these shares at fair market value as interest expense as of June 30, 2007.   This note was paid on June 7, 2007.

In June 2007, Camelot issued note payable to Scorpion Bay LLC for $300,000, which matures on November 30, 2007.  The proceeds from this note are to be received in three consecutive payments of $100,000 beginning on June 15, 2007 and ending August 15, 2007.  Camelot issued 1,000,000 of common stock with for $100,000 received on June 15, 2007.  Camelot discounted the note for the fair market value of the common stock for $39,000 and will amortize this amount into interest expense over the life of the note..  $4,052 was considered to be interest expense for the period ended June 30, 2007.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-continued

PERIOD ENDED JUNE 30, 2007, COMPARED TO PERIOD ENDED JUNE 30, 2006:

The Company did not generate any revenue during the six months ended, June 30, 2007.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $ 11,086,253 of general and administrative expenses since its inception. General and administrative expenses were $ 938,780 for the six months ended June 30, 2007, compared to $ 393,716 for the six months ended June 30, 2006. Increase in expenses primarily due to increase professional fees, rent, insurance and payroll expenses.

The general and general administrative expenses for the six-month period were comprised of $ 235,000 of officers salaries and $ 225,596 of professional services and $221,005 professional (consulting, legal & accounting) fees. Other costs, $85,853 for trade show travel, marketing, seminars, telephone costs $7,392, rent $43,988, payroll expenses $22,500, insurance costs $29,687 and $90,000 other administrative costs These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

Total General and Administrative expenses of $938,781 are for the six months ended June 30, 2006.

On April 24, 2007, Camelot entered into an agreement with a third party to exclusively negotiate the construction of an entertainment media arts center .  During the negotiation period of nine months, Camelot will make a series of four $25,000 deposits upon completion of certain milestones.  As of June 30, 2007, Camelot has made it’s first “good faith” deposit in order to continue negotiations.

On July 19, 2007, Camelot made it’s second “good faith” deposit in its exclusive contract to negotiate the construction of an entertainment media arts center.

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

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. This six months ended, June 30, 2007, Eagle has advanced the Company a total of $30,720. The funding commitment from Eagle may not be able cover all of our operating expenses for the remaining six months of 2007.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-continued

We expect to have a need for Additional Financing

  As of June 30, 2007, we had a working capital deficit of $689,918. Our history of recurring losses from operations raises a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, Camelot’s management evaluated, with the participation of Camelot’s principal executive officer and principal financial officer, the effectiveness of the design and operation of Camelot’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, Camelot’s chief executive officer and Camelot’s chief financial officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report. While conducting the review of the interim financial statements as of and for the period ended June 30, 2007, our independent auditors found numerous adjustments that indicated a material weakness in our controls over financial reporting. It is our plan with additional funding to devote more resources to this very critical function.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

On March 16, 2007, 5,000,000 common shares were issued to Nucore Industries, Inc. as a deposit for a funding deal for Camelot Entertainment Group, Inc, and it has been presented as a subscription receivable at March 31, 2007. As of August 14, 2007, funding has not been received by the company.

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

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

Date: August 17, 2007	By:	/s/ ROBERT P. ATWELL
Title: Chief Executive Officer

Date: August 17, 2007	By:	/s/ GEORGE JACKSON
Title: Chief Financial Officer