Form 10QSB
period 2007-09-30
Camelot Entertainment Group, Inc.
filed 2007-11-19
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Yes ☒ No ☐

As of November 16, 2007, the Registrant had outstanding 140,795,717 shares of Common Stock, $0.001 par value.

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

Camelot Entertainment Group, Inc.
Balance Sheets
Unaudited
ASSETS
	September 30,	December 31,
	2007	2006
Current Assets
Cash	$596	$435,533
Prepaid Expenses	6,424	6,424
Total Current Assets	7,010	441,957

School District Deposit	50,000	-
Deferred Financing Costs	62,406	74,744
Loan Receivable	17,500	17,500
Scripts Costs	79,700	75,800
Deposit: Business of Film	60,000	10,000
Total other assets	269,606	178,044

Total Assets	$276,626	$620,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and accrued liabilities	$664,317	$140,625
Note Payable, net of discount $15,256	284,744	250,000
Stockholder advances	31,436	186,000

Total Current Liabilities	980,497	576,625

Long Term Liabilities

Secured Note Payable, net of discount $709,177 and $598,497	240,090	1,521
Derivative Liability - Compound	306,632	538,890
Derivative Liability - Warrant	28,307	698,390

Total Long Term Liabilities	575,029	1,238,801

Total Liabilities	1,555,526	1,815,426

Stockholders' Deficit
Common Stock; Par Value $.001 Per Share; Authorized
300,000,000 Shares; 140,795,717 Shares
Issued and 106,655,743 Outstanding.	140,795	106,656

Class A Convertible Preferred Stock; Par Value $.01 per share	5,100	5,100
Authorized, issued and outstanding 5,100,000 shares

Class B Convertible Preferred Stock; Par Value $.01 per share	5,100	5,100
Authorized, issued and outstanding 5,100,000 shares

Subscription Receivable	(758,072)	(258,072)

Capital in Excess of Par Value	14,077,048	13,119,002
Deficit Accumulated During the Development Stage	(14,749,231)	(14,173,211)

Total Stockholders' Deficit	(1,278,900)	(1,195,425)

Total Liabilities and Stockholders' Deficit	$276,626	$620,001

The accompanying notes are an integal part of theses financial statements.

Camelot Entertainment Group, Inc.
Statements of Operations
Unaudited

					From
					Inception on
					April 21, 1999
	For Three Months ended,		For the Nine months ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$58,568

Total Revenue	$-	$-	$-	$-	$58,568

EXPENSES
Costs of services	-	-	-	-	95,700
Sales and marketing	-	-	-	-	53,959
Research & development	-	-	-	-	252,550
General & administrative	238,758	198,022	1,177,537	591,743	11,324,973
Impairment of assets	-	-	-	-	2,402,338
Impairment of investments in
other companies	-	-	-	-	710,868

Total Expenses	238,758	198,022	1,177,537	591,743	14,840,388

NET OPERATING LOSS	(238,758)	(198,022)	(1,177,537)	(591,743)	(14,781,820)

OTHER INCOME (EXPENSES)
Interest (Expense)	(121,979)	-	(585,935)	-	(773,045)
Loss on derivative liabilities	-	-	(436,645)	-	(1,103,406)
Gain on derivative liabilities	785,182	-	1,624,097	-	1,653,577
Gain on extinguishment of debt	-	-	-	-	255,500

Total Other Income (Expenses)	663,203	-	601,517	-	32,626

NET INCOME (LOSS)	$424,445	$(198,022)	$(576,020)	$(591,743)	$(14,749,231)

BASIC LOSS PER COMMON SHARE	$0.0035	$(0.0021)	$(0.0047)	$(0.0016)	$(0.24)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	122,541,576	93,649,589	122,958,243	93,649,589	60,868,928

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM JANUARY 1, 2004 TO SEPTEMBER 30, 2007

						(Deficit)
						Accumulated
	Common Stock		Preferred Stock		Additional	During
					Paid-In	Development	Subscription	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Total

Balance at January 1, 2004	33,856,433	33,857	0	0	5,464,539	(6,059,442)	0	0	(561,046)

Shares issued for services	100,000	100			2,900				3,000
Shares issued for financing	6,791,287	6,791			196,948				203,739
Subscriptions receivable for financing agreement	0	0					(116,069)		(116,069)
Net (loss) for the three months ended March 31, 2004	0	0				(103,552)			(103,552)
Balance at March 31, 2004	40,747,720	$40,748	$0	$0	$5,664,387	(6,191,123.00)	$(116,069)	$0	$(573,928)
Share issued for services	24,009,000	24,009			1,085,500				1,109,509

Share issued for financing	7,604,562	7,605	0	0	221,460		(316,003)		(86,938)
Advances offset sub a/r							174,000		174,000
Shares issued for debt	1,000,000	1,000	0	0	39,000				40,000

Shares issued for amt due	1,589,927	1,590	0	0	47,000				48,590
Value of option exercised					351,000				351,000
Net (loss)						(1,161,756)			(1,161,756)
Balance as of December 31, 2004	74,951,209	74,952	-	-	7,408,347	(7,324,719)	(258,072)		(99,492)

Net (loss) 1st quarter						(117,096)			(117,096)

Balance at March 31, 2005	74,951,209	74,952	$0	$0	7,408,347	(7,441,815)	(258,072)	$0	(216,588)

Shares issued for	4,000,000	4,000	0	0	216,000	0			220,000
consulting services

Shares issued for	2,276,033	2,276	0	0	187,568	0			189,844
officers salaries

Shares issued to	1,848,723	1,849	0	0	79,078	0			80,927
Eagle for expenses paid
Net Loss						(486,174)			(486,174)
Subtotals for 2nd quarter	8,124,756	8,125	0	0	482,646	(486,174)			4,597

Balance at June 30, 2005	83,075,965	83,076	0	0	7,890,993	(7,927,989)	(258,072)		(211,993)

Net Loss						$(127,024)			$(127,024)
Balance at Sept 30, 2005	83,075,965	83,076	0	0	7,890,993	$(8,055,014)	$(258,072)		(339,017)

Shares issued for	233,547	233	0	0	9,767				10,000
consulting services

Shares issued for	3,538,263	3,538	0	0	171,462				175,000
officers salaries

Shares issued to	1,452,662	1,453	0	0	118,219				119,672
Eagle for expenses paid

Shares issued to Eagle	1,762,271	1,762			120,991				122,753
20% of shares issued
Shares issued for	3,586,881	3,587			256,354				259,941
Shareholder loans 2005
Net Loss 4th Quarter						$(3,769,845)			(3,769,845)
Class A Preferred Stock issued			5,100,000	5,100	555,900				561,000
Class B Preferred Stock issued			5,100,000	5,100	2,799,900				2,805,000

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - continued

Balance at Dec 31, 2005	93,649,589	93,649	10,200,000	10,200	11,923,586	(11,824,859)	(258,072)		(55,496)

Net Loss at December 31, 2006						(2,348,352)

Shares issued for	5,191,538	5,192	0	0	464,808				470,000
officers salaries
Shares issued to Consultants	2,009,787	2,010			179,078				181,088
Shares issued to Eagle
for expenses paid	1,201,329	1,201	0	0	113,120				114,321

Shares issued to Eagle	1,270,772	1,271	0	0	116,911				118,182
Shareholder loans

Shares issued to Eagle	1,832,728	1,833	0	0	168,611				170,444
per agreement 20%

Shares issued to	1,500,000	1,500	0	0	133,650				135,150
Scorpion Bay LLC					19,238				19,238

Balance at Dec 31, 2006	106,655,743	106,656	10,200,000	10,200	13,119,002	(14,173,211)	(258,072)		(1,195,425)

Shares issued to Nucore	5,000,000	5,000			495,000		(500,000)		-

Shares issued for interest on Note Payable	11,800,000	11,800			345,600				357,400

Shares issued for expenses paid	401,957	401			15,676				16,077

Shares issued for services	6,187,267	6,187			63,867				70,054

Shares issued for conversion of notes payable	10,750,750	10,751			40,162				50,913

Accelerated amortization of discount on notes					(40,011)				(40,011)
payable - NIR

Derivatives liability relieved by conversions on N/P					35,204				35,204

Imputed interest on Shareholders loans					2,908				2,908

Net (Loss)						(576,020)			(576,020)

Balance at September 30, 2007	140,795,717	$140,795	10,200,000	$10,200	$14,077,408	$(14,749,231)	$(758,072)	-	$(1,278,900)

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
Statements of Cash Flows

			From
			Inception on
			April 21, 1999
	For nine month ended		through
	September 30,	September 30,	September 30,
	2007	2006	2007

OPERATING ACTIVITIES
Net loss for the period	$(576,020)	$(591,740)	$(14,749,231)

Adjustments to reconcile net loss to cash used by operating activities:
Amortization of deferred financing cost	25,338		25,594
Amortization of discount associated with Note Payable	201,949		203,470
Imputed Interest on Note Payable	2,908		22,146
Gain on Derivative Liability-warrant	(1,624,097)		(1,653,527)
Common stock issued for interest expense	300,000	-	435,150
Common stock issued per dilution agreement	-	-	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation			3,997
Amortization of deferred compensation	-	-	1,538,927
Common Stock issued for services	70,054	-	2,603,989
Loss on Derivative Liability	436,645	-	1,103,406
Common Stock issued for expense reimbursement	-		22,000
Common Stock issued for technology			19,167
Impairment of investments in other companies	-		710,868
Impairment of assets			2,628,360
Prepaid services expensed	-	2,392	530,000
Expenses paid through notes payable proceeds	-	-	66,489
Loss on disposal of property and equipment			5,854
Preferred Stock issued to shareholder	-	-	3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	-	(11,195)	(24,358)
Increase (decrease) in accounts payable & other a/p	523,872	290,914	871,638
Increase (decrease) in due to officers	-
Net Cash used for operating activities	$(639,351)	$(309,629)	$(1,806,103)

Cash flows from investing activities:
Purchase of fixed assets			(6,689)
Purchase of assets-Script Costs/business deposits	(103,900)	(94,500)	(189,700)
Cash used for investing activities	$(103,900)	$(94,500)	$(196,389)

Cash flows from financing activities:
Contributed capital	-	-	25,500
Borrowing from affiliate / shareholder	156,565	401,982	1,173,178
Borrowing on Debt	709,800		1,584,800
Advances to affiliate / shareholders loans	(295,051)	-	560,947
Financing costs	(13,000)		(88,000)
Principal payment short term note	(250,000)	-	(254,477)
Cash provided by financing activities	$308,314	$401,982	$2,001,948

Decrease in cash	$(434,937)	(2,147)	(544)

Cash at beginning of period	$435,533	$3,023	$1,140

Cash at the end of the period	$596	$876	$596

Supplemental Schedule of
Non - Cash Transactions

Stock issued for related party debt	16,077		614,077
Creation of additional debt discount	320,315		552,818
Accelerated amortization of disount on N/P	40,011		40,011
Stock issued for debt conversion	50,912		50,912
Stock issued per financing agreement	500,000		500,000
Derivative liability relieved by conversion	35,204		35,204

The accompanying notes are an integral part of these financial statements.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED, SEPTEMBER 30, 2007

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Camelot Entertainment Group, Inc, a Delaware Corporation (the “Company”), is in the business of developing, producing, marketing and distributing motion pictures, television productions and digital media content. It has three main divisions: Camelot Film Group, Camelot Studio Group and Camelot Production Services Group (collectively “Camelot”). From inception until 2004 when the predecessor entity acquired Camelot Films® and changed its name to Camelot Entertainment Group, Inc.,, its activities consisted of raising capital, recruiting a management team and entering into ventures and alliances with affiliates. As of December 31, 2002 the Company had written-off all of its investments due to impairments in the carrying value of the assets. Since 2004, the Company’s activities have consisted of developing and implementing its business plan, raising capital, recruiting a management team and entering into several transactions as part of its long term plans in the motion picture, television and digital media industry.

Basis of Presentation:

Management has determined that the Company is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to September 30, 2007.

The accompanying unaudited financial statements as of September 30, 2007 and for the Nine months ended September 30, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in Camelot’s annual report on Form 10-KSB/A, amended as of May 11,2007.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED, MARCH 31, 2007

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. Camelot has had minimal revenues, has experienced an accumulated deficit of $14,749,231 and has a stockholders’ deficit. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources in the future could raise doubt about the Company’s ability to continue as a going concern as the Company’s business plan has a long term sales cycle. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management has secured financial commitments that will allow it to operate through the end of fiscal year 2008 and beyond. Management’s plans with respect to any future negative fiscal situation consist of seeking additional financial resources from its existing investors, new investors, private placement and/or secondary offering financing. In fiscal year 2006 and 2007, the Company completed and subscribed several interim financings, including a fully subscribed SB2 registration. However, instability in the stock price may make it difficult to find parties willing to accept restricted shares of common stock in the future in connection with any additional private placements and/or registrations. There is no assurance that such fiscal tools would be made available to Camelot, or that they would be on financially viable terms.

3.  COMMITMENTS AND CONTINGENCIES

During the nine month period ended September 30, 2007, the Camelot recorded $31,437 in advances by an affiliate on behalf of Camelot, compared to $401,982 for nine month period ended September 30, 2006. The affiliate has not received any shares of common stock for repayment of expense advances on behalf of Camelot.

4.  NOTES PAYABLE

On December 27, 2006, Camelot issued a callable secured convertible note payable for $600,000 and $400,000 on June 6, 2007 to various holders.  The note payable provided for annual interest at 8%, was secured by all of the assets of the Company with the exception of Camelot Film Group and Camelot Studio Group, which were excluded from the security agreements issued in connection with the above referenced funding. The notes will mature on April 27, 2009. The principle and accrued interest of the note is convertible into Camelot’s common stock at a variable conversion price, which is 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. In addition, these notes have registration rights agreements, which call for liquidated damages in the event an effective registration statement is not filed within a timely basis. However, the Company did file its registration statement in a timely manner and has issued stock from time to time in connection therewith.  In addition, the holders of these notes were issued 7-year warrants to purchase 10,582,609 common shares at an exercise price of $0.15 per share.

Of the proceeds of $600,000, Camelot recognized $75,000 in deferred financing costs related to cost of securing the debt. Of the proceeds of $400,000, Camelot recognized $13,000 in deferred financing costs related to cost of securing the debt. The deferred financing cost will be amortized over the life of the notes payable. $7,326 and $256 of the deferred financing cost was amortized as of September 30, 2007 and December 31, 2006, respectively, and included in interest expense.

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

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED, MARCH 31, 2007

4.  NOTES  PAYABLE  - continued

At September 30, 2007, Camelot estimated the fair value of the derivative liabilities to be a total of $334,939 resulting in a net gain on derivative liability presented in the statement of operations of $1,187,451. In addition, Camelot amortized $169,605 of the discount on the note payable and this amount is included in interest expense.

In November 2006, Camelot issued note payable to Scorpion Bay LLC for $250,000, which matured on March 22, 2007. This note was recorded at its full face value at December 31, 2006. In connection with this note, Camelot issued 1,500,000 shares of common stock. As this note has matured, this total amount was considered to be interest expense.  Camelot issued 2,000,000 shares of common stock and 2,500,000 shares of common stock for default provisions of this note.  The company recorded issuance of these shares at fair market value as interest expense as of June 30, 2007.   This note was paid on June 7, 2007. The note had been guaranteed by Robert Atwell, the Company’s President and CEO. In addition, Mr. Atwell provided additional collateral.

In June 2007, Camelot issued a note payable to Scorpion Bay LLC for $300,000, which matured on November 15, 2007.  The proceeds from this note were received in three consecutive payments of $100,000 beginning on June 15, 2007 and ending August 15, 2007.  Camelot issued 1,000,000 of common stock for each $100,000 received between June 15, 2007 and August 15, 2007.  From June 2007 to September 30, 2007, Camelot issued an additional 8,800,000 shares for interest.  The total fair market value of the shares issued to Scorpion Bay totaled $357,400.  As this note matures, this total amount was considered to be interest expense and the shares were recorded at fair market value. This note has been guaranteed by Robert Atwell, the Company’s President and CEO. In addition, Mr. Atwell has provided additional collateral.

5. DUE TO OFFICERS

In the nine month period ended September 30, 2007 Camelot had accrued $342,500 in compensation to its officers.

6.  RELATED PARTY TRANSACTIONS

During the nine month periods ending September 30, 2007 and 2006, Camelot entered into related party transactions with Board members, officers and affiliated entities owned by the CEO of the Company. Camelot plans to issue shares of common stock for services rendered, cash advances, and payment of expenses on Camelot’s behalf. Camelot also plans to reach a settlement with one or more board members, officers and affiliated entities owned by the CEO of the Company during the fourth quarter for services rendered, cash advances, licenses, contractual obligations and payment of expenses on Camelot’s behalf.

As a result of our agreement with the affiliated company owned by the CEO of Camelot, the affiliate receives 20% of the Company’s common stock on an anti-dilutive basis in return for services and cash advances. The anti-dilutive provisions are in force through March 28, 2008. In addition, the affiliate has the option to receive 2,000,000 cashless options to purchase common shares at $0.03 per share. For each one dollar ($1) increase in the price of the Company’s stock, the affiliate shall be entitled to receive an additional two million options throughout the term of the agreement between the affiliate and the Company, which expires on March 28, 2008. In addition, the Company shall have the first right of refusal to purchase the options from the affiliate for the current market value once the affiliate notifies the Company that it intends to exercise the options. In the event the Company elects not to exercise this first right of refusal, and subject to applicable laws, the affiliate shall be entitled to exercise the sale of shares or options immediately thereafter. As of September 30, 2007, the affiliate has not exercised its right to receive the options and therefore no options have been granted. The affiliate’s right to receive the options and to exercise those options expires on March 28, 2008. No shares were issued during the quarter for this agreement.

7.  COMMON STOCK

Camelot issued 5,000,000 to Nucore Industries, Inc. on March 16, 2007, as a good faith non-refundable deposit for a potential financing to be funded by Nucore, and it has been presented as a subscription receivable at September 30, 2007.

During the nine months ended September 30, 2007, Camelot issued 10,750,750 shares for conversion of the notes payable totalling $50,913.

During the nine months ended September 30, 2007, Camelot issued 6,187,267 shares for services.  These shares were valued on the date of issuance at the closing market price.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. The Company has estimated a $2,450,000 deferred income tax asset related to net operating loss carry forwards and other book/tax differences at September 30, 2007 to $5,510,000. Management determined that because the Company has yet to generate taxable income, and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

We had acquired certain technology and licenses. Prior to January 1, 2004, the Company determined that the value of these acquired assets was impaired and has provided an impairment allowance for the full purchase price of these assets. The impairment amount charged to operations in prior years was $2,402,338.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Accounting for Motion Picture Costs

In accordance with accounting principles generally accepted in the United States and industry practice, we amortize the costs of production, including capitalized interest and overhead, as well as participations and talent residuals, for feature films using the individual-film-forecast method under which such costs are amortized for each film in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized from all media and markets for such title. All exploitation costs, including advertising and marketing costs are expensed as incurred. Theatrical print costs are amortized over the periods of theatrical release of the respective territories.

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

Capital Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. Eagle advances from January 1, 2007 to September 30 total $31,437. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations in part due to the long sales cycles associated with its business model.

The Company's continued existence is dependent upon its ability to generate operating revenues and/or obtain additional debt, equity or other type of financing.

The Company entered into an agreement with Eagle Consulting Group, Inc., a Nevada corporation ("Eagle"), to provide equity financing. That agreement has since been transferred to the Atwell Group, LLC (“TAG”). TAG has advanced and/or arranged for the Company various amounts of funds during the first, second and third quarters of 2007, and it appears likely that such funding should be enough to meet all of the Company's cash requirements for the remaining quarter in 2007 and throughout fiscal year 2008. However, should TAG elect not to fund the Company in the future, the Company must find additional sources of financing in order to remain a going concern until revenues are generated is such an amount that will sustain operations for an extended period of time.  In addition, the majority of the Company’s fiscal assets have been directed toward the project known as “Camelot Studios at ATEP”. To date, the Company has incurred total costs of approximately $2,600,000 in connection with Camelot Studios at ATEP through its Camelot Studio Group division. There can be no assurance that this project will be successful and as a result generate any revenues for Camelot Studio Group and/or the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  We have incurred losses in each operating period since our inception on October 12, 1999. Operating losses may continue, which could adversely affect financial results from operations and stockholder value, and there is a risk that we may never become profitable.

  As of September 30, 2007, we have an accumulated deficit of $14,749,231 the majority of which related to our previous activities as a business development organization and none of which relate to our current activities as a motion picture, television and digital media production, marketing and distribution entity. There can be no assurance that our management will be successful in managing the Company as a motion picture, television and digital media production, distribution and marketing concern.

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

Plan of Operations

Overview

Our predecessor company was incorporated in Delaware on October 12, 1999. Our current President and CEO acquired the predecessor company in May 2003, with the intention to reorganize the predecessor company through the jettison of the predecessors’ business model, a process which began in May 2003. During the next twelve months, a new management team was brought in, the Company acquired Camelot Films® and began to develop and implement its current business model as a motion picture, television and digital media development, production and distribution company.

During May 2004 we changed our name to Camelot Entertainment Group, Inc. and began the process of updating the “Camelot Studio Model” (or “CSM”), which provides for the development, production, marketing and distribution of motion pictures in a fiscally responsible environment.  During 2004 and into 2005, the Company entered into various development agreements and began the process of implementing the CSM business plan. At that time, the Company had three divisions, Camelot Film Group, which consisted of Camelot Films® and Camelot Features; Camelot Studio Group, for future studio development; and Camelot Production Services Group, for technology development and production consulting.

In June 2005, after returning from the Cannes film festival, management made the decision to transition the focus of the Company over to the Studio Group and the acquisition and/or development of a major studio. It had become apparent that with the rapidly approaching digital revolution in the motion picture, television and digital media industry, there would be an emerging need for modern, state-of-the-art facilities that could produce content in a fiscally responsible environment while at the same time building infrastructure through education. As a result, the decision was made to switch the emphasis from the CSM to Camelot Studio Group, which had for some time been working on various potential studio locations domestically and internationally. All projects already under development would continue, however the focus was now clearly on building an operating infrastructure for the Company through the implementation of the Camelot Studio Group business model.

In September 2005, the Company was contacted about the possibility of building a major studio with an emphasis on traditional and non-traditional education in Orange County, California. Shortly thereafter, the Company began the process of what now has become known as “Camelot Studios at ATEP”, a planned 21st Century, state-of-the-art traditional and non-traditional education campus that will house the first and only major film, television and digital media studio in Orange County California. It is anticipated that more details of the campus will be made public during the fourth quarter of 2007. As a result of the contemplated campus in Orange County, Camelot Studio Group plans to build its first studio in Nevada have been put on hold until the Orange County location is secured.

Even though the emphasis is now on the studio group, the development and implementation of the CSM is still moving forward. In October 2006, the Company, through its Camelot Film Group division, entered into an agreement with an established production and distribution company to serve as consultants to the film group and eventually be acquired at a later date. As part of that consulting agreement, the principles will oversee the production activity for the film group, including films being developed by Camelot Films®.  Negotiations have continued on a more formal agreement during 2007. The Company anticipates further news on that agreement and the CSM during the first quarter of 2008.

The CSM attempts to combine the efficiencies realized by studios of the early 1900’s, with the technology, artistic focus and diversity of today’s independent productions. Using this approach, we believe the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CSM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas a low-budget picture is severely limited by the types of postproduction technology used, due to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum of 12 original motion pictures each year. The goal of the CSM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Through our wholly owned subsidiary Camelot Films®, we have a history of operations as a film development, production and distribution company dating back to 1978. As a public company, we have a limited operating history. Our primary focus has been on the studio project since September 2005, as we consider that critical to our long term business. Prior to current management acquiring the Company in 2003, the predecessors’ business consisted primarily of attempting to provide support, organization and restructuring services to other development stage companies. We believe that due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements, the unaudited interim financial statements and the related notes in addition to thoroughly reading our current plan of operations.

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

Our current cash requirements are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”), which has since been transferred to The Atwell Group (“TAG”). We entered into an agreement with Eagle (now TAG) on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, TAG has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. For the period ending September 30, 2007, TAG has advanced the Company a total, including interest, of $81,624 which with the financing received in December 2006, covered all of our operating expenses for 2007.

To successfully grow the individual segments of our business, we must decrease our cash burn rate, improve our cash position and the revenue base of each segment, and succeed in our ability to raise additional capital through a combination of primarily public or private equity offering or strategic alliances.

As more fully discussed below, we secured additional financing from 4 investors for the purpose of funding film development, studio development and operations in December 2006. It was our goal to use this funding to have between 10 and 12 motion pictures in various stages of development within the next 12 months and to offset costs incurred by the Studio group. To date, we have 14 pictures in various stages of development, and the studio group projects continue to move forward. In addition, during fiscal year 2007 to date, we have secured additional funds through bridge loans and other fiscal instruments.

Like all motion picture production companies, our revenues and results of operations could be significantly dependent upon the timing of releases and the commercial success of the motion pictures we distribute, none of which can be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Similarly, the efficiencies we aim to realize through our model may not materialize. Failure of the efficiencies to materialize, along with other risks germane to the picture production, may cause us to produce fewer films than our plan calls for. In addition, until our studio group activities result in stages actually being built and operated, there can be no guarantee that potential revenues from those operations will ever materialize. Further, because our business model involves traditional and non-traditional education elements, the actual profits realized from any of our proposed ventures may be capped and/or limited by contract provisions, thereby further reducing our ability to produce consistent revenues in the future.

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

Scorpion Bay LLC Notes

In June 2007, Camelot issued a note payable to Scorpion Bay, LLC for $300,000 which matured November 15, 2007.  Camelot issued a total of 11,800,000 shares of common stock with a fair market value of $357,400 for interest related to this note.  As the note matures, this amount is being recognized as interest expense.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

RESULTS OF OPERATIONS

General

Through our wholly owned subsidiary Camelot Films®, we have a history of operations as a film development, production and distribution company dating back to 1978. As a public company, we have a limited operating history. Our primary focus has been on the studio project since September 2005, as we consider that critical to our long term business. Prior to current management acquiring the Company in 2003, the predecessors’ business consisted primarily of attempting to provide support, organization and restructuring services to other development stage companies. We believe that due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements, the unaudited interim financial statements and the related notes in addition to thoroughly reading our current plan of operations.

PERIOD ENDED SEPTEMBER 30, 2007, COMPARED TO PERIOD ENDED SEPTEMBER 30, 2006:

The Company did not generate any revenue during the nine months ended, September 30, 2007.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $ 11,324,973 of general and administrative expenses since its inception. General and administrative expenses were $ 1,177,537 for the nine months ended September 30, 2007, respectively, compared to $ 591,743 for the nine months ended September 30, 2006. Increase in expenses primarily due to increase professional fees, rent, insurance and payroll expenses.

The general and general administrative expenses for the nine-month period were comprised of $ 342,500 of officers salaries and $ 304,717 of professional services and $253,200 professional (consulting, legal & accounting) fees. Other costs, $85,853 for trade show travel, marketing, seminars, telephone costs $12,376, rent $65,816, payroll expenses $41,230, insurance costs $38,099 and $90,000 other administrative costs These expenses were related to the pursuit of the Company’s plan of operation to produce and distribute motion pictures.

LIQUIDITY AND CAPITAL RESOURCES

Through our wholly owned subsidiary Camelot Films®, we have a history of operations as a film development, production and distribution company dating back to 1978. As a public company, we have a limited operating history. Our primary focus has been on the studio project since September 2005, as we consider that critical to our long term business. We believe that due to the complete and drastic change in our business focus, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.

Our current liquidity and capital resources are provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”) which has since been transferred to The Atwell Group (“TAG”). We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, TAG has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. For the nine months ended, September 30, 2007, TAG has advanced the Company a total of $81,624. The funding commitment from TAG will be able to cover all of our operating expenses for the remaining three months of 2007 and fiscal year 2008.

Further, we sucessfully prepared an SB-2 registration statement that went effective in June 2007 for the purpose of funding the development of our initial slate of pictures, studio group costs and operations. Because the funding wass successful, it is our goal to have between 10 and 12 motion pictures in various stages of development or production within 12 months. In the event we are unable to complete the additional funding of our slate, we could have to delay our slate until such time as the necessary funding is acquired.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

We expect to have a need for Additional Financing

  As of September 30, 2007, we had a working capital deficit of $973,487. Despite maintaining operations since taking control of the Company in 2003, and despite having secured financial commitments through fiscal year 2008, our history of recurring losses from operations raises a doubt about our ability to continue as a going concern if we are unable to continue to generate the necessary financial requirements in the future. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund our motion picture operations, it may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have an Accumulated Deficit and we have a Limited History of Operations as a Motion Picture Company

  We have incurred losses in each operating period since our inception on October 12, 1999. Operating losses may continue, which could adversely affect financial results from operations and stockholder value, and there is a risk that we may never become profitable. While our wholly owned subsidiary Camelot Films® does have an operating history of operations as a motion picture company dating back to 1978, the Company has a limited history, having acquired Camelot Films® in 2003.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, Camelot’s management evaluated, with the participation of Camelot’s principal executive officer and principal financial officer, the effectiveness of the design and operation of Camelot’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, Camelot’s chief executive officer and Camelot’s chief financial officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report. While conducting the review of the interim financial statements as of and for the period ended September 30, 2007, our independent auditors found numerous adjustments that indicated a material weakness in our controls over financial reporting. It is our plan with additional funding to devote more resources to this very critical function.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 2. CHANGE IN SECURITIES

On March 16, 2007, 5,000,000 common shares were issued to Nucore Industries, Inc. as a deposit for a funding deal for Camelot Entertainment Group, Inc, and it has been presented as a subscription receivable at March 31, 2007. As of September 30, 2007, funding has not been received by the company. The stock has been stopped from any transfer and is currently being recalled from Nucore. The transaction with Nucore has been terminated due to lack of performance The funding contemplated by Nucore has never been publicized as the Company never received any funds, despite having executed contracts and stock in escrow.

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

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

Date: November 19, 2007	By:	/s/ ROBERT P. ATWELL
Title: Chief Executive Officer

Date: November 19, 2007	By:	/s/ GEORGE JACKSON
Title: Chief Financial Officer