Form 10KSB
period 2007-12-31
Camelot Entertainment Group, Inc.
filed 2008-04-15
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-30785

CAMELOT ENTERTAINMENT GROUP, INC.

(EXACT NAME OF SMALL BUSINESS REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-2195605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CAMELOT ENTERTAINMENT GROUP, INC.
130 Vantis, Suite 140
Aliso Viejo, California 92656
(Address of principal executive offices) (Zip Code)

(949) 334-2950
Registrant's telephone number, including area code

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

(TITLE OF CLASS)
COMMON STOCK, PAR VALUE $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The approximate aggregate market value of 91,961,333 Common Stock shares held by non-affiliates of the Registrant, based on 224,506,332 total outstanding shares less 132,544,999 shares held by affiliates, calculated at a market price of $.005, had a market value of $459,806 as of December 31, 2007. Total market value of all outstanding shares was $1,122,531 as of December 31, 2007.

Of the 224,506,332 total Common Stock shares outstanding, 140,564,436 were restricted. 83,941,896 were classified as non-restricted.  As of December 31, 2007, there were 36,046,462 shares held in CEDE, also known as the public float. There were an additional 30,833,333 shares issued, but not outstanding, held in reserve for financing activities.

On December 31, 2007, the Registrant had outstanding 224,506,332 shares of Common Stock, $0.001 par value. The Registrant had outstanding 28,152,047 shares of Preferred Stock, $0.001 par value.

As of April 15, 2008, the Registrant had outstanding 235,006,332 shares of Common Stock, $0.001 par value and 29,402,047 shares of Preferred Stock, $0.001 par value.

The Registrant's revenues for the year ended December 31, 2007 were $0.

DOCUMENTS INCORPORATED BY REFERENCE: SEE ITEM 13

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2007

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

Camelot Entertainment Group, Inc. (the “Company” or “Camelot”), a Delaware corporation, is a film, television, digital media and entertainment company. We have a limited operating history and as a result we are classified as a development stage company. The Company classifies its businesses into the following three major divisions:

•	Camelot Film and Media Group, consisting principally of feature film, television, home video, and digital media production and distribution;

•	Camelot Studio Group, consisting principally of site acquisition, design, development and operation of Camelot Studio locations domestically and internationally;

•	Camelot Production Services Group, consisting principally of consulting, education, finance, production support and technology services.

            At December 31, 2007, Camelot had a total of 4 employees and approximately 8 consultants which provide services to the Company on an as needed basis. The Company also retains independent contractors on a project by project basis. Our main activity during the past two years has been conducted within our Camelot Studio Group division. As a result, we have had very limited operations in our Camelot Film and Media Group and Camelot Production Services Group divisions.

Camelot is being built utilizing five steps that are critical to our development as a film, television, digital media and entertainment company:

•	Education

•	Infrastructure

•	Utilization

•	Opportunity

•	Success

            For convenience, the terms the “Company,” “Camelot” and the “Registrant” are used in this report to refer to both the parent company and collectively to the parent company and the divisions and/or subsidiaries through which its various businesses are conducted or are planned to be conducted in the future, unless the context otherwise requires. As a development stage company, our operations to date have been limited and as a result Camelot has not generated any revenue through December 31, 2007.

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-KSB includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations or beliefs and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors, and other factors affecting the operation of the businesses of Camelot. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see “Risk Factors,” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Caution Concerning Forward-Looking Statements” below. Camelot is under no obligation to (and expressly disclaims any obligation to) update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Available Information and Website

The Company’s annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s website at www.camelotfilms.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Business Development

Camelot Films®, Inc., now a subsidiary of the Company, was originally founded in 1978 by our current Chairman, Robert P. Atwell, as a feature film production and film finance management company. Camelot Films was originally incorporated in Delaware and had offices in London, England, Los Angeles, California and New York, New York. Between 1978 and 1988, Camelot Films was actively involved in the development, finance and production of independent feature films. Between 1988 and 2003, Camelot Films was primarily active in the development and financial structuring of independent feature films and the ongoing development of its Camelot Production Model (“CPM”). Beginning in 2003, Camelot became active once again in the production and distribution of independent feature films, along with its development and finance activities.

On October 1, 1999, the Company’s predecessor corporate entity was incorporated in Delaware as Dstage.com, Inc.

On March 31, 2003, the operations of Camelot Films were absorbed into the Company as part of a corporate restructuring. As a result of this restructuring, the Company’s new management team, headed by Mr. Atwell, adopted a new business model to pursue the development, production, marketing and distribution of motion pictures.

On April 16th, 2004, the Company officially changed its name to Camelot Entertainment Group, Inc.

Our initial business development plan was to become a vertically integrated media enterprise that creatively conceptualizes, finances, produces, and distributes original entertainment content across various media, including motion pictures, television, interactive gaming, radio and a multitude of digital media channels.  Through the absorption of Camelot Films and the establishment of key operating divisions, including Camelot Distribution Group Inc., a Nevada corporation, we began to implement our new business model of acquiring, developing, producing, marketing and distributing motion pictures, television and digital media on a limited basis.

During 2004 and 2005, we formally acquired our three Camelot Films subsidiaries, Camelot Films, Inc., a Nevada corporation, Camelot Films, Inc., a California corporation, and Camelot Films, Inc., a Delaware corporation. We established a family film subsidiary, Ferris Wheel Films, Inc., a Nevada corporation. In September 2005, we established Camelot Studio Group with the responsibility of acquiring, designing, developing and operating our planned major studio complexes. Also in September 2005, we began the process of assessing the feasibility of an educational studio complex in Tustin, California. Designed to be a state-of-the-art education and technology campus with an emphasis on film, television and digital media, the project known as the “Advanced Technology and Education Park”, which will be the home for “Camelot Studios at ATEP”, is now in the entitlement process.

During fiscal year 2006, with the emergence of our studio group operations, we decided to implement a corporate structure that would feature the parent company, Camelot Entertainment Group, Inc., and three subsidiaries, Camelot Film Group, Camelot Studio Group and Camelot Production Services Group. By establishing three top-level divisions, we expect to be able to streamline our management efforts in the future, concentrate cost centers and expand revenue potential.

During fiscal year 2007, our efforts were focused on our first major studio complex through our Camelot Studio Group division and on the continuing development of projects through our Camelot Film Group division. We also continued to make progress toward the planned launch of our various divisions described herein.

Business of the Issuer

Our Structure

We are comprised of the following three top-level divisions that can act in concert on our projects or autonomously as circumstances warrant. Our activity in CFG and CPS has been limited. Our main activity has been in our CSG division. As we progress through the implementation of our business model, each of our divisions are expected to become fully operational. This process is expected to take approximately three to five years.

▪	Camelot Film and Media Group (“CFG”)
▪	Camelot Studio Group (“CSG”)
▪	Camelot Production Services Group (“CPS”)

Camelot Film and Media Group is expected to be responsible for all content production and distribution. It plans to be organized into nine divisional units:

▪	Camelot Films®
▪	Camelot Features
▪	Camelot Television Group
▪	Camelot Urban Entertainment
▪	Camelot Latin Entertainment
▪	Ferris Wheel Films
▪	Camelot Gaming
▪	Camelot Digital Media
▪	Camelot Distribution Group

ITEM 1. DESCRIPTION OF BUSINESS - continued

Business of the Issuer - continued

Camelot Studio Group is solely focused on the development, financing, design, planning, building, completion and operation of our major production studio projects, including the proposed educational studio complex located at the Advanced Technology & Education Park (“ATEP”) campus in Tustin, California. The studio group includes the following three divisions:

▪	Camelot Development Group, LLC
▪	Camelot Studio Operations
▪	Camelot Studios Financial Group

Camelot Production Services Group is expected to be comprised of ten divisional units:

▪      Camelot Entertainment Financial Group
▪      Camelot Studio Services
▪      Camelot Technology Group
▪      Camelot Entertainment Consulting Group
▪      Camelot Post Production
▪      Camelot Event Management
▪      Camelot University
▪      Camelot Sales and Marketing
▪      Camelot Merchandising
▪      Camelot Web

Camelot Entertainment Group

Our parent Company, Camelot Entertainment Group, along with its three main divisions, Camelot Film Group, Camelot Studio Group and Camelot Production Services Group, all come together under a truly unique business model whose vision is to transform Hollywood by building a different kind of motion picture studio through redefining the development, finance, production and distribution process. Focusing on higher quality, lower costs productions, utilizing in-house distribution expertise, maximizing profits through innovative fiscal disciplines, embracing education and digital technology, establishing creative and physical infrastructures and creating, controlling and monetizing content, Camelot is in the process of modernizing the original studio system.

Our unique business model, which we are planning to apply for a business process patent on, has been thirty years in the making. Its primary goal is simple: to create a world where filmmaking dreams come true. Each step of the process is critical to achieving success, providing creative and financial opportunity while meeting the increasing world-wide demand for quality content. To achieve success, the Company is focused on creating, developing, controlling and monetizing the content; acquiring, building and exploiting library assets; and acquiring, developing, building and operating studios domestically and internationally. The underlying principal of our business model is education. Through education comes infrastructure, which leads to utilization, which in turn provides opportunity, which eventually leads to success.

There are four main business principles that matriculate through each of Camelot’s three main divisions: Financial Transparency, Full-Time Employment, Stock Ownership and Revenue Sharing. Each of these supplies the foundation from which the Company is implementing its business strategy as it pursues success in the film, television and digital media marketplace.

Camelot Film and Media Group

Our core business model, while going through different structures during the years, has remained basically the same since the inception of Camelot Films in 1978: modernize in a creative and fiscally responsible way the development, production and distribution of feature films. While in recent years our business model has matured to include television and digital media, the foundation of our business model remains entrenched in the motion picture industry.

We currently are negotiating agreements or have in development the following feature film projects as of December 31, 2007:

Title	Expected Production Year*
Girls Day Out	2009
Eyes of the Red Skull	2010
Drop the Elephant	2010
Hasten the Dawn	2011
Dying to Live	2010
Back to Life	2011
Digby The Gunpowder Plotters Legacy	2011
Mea Culpa	2010
R & J The Movie	2010
Will Triumph Fights Alone	2011
Mexican Alarm Clock	2010
Gracelawn	2011
Road Kill	Hold

ITEM 1. DESCRIPTION OF BUSINESS - continued

Camelot Film and Media Group - continued

We currently have the following feature documentary project in Production:

Title	Expected Release Year*
Damn Right I’m Mad*	2009
* Note: Feature Documentary; Camelot Urban Entertainment

This full length documentary production is the first production undertaken by Camelot Urban Entertainment, a division of Camelot Film and Media Group. The current version of the film is in post production with additional material expected to be added in 2008. The documentary is a multi-year project. It is being directed by Omar McGee, who has been working with us to establish Camelot Urban Entertainment. We expect to commence distribution of the film in 2009.

Our film, television and digital media development and production activity has been limited during the past two and one half years as the focus has been on successful completion of the Camelot Studios at ATEP project. Now that the project is in the entitlement stage, our activity in film, television and digital media should steadily increase during 2008.

Camelot Films®

Camelot Films is home to our unique “Camelot Production Model”, also known as “CPM”. Formerly referred to as the “Camelot Studio Model”, or “CSM”, the advent of our Camelot Studio Group division in 2005 necessitated a name change for this different approach to the development, production and distribution of feature films. The CPM provides for multiple feature films to be produced in annualized schedules known as “Slates”.  The CPM incorporates the basic features previously described, including financial transparency, full time employment, stock ownership and revenue sharing. The CPM offers maximum flexibility, cost reductions, increased productivity, embraces new technologies and provides education and employment opportunities.

With proposed annualized budgets and a production schedule that would propose multiple feature films being produced in a short-term period (“Slates”), Camelot Films takes the best of the old studio system, and merges it into the 21st century. By proposing to eliminate many of the old studio system drawbacks, such as long term, non-negotiable actor contracts which tied an actor to a single studio for years, and by incorporating new business methods and technologies, such as creative freedom and digital, Camelot Films is designed to provide the filmmaker with the tools necessary to develop, produce and distribute their projects, either through Camelot Films® or through another entity with the assistance of Camelot.

Camelot Features

A traditional production company, Camelot Features offers complete script development, full packaging services, co-productions and through Camelot Production Services Group financial structuring. Camelot Features is currently developing a slate of small to mid-range budget features (see table above) for production to begin in late 2009. Camelot Features also incorporates elements of the CPM described above. The division will also establish production company incubators to assist new production entities.

Camelot Television Group

The newest addition to the Camelot family, Camelot Television Group plans to be active in pilot production, series development, providing show running services and transitioning television programming into syndication. The division will also establish production company incubators to assist new production entities.

Camelot Urban Entertainment

Camelot Urban Entertainment is developing, producing and distributing entertainment aimed at the urban marketplace, a fast growing segment of the entertainment industry. It plans to produce features, television, documentaries, music and live events. The division will also establish production company incubators to assist new production entities. The divisions first feature documentary, “Damn Right I’m Mad”, is currently in post production.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Camelot Latin Entertainment

As with Camelot Urban Entertainment, the Latin entertainment consumer market is growing rapidly, creating demand and opportunity for filmmakers in that industry sector.  Our proposed Camelot Latin Entertainment division plans to develop, produce and distribute entertainment aimed at the Latin marketplace, a fast growing segment of the entertainment industry. It plans to produce features, television, documentaries, music and live events. The division also plans to establish production company incubators to assist new production entities.

Ferris Wheel Films

Ferris Wheel Films is our family entertainment division, concentrating specifically on entertainment product suitable for all ages and especially directed at families. Ferris Wheel plans to concentrate initially on features, television and documentaries.  The division also plans to establish production company incubators to assist new production entities.

Camelot Gaming

Gaming has become a major ancillary market in the motion picture business. Movies are made into games, and games are made into movies. Once established, Camelot Gaming plans to become very active in this market segment, acquiring, developing, producing and distributing 2D and 3D games, interactive gaming and all other formats, including VOD gaming and internet gaming. The division also plans to develop games based on television shows and television shows based on games. Camelot Gaming also plans to develop new forms of digital media based on games.

Camelot Digital Media

Camelot Digital Media plans to become a major part of the Company’s operating structure. Camelot Digital Media plans to focus on content and the digital delivery systems, including cell phones, portable email devices, internet phones, MP3 players, internet, internet 2 and wireless applications which will deliver the content to consumers.

Camelot Distribution Group

Camelot Distribution Group is expected to be responsible for all distribution activities of the Company, including all film, television and digital media productions. This division plans to handle domestic, international, theatrical, DVD, cable, satellite, ancillary markets, network television, syndication, direct distribution, wireless distribution, PPV, VOD and digital downloads. In addition, this division plans to have regional distribution centers both domestically and internationally, strategically located to provide customer service to theater owners, distribution retail outlets and consumers. In the United States, the regional centers are planned to be located in California, Nevada, Louisiana, Florida, North Carolina, Alabama, New Mexico, Illinois, Michigan, New York, Texas and the state of Washington. Internationally, these centers are planned for Belgium, Germany, London, Beijing, Singapore, Tokyo, Sydney, Vancouver, Toronto, Dubai and in Latin America. These distribution centers are expected to provide critical support and customer service to our planned distribution operations throughout the world. With an average of 70% of all film industry revenues generated internationally, the global nature of our business requires ongoing diligence and support. DVD, which has matured into a steady, albeit slower growth segment of the market, should receive a shot in the arm in 2008 with the high definition player battle between Blue-Ray and HD finally over, with the HD format abandoned and Blue-Ray now the singular technology in the marketplace. As video on demand (“VOD”) gains a larger market share, as theaters become all digital and upon the arrival of digital distribution to the theaters and other public venues, customer service will be a key component in our potential success.

Camelot Studio Group

Camelot Studio Group is responsible for the development, financing, design, planning, construction and operation of our major physical studio projects. The division has three sub-divisions, including Camelot Development Group, LLC, Camelot Studio Operations and Camelot Studio Financial Group. Utilizing the latest technology, Camelot Studio Group plans to develop a series of major motion picture studios both domestically and internationally from which the Company plans to produce slates of films, television and digital media productions. The studios are critical to the production process, as they allow the creative teams to control the production environment, which in turns provides the opportunity for higher quality productions. The studios also plan to have the ability to generate revenues from non-film activity, including events.

The planned studios are the backbone of our planned education integration into the filmmaking process. By providing fully integrated educational opportunities at the studios, production infrastructure can be developed, which in time should lead to utilization and additional opportunity. The planned studios are expected to provide the space where students and professionals can work side by side. In a rapidly changing technology landscape, the students in some cases actually become the teachers, and the teachers (the professionals) become the students. This and other factors provide a unique opportunity for all involved. This unique relationship should provide student employment, job training and an innovative integration of students into the workforce.

The studio designs plan to feature large, functional stages, including some of the world’s largest stages, and a minimum of 12 stages per location. Modern advances in studio technology are expected to be incorporated into the studio design, including digital video walls, retractable roofs, water tanks and mechanized lighting grids.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Camelot Development Group

Our Camelot Development Group division is responsible for property acquisition, studio development, entitlements, project design, project financing, site management and acquisition of existing studios. Each project is expected to have its own development entity to implement the specific studio project. For Camelot Studios at ATEP, the Company and its development partner formed Camelot Development Tustin, LLC. That entity is designated to be the entity developing and financing the Tustin project.

Camelot Development Group plans to establish similar development entities in areas where additional studio sites are anticipated to be located, including an additional Orange County site, Los Angeles, Las Vegas, New Orleans, Florida, North Carolina, Alabama, New Mexico, Europe, Latin America, United Kingdom, Asia, Australia, Canada, Chicago, New York, Texas, Washington, Reno and Dubai.

Camelot Studio Operations

Camelot Studio Operations responsibility is to oversee the operation of the physical studios. This division will identify and retain experienced studio operators for each site, identify potential revenue sources, work with the local operators in minimizing costs while maximizing profits, insure aggressive community relation activities at each location, oversee governmental relations and work to sustain growth for the studio operations.

For Camelot Studios at ATEP, Raleigh Studios, one of the industry’s leading studio operators, has been retained to manage that facility and to work with Camelot Studio Group in identifying and securing additional studio locations.

Camelot Studio Financial Group

The financial arm of Camelot Studio Group, this division is expected to be responsible for identifying and securing fiscal resources, both public and private, for the Camelot Studio Group projects. In addition, the financial group could assist Camelot in identifying profitable venture opportunities for studio group operations. The financial group is expected to arrange for and/or provide land acquisition costs, studio financing, incubator financing, studio acquisition financing, studio related financing and establishing fiscal operating procedures.

Camelot Production Services Group

The third major division of Camelot, Camelot Production Services Group is expected to provide the underlying fabric that supports all of the Company’s operations while hopefully establishing individual revenue sources from each of its planned sub-divisions. The production services group is expected to be comprised of Camelot Studio Services, Camelot Technology Group, Camelot Entertainment Consulting Group, Camelot Post Production, Camelot Event Management, Camelot University, Camelot Sales and Marketing, Camelot Merchandising and Camelot Web. While the other two major divisions, Camelot Film Group and Camelot Studio Group, are specific in their respective institutional responsibilities, Camelot Production Services Group should have a wide variety of responsibilities which will interact with the other major divisions, providing services and support.

To that extent, the production services group plans to provide production and related services to the motion picture, television, radio and music activities of Camelot, provide production and related services to third-party companies in the motion picture, television, radio and music industry and provide innovative fiscal tools for Camelot and its affiliates. In addition, the production services group will research, develop and deploy new technologies, provide consulting services to third-party production companies, distributors and industry professionals and oversee post production activities of Camelot.

The production services group will also provide event management services, establish Camelot University on the studio sites, establish, implement and manage sales and marketing, merchandising and web activities.

Camelot Entertainment Financial Group

Our financial group is expected to oversee all of the financing activities for the Company. The financial group plans to provide financial services to Camelot, secure funding for Camelot film, television and digital media projects, oversee the financial transparency aspects of our business model and oversee collection of accounts receivable.

In addition, Camelot Entertainment Financial Group plans to establish, develop and implement our “Late Stage Bridge Financing Fund” or “LSB”, which will provide late stage bridge financing for bank or equivalent financed projects with accelerated or delayed start dates that have a need for this type of short term financing.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Camelot Studio Services

Our studio services department plans to provide studio services, including equipment, expendables, location, transportation and logistical support to Camelot Studio Group. In addition, studio services hopes to provide these services through Camelot Studio Group to third-party productions. This department is expected to establish revenue producing activities utilizing Camelot assets and will provide equipment, transportation and logistical support to Camelot (in addition to those services provided to Camelot Studio Group).

Camelot Technology Group

Camelot Technology Group plans to provide Camelot with the latest pre-production technology, including pre-visualization software, production, post production and distribution technologies, including digital delivery systems. This department is expected to also research and develop new technologies for Camelot and the entertainment industry. Currently, Camelot is involved with various digital consortiums, SMPTE, NAB and other entities that are actively pursuing digital technology. In addition, our technology group is expected to be responsible for the technical side of our corporate communications, which will become a critical component of our future operations as we expand.

Camelot Entertainment Consulting Group

Our consulting group is expected to provide film, television and digital media consultation services to third-party production companies, distributors and industry professionals. The group plans to provide banks, funds and other financial institutions with fiscal consultation specifically related to the film, television and digital media industry.

Camelot Post Production

Our post production department will be responsible for providing Camelot Film and Media Group with the best post production capabilities available in order to meet their post production requirements. This department plans to utilize the latest technology available to support the production process, working with such companies as Avid and Apple (Final Cut). It will provide sound, special effects, ADR, editing, digital interface and other digital applications, music and deliverables.

Camelot Event Management

Our event management company will have the responsibility of securing contracts to manage film markets and festivals worldwide. In addition, the department plans to provide consulting services to existing festivals and markets, organize and manage Camelot events, outsource its services for third-party events and manage corporate travel for the Company.

Camelot University Division

Our educational division, currently known as Camelot University, is expected to be responsible for all of our educational activities, curriculum, disciplines, integration and interaction with our educational partners, including the South Orange County Community College District (“SOCCCD”) and the ATEP project. Education is imbedded in our business foundation and is a critical component of our business model. In the future, this division plans to establish a world class college and/or university to provide the traditional and non-traditional education with our education partners. In addition, we plan to establish “Camelot College of the Arts”, specifically for motion picture, television and digital media development, production and distribution.

Camelot University is expected to be responsible for our innovative integration of students into the film, television and digital media industry through our physical studios and other programs, providing job training, infrastructure establishment, student employment, business community education partnerships and career opportunities for our students.

Camelot Sales and Marketing

Our sales and marketing department plans to establish, implement and manage sales and marketing activity for the Company, overseeing those efforts in each of our three main divisions, Camelot Film Group, Camelot Studio Group and Camelot Production Services Group. They are expected to be responsible for providing materials, developing and implementing promotional campaigns, press relations, investor relations, advertising, printing, one-sheets, press packets and on-line marketing material. Our sales and marketing team, when fully staffed, plans to work closely with our merchandising and web departments, all critical elements of our business model.

Camelot Merchandising

The merchandising department would be responsible for all of the Company’s promotional products, promotional tie-ins, clothing, hats, jackets, fleece, etc., poster, cups, toys, memorabilia, product placement and product tie-ins. Working with our web department, Camelot merchandising will be expected to establish our planned on-line retail store and future retail outlets.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Camelot Web

Our web division is expected to be responsible for our web sites, IPTV, on-line store, technical support, internet services, hardware and software support, blogs, chat rooms, email and all other activities associated with the internet and computers. Our web department plans to work closely with our technology group planning and implementing our web related activities.

Recent Developments

During 2007, we continued the process of revising and then implementing our business plan, focusing on the operations of Camelot Studio Group and our first major studio complex, Camelot Studios at ATEP. We completed our first SB2 registration, which registered the shares to be issued in connection with the $1,000,000 in total funding we received for Camelot Entertainment Group between December 2006 and June 2007. We also entered into various funding and operating agreements within our Camelot Studio Group division, most notably joining forces with Janez Development Tustin to form Camelot Development Tustin (“CDT”), the entity which represents Camelot Studio Group and the Company in the development of the Advanced Technology and Education Park (“ATEP”) education campus, including Camelot Studios at ATEP, in Tustin, California.

We also continued to develop various potential feature films during 2007 within our Camelot Film Group division. Camelot Urban Entertainment, part of our film group division, began production on its first feature length documentary, “Damn Right I’m Mad”.  The project, currently in post production, is expected to be released in early 2009.

In addition, we continued to explore funding options with various domestic and international resources currently being developed by our management team. The international regions currently being explored include Europe, specifically Belgium, Germany and the United Kingdom, and the Far East, specifically China.

2007 also saw a changes in our management team, with Chief Operating Officer and board member Michael Ellis departing the Company in August and board members Jane Olmstead and Rounsvelle Schaum resigning from the board of directors in July. All three were ultimately replaced on the board by Joe Petrucelli, Tim Wilson and Jeff Zuckerman, all of whom joined the board in February 2008. Petrucelli has been corporate counsel for the Company, while Wilson and Zuckerman are principals in Camelot Development Tustin. Robert Atwell, our Chairman and Chief Executive Officer, and George Jackson, our Chief Financial Officer, are the other current members of our board of directors.

Principal Products or Services and Their Markets

    While our focus in 2007 has been on our Camelot Studio Group projects, our long term plans focus on the proposed development, production, marketing and distribution of original motion pictures, television and digital media. Within Camelot Film and Media Group, our objective is to develop, produce, market and distribute multiple pictures, television product and various forms of digital media annually across various genres and budget ranges through our various divisions which comprise Camelot Film Group.  Camelot Films® continues to provide the foundation upon which all of our various film, television and digital media divisions plan to operate. By incorporating our truly unique business model, which stresses four main objectives: financial transparency, full time employment, stock ownership and revenue sharing; we are hoping to redefine the development, finance, production, and distribution process. In doing so, we plan to produce higher quality, lower cost productions to meet the growing appetite for content worldwide. Our plan is to market and distribute all of our production through our Camelot Distribution subsidiary, thereby keeping as much control as possible over the revenues generated by our productions.

The development, finance, production and distribution process for film, television and digital media can have a lengthy workflow cycle. While we are going through this process, we are developing the other areas of our business, Camelot Studio Group and Camelot Production Services Group. All three divisions are critical to our success.

Key Additional Components of the Camelot Production Model (“CPM”)

Camelot Films is home to our unique “Camelot Production Model”, also known as “CPM”. The CPM provides for multiple feature films to be produced in annualized schedules known as “Slates”.  The CPM incorporates the basic features previously described, including financial transparency, full time employment, stock ownership and revenue sharing. The CPM offers maximum flexibility, cost reductions, increased productivity, embraces new technologies and provides education and employment opportunities.

With annualized budgets and Slates, Camelot Films takes the best of the old studio system, and merges it into the 21st century. By eliminating many of the old studio system drawbacks, such as long term, non-negotiable actor contracts which tied an actor to a single studio for years, and by incorporating new business methods and technologies, such as creative freedom and digital, Camelot Films is designed to provide the filmmaker with the tools necessary to develop, produce and distribute their projects, either through Camelot Films or through another entity with the assistance of Camelot.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Key Additional Components of the Camelot Production Model (“CPM”) - continued

The following additional components are a crucial part of the CPM:

Cash Component

Our plan is to raise sufficient capital to finance our first sixteen months of operations, production and distribution activities, the time period management feels it will take for us to realize ongoing revenues substantial enough to maintain monthly operating, production and distribution expenses. We plan to file a SB-2 registration statement during the fourth quarter of 2008. We will not be able to commence our plan to develop, produce, market and distribute multiple pictures annually until we have raised the necessary capital. In the event we are unable to secure this funding on a timely basis, our ability to implement our plan would be jeopardized. See “Risk Factors”.

Deferment Component

In addition to reasonable cash payments on budgeted line items, a majority of line items in the budgets will also have a deferment component. In addition to cash payments, each individual and vendor would receive a deferment, or delayed payment, which we anticipate to pay out of revenues generated by our films. By fully disclosing all financial elements in connection with the pictures, which we call financial transparency, we believe that the deferment component can become a trusted and reliable source of payment for our employees and vendors.

Camelot Production Services Group Contribution Component

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

Camelot Entertainment Group Common Stock Component

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

In the case of studios and independent production companies, their staffs actively seek and participate in the acquisition of completed scripts or developing scripts into motion picture projects, usually with either in-house producers or non-affiliated producers whose specific projects they desire to produce. Once the screenplay or story rights have been secured, talent is lined up, a budget and production schedule has been created, the package is presented to decision-makers at the studio or independent production company that either approves the project, or “greenlights” the project, or declines the project. If the project is approved, it moves into the pre-production phase.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Development - continued

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

Studio Facilities

Currently, we rent studio space on an as-needed basis. We are in the process of developing our first major studio facility, Camelot Studios at ATEP, in Tustin, California. We may own and operate additional studio facilities in the future.

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

General Statistics

According to the Motion Picture Association’s U.S. Theatrical Market: 2007 Statistics, overall domestic box office revenue was approximately $9.63 billion in 2007. This represents a 5.4% increase in total domestic box office compared to 2006 statistics. Global box office reached an all-time high with $26.7 billion in 2007, a 4.9% increase. 64% of the global box office was generated internationally, up from 51% in 2001. Domestic movie goers purchased 1.4 billion theater tickets in 2007, a slight .03% increase over 2006. Although it fluctuates from year to year (including a moderate decline from 2004 to 2005, followed by steady increases since then), the domestic motion picture industry has grown in revenues and attendance over the past 15 years, with box office receipts up 111% ($4.563 billion in 1992) and admissions up 27.4% from 1992 to 2007. Worldwide appetite for filmed entertainment continues to escalate, as seen in the increased international percentage of total world-wide box office. Domestically, filmed entertainment has historically performed well during recessionary periods, and the current numbers continue to reinforce that fact.

ITEM 1. DESCRIPTION OF BUSINESS - continued

General Statistics - continued

There were 590 feature films released in 2007, down from 599 in 2006. 30%, or 179, of those were released by the major studios. 411, or 70%, were released by independent distributors. That represents a 4% increase over 2006 for the independents. 4 movies earned more than $300,000,000 at the US box office in 2007, 7 earned between $200,000,000 and $300,000,000, and 17 earned between $100,000,000 and $199,000,000, representing an overall percentage increase of 47.4% over 2006 in the same categories.

Of the top performing movies of 2007, 50% of all movies released theatrically were rated PG-13. 30% were rated PG, 15% were rated R and 5% were rated G.

Competition

The U.S. motion picture industry can be divided into major studios and independent companies, with the major studios and independents affiliated with them historically accounting for a large majority of the number of theatrical releases. The major studios are The Walt Disney Company (including Buena Vista, Touchstone and Miramax Films), Paramount Pictures Corporation (including DreamWorks), Sony Pictures Entertainment, Inc. (including Columbia Pictures and MGM), Twentieth Century Fox Film Corp., NBC Universal (including Universal Studios and Universal Focus) and Warner Bros. (including Turner, New Line Cinema and Castle Rock Entertainment). The major studios are typically large diversified corporations that have strong relationships with creative talent, exhibitors and others involved in the entertainment industry, and have global film production and distribution capabilities.

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

The independent companies generally have more limited production and distribution capabilities than do the major studios. While certain independent companies may produce as many films as a major studio in any year, independent motion pictures typically have lower negative costs and are not as widely released as motion pictures produced and distributed by the major studios. Additionally, the independent companies may have limited or no internal distribution capability and may rely on the major studios for distribution and financing. There are exceptions to this, including Lionsgate Films, a major independent that has continued to experience significant growth since 2005.

Competitor Film and Television Companies 2007

Major Parent	Divisions

Universal	Focus	Rogue	NBC	Telemundo	USA	Sci Fi	Bravo
Sony	Columbia	MGM	UA	Sony Classics	Screen Gems	TriStar	Destination
Paramount	DreamWorks	Vantage	P. Classics	Nickelodeon	CBS	BET	Comedy C
Warner	New Line	Telepicture	Castle Rock	W. Independent	Picturehouse	HBO	W. Premier
Disney	Buena Vista	Touchstone	Miramax	Hollywood	Pixar	ABC	Spyglass
Fox	Fox Searchlight	Faith	Atomic	Fox TV	Telecolombia

Independents	Divisions

Weinstein	Dimension
Nu Image	Millennium	First Look
Yari Film Group
Lionsgate	Ghost House	Mandate
Newmarket
RKO Radio Pictures	Roseblood
IFC Films
Samuel Goldwyn
2929	Magnolia	Truly Indie	HDNet	HDNet Films	Landmark
Palm
Tartan Films
ThinkFilm
Troma Entertainment
Giant Screen Films

Others

CBS
Cable and Satellite
Smaller Independents

Despite the limited resources generally available to independent studios, independent films have gained wider market approval and increased share of overall box office receipts in recent years. Past successful independent films such as My Big Fat Greek Wedding, Bend It Like Beckham, Saw and Crash highlight moviegoers’ willingness to support high quality and/or commercial motion pictures despite limited pre-marketing and production budgets.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Product Life Cycle

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

Typical Film Release Windows*

	Months After	Approximate
Release Period	Initial Release	Release Period

Theatrical	—	0-3 months
Home video/ DVD (1st cycle)	2-6 months	1-6 months
Pay-per-transaction (pay per-view and video-on-demand)	2-8 months	3-4 months
Pay television	6-12 months	18 months
Network or basic cable	21-30 months	18-72 months
Syndication	48-70 months	12-72 months
Licensing and merchandising	Concurrent	Ongoing
All international releases	Concurrent	Ongoing

*	These patterns may not be applicable to every film, and may change with the emergence of new technologies. Does not include day and date release patterns.

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

Principal photography, or the actual physical principal production and filming of the screenplay, generally extends on the average from four to 16 weeks, with some schedules extending out as much as 52 weeks, depending upon such factors as budget, location, weather and complications inherent in the screenplay.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

Production - continued

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

The Public’s Love Affair with Movies Continues

According to the Motion Picture Association of America, the motion picture industry continues to experience significant growth worldwide over the past five decades, although certain aspects of the industry have matured in recent years, such as DVD.

Between 1953 and 2007, a span of 54 years, the U.S. Box Office has gone from $1.34 billion in gross receipts in 1953 to the all time high of $9.629 billion in 2007.

All of the international regions saw significant growth between July 2006 and July 2007. Europe, the Middle East and Africa saw an increase of 15%. Asia-Pacific saw an increase of 15%. Latin America’s theatrical market increased 17%. Europe, the Middle East and Africa (“EMEA”) comprised more than half of the $16.33 billion international box office, accounting for 49.6% of the total with $8.11 billion in receipts. Asia-Pacific box office finished strong with $6.32 billion between July 2006 and July 2007. These trends are expected to continue in 2008.

Worldwide admissions bounced back in 2006, reaching an all-time high of 7.81 billion movie tickets after a 4% increase. The growth was driven primarily by Asia Pacific’s 5% gain to 4.81 billion tickets and EMEA’s 4% gain to 1.1 billion tickets.

The number of theatrical screens in the U.S. increased less than 1% to 40,077 in 2007. This follows a 2.1% increase in screens between 2005 and 2007 and an 9.7% increase between 2003 and 2007. Of the 40,077 screens in the U.S., 39,347 were indoor screens, while 730 were drive-in screens. The number of drive in screens actually increased by 21 screens between 2005 and 2007. The number of drive in screens reached an all time low of 601 in 2004, followed by an increase to 709 screens in 2005. In comparison, in 1986 there were 2,818 drive-in screens in the US.

Digital screens continued their rapid growth in 2007 with the number of worldwide digital screens climbing 115% to 6,455 screens. To put this number of digital screens in a better perspective, in 1999 there were 12 digital screens worldwide. 4,634 digital screens representing 72% of all digital screens are in the U.S.

▪	In 2007, the number of moviegoers reached its highest point in five years, topping 1,400,000,000 admissions.

▪
For the past eight years, each U.S. resident attended an average of at least 5.5 movies per year. In 2007, the average was 6.0, up from 4.4 in 1985. In 2005, the average was 5.4. Admissions per capita reached an all time high of 6.2 in 2002.

▪	The average annual admission price for 2007 was $6.88, up 5% over the previous year.

▪
The average box office revenue for all new film releases was $16.1 million in 2007, compared to $15.4 million in 2006 and $16.7 million in 2005. The average box office revenue for major studio film releases was $45.7 million in 2007, compared to $40.2 million in 2006 and $39.7 million in 2005.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The Public’s Love Affair with Movies Continues - continued

▪
The average budget of a major studio film in 2007 was $70.8 million. In 1983, the average was $11.9 million. The average marketing budget was $35.9 million in 2007, as compared to $34.5 million in 2006. In 1983, the average was $5.2 million.  As a comparison, in 2001 the average budget was $47.7 million. The average marketing budget was $31 million in 2001.

▪
The total average cost to produce and launch a studio film in 2007 was $106.6 million compared to $100.3 million in 2006. In 1983, the total average cost to produce and launch a studio film was $17.1 million.  As a comparison, the average total cost was $78.7 million in 2001.

▪	Between 1993 and 1999, the average budget of a studio film increased 97.7%, from $29.9 million in 1993 to $51.5 million in 1999.

▪	Between 2001 and 2007, the average budget of a studio film increased 48.4% from $47.7 million in 2001 to $70.8 million in 2007.

▪
The average budget of a major studio subsidiary/classic or specialty/independent type film (i.e. Fox Searchlight, New Line, Fine Line, Miramax, Sony Pictures Classics, and Lionsgate etc.) in 2007 was $49.2 million. The average marketing cost was $25.7 million. The combined negative and marketing costs was $74.8 million., contributing to a 54% increase in combined negative and marketing costs when compared to 2006, when the combined costs was $48.5 million. The average cost in 2003 was $46.9 million, a 154.9% increase over the 1999 average of $18.4 million and a 37.7% increase over 2002’s average of $34 million. The average marketing budget was $15.2 million in 2005.The average marketing budget was $11.4 million in 2004. The average marketing budget was $14.7 million in 2003. In 1999, the average was $6.5 million.

▪
The total average cost to produce and launch a major studio subsidiary or specialty/independent type film in 2007 was $74.8 million, the highest ever. In 1999, the total average cost to produce and launch a major studio subsidiary or specialty/independent type film was $24.9 million.

▪	Between 1986 and 2007, there was a 75.2% increase in the total number of screens. There was a 95.2% increase in the number of indoor screens and a 74.3% decrease in the number of drive-in screens.

▪
Between 2006 and 2007 the total number of theatres in the U.S. decreased by 1.2%. Between 2000 and 2004, the total number of theaters in the U.S. decreased by 2.1%. Between 1994 and 2004 the total number of theaters in the U.S. increased by 38%.

▪
In 2007, there were 6,277 total theaters in the U.S. 1,748 of the theaters had single screens. 2,296 theaters had 2 to 7 screens. 1,617 theaters had 8 to 15 screens and 616 theaters had more than 16 screens, a 4.2% increase in megaplexes screens.  In 2006, there were 6,356 total theaters in the U.S. 1,742 of the theaters had single screens. 2,362 theaters had 2 to 7 screens. 1,661 theaters had 8 to 15 screens and 591 theaters had more than 16 screens. In 2004, there were 6,012 total theaters in the U.S. 5,620 were indoor theaters, 392 were drive-in theaters. In 1980, there were 17,590 total theaters, with 14,029 indoor and 3,561 drive-in theaters.

▪
In 2007, approximately 36% of the screens were miniplexes (2 to 7 screens), 28% were single screen, 26% were multiplexes (8 to 15 screens) and 10% were megaplexes (16 or more screens). In 2006, approximately 37% of the screens were miniplexes (2 to 7 screens), 27% were single screen, 27% were multiplexes (8 to 15 screens) and 9% were megaplexes (16 or more screens).

▪
In 2007, preliminary estimates show a total of 357,300 employees in the U.S. motion picture industry and associated fields. Of that number, 192,800 are involved in production and services, with 136,200 in the theater and video/DVD rental sector and 28,300 employed in related fields. In 2006, there were a a total of 354,400 employees in the U.S. motion picture industry and associated fields. Of that number, 192,200 were involved in production and services, with 133,700 in the theater and video/DVD rental sector and 28,500 employed in related fields.

▪
In 2007, the number of cable and satellite television stations eclipsed 400. Between 1990 and 2004, the number of cable and satellite television channels increased 372% from 60 cable channels in 1990 to 324 cable and satellite channels in 2004.

▪
Total rental and sell-through of motion picture video DVDs to dealers in the United States decreased from 1,309.2 billion units in 2007 to 1,255.8 billion in 2006, a decrease of 4.1%, reflecting the stagnant growth in DVD use by consumers, due in part to format confusion between Blue-Ray and HD DVD formats. Previously, this sector had been robust. Since 2002, this sector has seen an increase of 113.9% in DVD sales to dealers. Total rental and sell-through of motion picture video DVDs to dealers in the United States increased from 1,292.9 billion units in 2005 to 1,324.7 billion in 2006, an increase of 2.5%, reflecting at the time the continued growth in DVD use by consumers.

▪
Total sales of motion picture video cassettes to dealers in the United States decreased from 7.4 million in 2006 to 300,000 in 2007, a 95.4% decrease. Total sales had previously decreased from 48.7 million in 2005 to 7.4 million in 2006, a 84.8% decrease. This followed a 61.2% decrease between 2005 and 2004.

▪	There are currently over 84,000 titles available on DVD, a 19% increase over 2006. In 2006, there were 68,000 titles available on DVD, a 51% increase over 2005. In 1999, there were 5,000.
▪
There were 12,050 new titles available on DVD during 2007, a 11.4% decrease from 2006, when there were 13,604 new titles available. This is the second consecutive year that the number of new titles has decreased. In 2005, there were 13,922 new titles available.

▪
In 2007, 21,200,000 DVD players were purchased by retailers, a 7.4% increase over 2006, when 19,800,000 were purchased.  In 2006, 19,800,000 DVD players were purchased by retailers, a 23% increase over 2005, when 16,100,000 were purchased.

▪
In 2007, 33,500,000 DVD players were sold to U.S. consumers, a decrease of 1.19% from 2003, when 33,900,000 were sold. In 2006, 33,900,000 DVD players were sold to U.S. consumers, a decrease of 1.45% from 2003, when 34,400,000 were sold.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The Public’s Love Affair with Movies Continues - continued

▪	The average price of a DVD title in 2007 was $22.11. The average price of a DVD title in 2006 was $22.29. In 2003 the average was $20.15. In 1999 the average was $25.53.
▪	The average price of a DVD player in 2007 was $72. The average price of a DVD player in 2006 was $100. In 2002 the average was $136.

▪
Factory sales of digital TV sets and displays continue to rise, with 27.1 million units sold in 2007, compared to 4.1 million units sold in 2002. The average unit has dropped in price from $1,540 in 2002 to $954 in 2007. Total sales in 2007 reached $25.866 billion. In 2003, total sales were $8.692 billion. 23.9 million units were sold in 2006. The average unit price was $989 in 2006. Total sales in 2006 reached $23.661 billion.

▪
In the U.S., of the 114.9 million homes accounted for in 2007, 112.8 million, or 98.2%, have television. Of the 112.8 million homes that have television, 98 million, or 86.9%, have DVD players. That represents an increase of 5% over 2006, and 50.6% increase since 2002. In comparison, 86.9 million homes have internet access, an increase of 3% over 2006. 60.8 million homes have broadband services, an increase of 15% over 2006.

▪
As of 2007, 34.4 million homes, or 30.5% of the 114.9 million homes with television, have basic cable. That represents a decrease of 3.9% from 2006. 34.8 million have pay cable services, a decrease of 2.2% from 2006.

▪	Preliminary reports show that at the end of 2007, 33.2 million homes subscribed to digital cable, a 4.7% increase over 2006. 29.6 million homes have satellite service, a 8% increase over 2007.

▪
Video on Demand (“VOD”), an advanced pay-per-view programming service which enables viewers to order and watch movies on demand and to pause, rewind or fast-forward them, according to 2007 preliminary numbers, is available in 31 million households, or approximately 27.5% of homes with televisions. That represents a 7.3% increase over 2006.

Admissions, box office receipts, DVD sales, VOD sales and increases in cable and satellite home penetration all are positive signs for our industry. As the demand continues to increase, as each of the markets continue to mature, the need for an educated, experienced and skilled workforce rises. However, despite the attractiveness this growth suggests, the motion picture business remains a very risky industry. Studios and independent producers must be able to finance a project, complete production, execute a successful distribution strategy, obtain favorable press and compete with an unknown quantity of competing releases. These are just some of the factors that impact the commercial success or failure of a film, television or digital media project.

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

Collective Bargaining Agreements

Feature films produced by the major studios and independent production companies in the United States generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America was recently renegotiated following a four month work stoppage between November 2007 and February 2008. The collective bargaining agreement with the Screen Actors Guild is set to expire on June 30, 2008. The Directors Guild of America collective bargaining agreement expires on June 30, 2008. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399, which represents significant numbers of persons within the motion picture industry, expires on July 31, 2008 and the collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2010. A strike by one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and thereby could adversely affect our potential future cash flow and revenues.

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

2. Residual Payments

The principal collective bargaining organizations for personnel within the movie industry are: the Directors Guild of America, or DGA; the Writer's Guild of America, or WGA; the Screen Actors Guild, or SAG; the American Federation of Musicians, or AFM; and the International Alliance of Theatrical Stage Employees, or IATSE. When a movie producer involves members of these organizations in a film, they are required to comply with certain residual payment obligations. These obligations are set forth in agreements between these organizations and the Alliance of Motion Picture and Television Producers (“AMPTP”) (which represents the major studios) and provide that a percentage of a film's gross revenues in certain markets must be paid to these organizations for the benefit of their members. As an example, SAG currently requires payment of between 4.5% and 5.4% of the gross revenue attributable to videocassette exploitation and 3.6% of television exploitation, with no residuals due for theatrical exploitation. We may be required to accrue and pay standard residual payments based on the collective bargaining agreements associated with one of our creative teams. These residual payments are based upon gross revenues in certain markets and may therefore, depending upon our distribution arrangements, reduce our revenues in various markets and release windows.

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

Thus, gross profit participation receives a percentage of the first dollar received by a film before any costs are deducted, while net profit participation receives a percentage of revenue remaining after certain costs are deducted. It is the industry standard that the producers retain any remaining percentages in the net participation pool.

Our planned contingent compensation arrangements require performance of duties under applicable contracts and can be forfeited in the event of non-performance or other circumstances. In the instance of forfeiture, this compensation could be granted to other persons who make up the production or management team.

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

One of the major roles of a distributor, in addition to their relationships with theatrical and non-theatrical outlets, is the ability of these parties to measure the expected demand for a given motion picture. This is a critical function, because ideally such assessment should help determine an effective advertising and print budget for the project. A motion picture release print is the media that in most cases is used by exhibitors and theaters to present the motion picture to their patrons. The projected demand for a film project can directly influence the number of prints made, which is important because each print is rather costly. Similarly, the number and types of geographic locations, or markets, the film could be released in normally influences the mix and cost of advertising expenditures. According to the MPAA, the average print and advertising costs per release per member, as reported by the MPAA, totaled $35.9 million in 2007. Combining this total with the $70.8 million reported average 2007 MPAA member costs to produce film, or motion picture negative, results in an average production and distribution cost of $106.6 million. When one considers that the average box office revenue per release for these members was only $32.7 million in 2006, and for all new releases the average was $15.8 million, the financial risks of distributing and producing a motion picture should become clearer. Very few independent productions have direct access to such capital, making their reliance on distributors and distribution partners essential.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

Foreign Distribution - continued

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

Status of any Publicly Announced New Product or Service

On April 25, 2007, we announced the unveiling of our three main operational divisions, Camelot Film and Media Group, Camelot Studio Group and Camelot Production Services Group. On April 26, 2007, we announced that we had entered into an Exclusive Right to Negotiate Agreement (“ERNA”) with the South Orange County Community College District (“SOCCCD”) to master develop the Advanced Education and Technology Park (“ATEP”), including Camelot Studios at ATEP, in Tustin, California.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Competitive Strengths

    To achieve our goals of becoming a leading independent producer and distributor of feature films, television and digital media, we plan to exploit our competitive advantages, which we believe includes our experience in developing, preparing, producing, finishing, marketing and distributing films with a economically feasible budget, independent films utilizing a unique an efficient business model that attempts to minimize costs while maximizing quality and ultimately attracting the broadest possible consumer base for our productions. We believe that once our initial slate of pictures begins to reach market, our reputation and ability to produce and distribute quality films at the lowest possible price while at the same time maximizing economic potential for all those working with us should make us an attractive place for independent filmmakers, whether new or experienced, whether young or old.

Our disciplined approach to the development, preparation, production, post-production, marketing and distribution of feature film content should hopefully enable us to establish and maintain a distinct competitive advantage. By seeking to minimize the financial risks often associated with film production, by incorporating “financial transparency”, marketing and distribution by negotiating co-production agreements, pre-selling international distribution rights, capitalizing on government subsidies and tax credits, structuring efficient production schedules and crafting agreements with key talent attracted to the films we develop and produce, we plan to provide a unique environment where independent film can flourish, albeit in a fiscally responsible manner. In each production, we plan to attempt to minimize our financial exposure by structuring deals with talent that provide for their participation in the financial success of the motion picture in exchange for reduced up-front payments. Although the steps that we take to manage these risks may, in some cases, limit the potential revenues of a particular project, we believe that our approach to the motion picture business creates operating and financial stability for us.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

Competition - continued

Those companies we compete with include, at the major studio level, Universal and its subsidiaries, Focus, USA Films, Rogue and NBC; Sony, and its divisions Columbia, MGM, UA, Sony Classics, Screen Gems, TriStar and Destination; Paramount and its subsidiaries DreamWorks, Vantage, Paramount Classics and Go Fish; Warner and its divisions New Line, HBO, Castle Rock, Warner Independent and Picturehouse; Disney and its subsidiaries Buena Vista, Touchstone, Miramax, Hollywood Pictures, Pixar and ABC; and Fox and its divisions Fox Searchlight, Faith, Atomic and Fox TV.

At the independent level, in addition to some of the divisions and subsidiaries of the majors, we compete with companies such as The Weinstein Company and its Dimension label, Jerry Bruckheimer Films, Nu Image and its subsidiaries Millennium Films and First Look Studio, Yari Film Group, Lionsgate, Newmarket, RKO Radio Pictures, IFC, Samuel Goldwyn, 2929 Entertainment and its Magnolia label, ThinkFilm, Troma Entertainment and others. In addition, we compete with CBS, Cable and Satellite companies and many smaller independent production companies and distributors.

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

Competition is also intense in supplying motion pictures and other programming for the pay television, syndicated television and home video markets. Numerous organizations with which we expect to compete with also distribute to the pay television, syndicated television and home video markets have significantly greater financial and other resources than us.

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

The Major Studios and the Independents

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

The Major Studios and the Independents - continued

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

These companies include:

▪	Miramax Films Corporation, now owned by The Walt Disney Company, which produced Chicago , The Hours, Gangs of New York, Scary Movie , the Scream film series, Shakespeare in Love and Chocolat ;

▪
New Line Cinema Corporation/Fine Line Features, now owned by AOL/Time Warner, which produced the Lord of the Rings series, the Austin Powers films, The Mask, Teenage Mutant Ninja Turtles and the Nightmare on Elm Street series;

▪
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

    These companies include:

▪
Lion's Gate Films, which produced and distributed Narc, Frailty, Monster's Ball and American Psycho ; and its subsidiary, Artisan Entertainment Inc., which distributed Boat Trip, National Lampoon's Van Wilder and The Blair Witch Project .

▪	The Weinstein Company, founded by the Weinstein brothers, who formerly controlled and founded Miramax.

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

    International revenues of motion picture distributors from filmed entertainment grew from approximately $1.1 billion in 1990 to approximately $17.1 billion in 2007. This growth has been due to a number of factors, including the general worldwide acceptance of, and demand for, motion pictures produced in the United States, the privatization of many foreign television industries, the emergence of VOD, growth in the number of foreign households with videocassette and DVD players and growth in the number of foreign theater screens.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

    The guilds and unions typically obtain a security interest in all of the producer's rights in the motion picture being exploited to ensure satisfaction of the residuals obligation. This security interest usually is subordinate to the security interest of the lenders financing the production cost of the motion picture, and the completion bond company guaranteeing completion of the motion picture.

    Under a producer's agreement with the guilds and unions, the producer may transfer the obligation to pay the residuals to a distributor if the distributor assumes the obligation to make the residual payment. If the distributor does not assume those obligations, the producer is obligated to pay those residuals.

Intellectual Property

We regard patents and trademarks as valuable assets and believe that trademarks are an important factor in marketing our products. Camelot Films®, our feature film production division, is a registered trademarked brand. We are in the process of patenting our unique business model.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

The Completion Bond

In order to minimize the risk of budget overruns and to add an additional level of protection for us, a completion bond, also known as a completion guaranty, is expected to be required for each production. A completion bond is a form of insurance which provides that, should the producers of a film run into significant problems completing the film, the bond company would:

▪	advance any sums in excess of the budget required to complete and deliver the film;

▪	complete and deliver the film itself; or

▪	shut-down the production and repay the financier all monies spent thus far to produce the film.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

    During the production process, we utilize a number of raw materials contained in such items such as props, make-up, wardrobe, electrical supplies and equipment, construction supplies and equipment, as well as materials from almost every industry. These raw materials are readily available from a wide range of sources and suppliers throughout the world. We plan to identify principal suppliers once we begin the production process.

Dependence on One or a Few Major Customers

  We do not plan to depend on any one customer. As we expect to market and distribute our planned films directly to the public, we should not be dependent on one or a few major customers, rather we should be entirely dependent on the willingness of the public to purchase our entertainment product.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Camelot Films®, our feature film production division, is a registered trademarked brand and is registered with the United States Patent and Trademark Office. The trademarks “Camelot Entertainment Group” “Camelot Film Group” “Camelot Film and Media Group,” “Camelot Features”, “Camelot Television Group”, “Ferris Wheel Films”, “Camelot Gaming”, “Camelot Digital Media”, “Camelot Distribution Group”, “Camelot Studio Group”, “Camelot Production Services Group”, “Camelot Studio Model”, “Camelot Production Model”, “Camelot Urban Entertainment”, “Camelot Latin Entertainment”, “Camelot University”, “Camelot College of the Arts”, “Camelot Technology” and “Camelot Merchandising”  are expected to be filed and/or are in the process of being field with the United States Patent and Trademark Office. We are also in the process of patenting our unique business model.

The Company plans to copyright and own all motion pictures that it makes. This should result in the Company building a library of its own product over time.

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

Effect of Existing or Probable Governmental Regulations on the Business - continued

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

Research and Development Activities

Our research and development activities include implementation of our business model, acquisition of scripts, development of scripts, and all other aspects of the development process relating to the development, pre-production, production, post-production, marketing and distribution of feature films. We estimate that approximately forty per cent of management’s time has been spent conducting research and development activities during the past two years. In addition, we have been expanding our research and development activities to include preparations for our studio project.

Costs and Effects of Compliance with Environmental Laws

In implementing our plans as a producer and distributor of feature films, it is possible that during the physical production stage we may have to comply with certain environmental laws, depending in part on where the productions are filmed and what type of equipment, vehicles and props are utilized. The specific costs associated to compliance with environmental laws are unknown at this time. However, in the event we would be required to absorb additional costs on any given film that was not anticipated, these costs could have a material adverse effect on the budget of a film and the additional costs that might be incurred in order to comply with environmental laws and regulations could force us to alter or otherwise change the production schedule. This could cause a film to go over budget, cause delays and disrupt the entire production process, resulting in cost overruns that might be difficult to recoup once the film is distributed.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Employees

As of December 31, 2007, we have four employees. Two of our staff members, one of whom is an officer of our company, spend 100%% of their time on matters relating to our company. The other 2 staff members spend anywhere from 10% to 50% of their time on matters relating to our business. We also retain consultants and independent contractors on a “as need” basis.

Risk Factors

Ability to Achieve Profitable Operations

Our operations to date have been limited. Our focus has been on our Camelot Studio Group division, which has limited our ability to fully implement our other major divisions. The development and implementation of our business model is a long term process. The normal fiscal cycle of a feature film does not typically generate revenues for 18 to 24 months. Subsequent to that, the fiscal life cycle of a feature film is close to 7 years initially, with affiliate, residual and syndication revenues continuing for years. As of December 31, 2007, we have only one project in production. Our first studio facility, Camelot Studios at ATEP, may break ground in April 2009 with occupancy in early 2011. As a result of our long sales cycles, it is difficult to determine with any certainty how our short term financial picture will evolve. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and while we have resources available to grow our business in 2008, we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the future could require a significant increase in the use of working capital.

To successfully grow the individual divisions of the business, we must begin to devote the time necessary to fully implement their respective business models, decrease our cash burn rate over time, begin to generate revenues in order to improve our cash position and establish ongoing revenues in each division, and succeed in our ability to raise additional capital through a combination of primarily public or private equity offering or strategic alliances. We also depend on certain consultants and our executives, and the loss of any of those consultants or executives, may harm our business.

We have a limited operating history as a motion picture, television and digital media company in which to evaluate our business

As Camelot Entertainment Group, we have a limited operating history as a motion picture, television and digital media company. To date, we have generated no revenues and a limited operating history as a motion picture company upon which an evaluation of our future success or failure can be made. Our primary focus has been the development of Camelot Studios at ATEP and to a lesser scale project development within Camelot Film and Media Group. As a result, many of our planned divisions are not operational or have very limited operations as of December 31, 2007. While current company assets and financial commitments are suitable for the projected financial needs forecast during 2008, we do not know at this time the outlook for 2009 and beyond. No assurances of any nature can be made to investors that the company will be profitable. There can be no assurances that our management will be successful in managing the Company as a motion picture, television and digital media company.

We have incurred significant and continuing losses and may not be able to generate revenues to sustain our operations

We have incurred net losses of approximately $2,103,235 and $2,348,352 respectively in 2007 and 2006, and have an accumulated deficit of $16,276,446 at December 31, 2007, with losses during the past two years primarily the result of our financial commitment to the development of Camelot Studios at ATEP and the development of projects for Camelot Film and Media Group.

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

We will require additional funds to achieve our current business strategy and our inability to obtain additional financing could cause us to cease our business operations in the future if suitable funding is not secured

Even with the proceeds from offerings and other resources in 2007, we will need to raise additional funds through public or private debt or sale of equity to fully achieve our business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Risk Factors - continued

Our ability to grow our company through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures, television programming and digital media and to fund our operating expenses will depend upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. Our business plan requires a substantial investment of capital. The production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from our motion pictures, if any. This time lapse requires us to fund a significant portion of our capital requirements from private parties, institutions, and other sources. Although we intend to reduce the risks of our production exposure through strict financial guidelines and financial contributions from broadcasters, sub-distributors, tax shelters, government and industry programs and studios, we cannot assure you that we will be able to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures. If we increase our production slate or our production budgets, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

If we are unable to obtain financing in the future on reasonable terms, we could be forced to delay, scale back or eliminate certain elements of our business model. In addition, such inability to obtain financing in the future on reasonable terms could have a material negative effect on our business, operating results, or financial condition to such extent that could be forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put our Company and any investments into our Company at significant risk.

We are subject to a working capital deficit, which means that our current assets at December 31, 2007, were not sufficient to satisfy our current liabilities

As of December 31, 2007, we had a working capital deficit of $955,210, which means that our current liabilities of $961,756 exceeded our current assets of $6,546 by that amount on December 31, 2007. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2007, were not sufficient to satisfy all of our current liabilities on that date. We will have to raise additional capital or debt to fund the deficit.

If we are unable to retain the services of our executive officers, Robert P. Atwell and George Jackson, or if we are unable to successfully recruit qualified managerial personnel and employees with experience in business and the motion picture industry, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of our executive officers, Robert P. Atwell, President and Chief Executive Officer, and George Jackson, Secretary and Chief Financial Officer. Loss of the services of any of our executive officers could have a material adverse effect on our growth, revenues, and prospective business. We do maintain key-man insurance on the lives of our executive officers.

In addition, in order to successfully implement and manage our Camelot Film and Media Group business plan, we will be dependent upon, among other things, successfully recruiting highly skilled creative and production personnel, including producers, executives, cinematographers, editors, costume designers, set designers, sound technicians, lighting technicians, actors, sales and marketing experts, and legal and accounting experts. With Camelot Studio Group, we will need key executives, real estate, financial, studio operators, studio staff and entitlement experts. For Camelot Production Services Group, we will need experts in production, technology, post production, distribution, accounting, legal, banking, event management, education, sales and marketing, internet and merchandising. Although we expect to find qualified candidates to fill these positions, competition is intense and they may be unwilling to work for us under acceptable terms. This could delay production or reduce the quality of our film projects, which would impair our ability to successfully implement our business model.

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

Mr. Atwell, our President, Chief Executive Officer and Chairman, and Tim Wilson, one of our directors, own a controlling interest in our voting stock and as a result stockholders will have a limited voice in our management

Mr. Atwell, our President, Chief Executive Officer and Chairman, is the beneficial owner of 26% of our issued and outstanding common shares and 49% of our Series A Convertible Preferred Stock (“Series A”) and 70% of our Series B Convertible Preferred Stock (“Series B”). Each share of Series A entitles the holder to 50 votes and each share of Series B entitles the holder to 1,000 votes. In the aggregate, Mr. Atwell is entitled to cast 6,613,597,571 votes or 67.105% of the votes in any vote by our stockholders. Mr. Wilson, an at-large director and managing member of Scorpion Bay, LLC, is the beneficial owner of 21% of our issued and outstanding common shares and 51% of our Series A Convertible Preferred Stock and 30% of our Series B Convertible Preferred Stock. In the aggregate, Mr. Wilson is entitled to cast 3,118,062,973 votes or 31.637% of the votes in any vote by our stockholders. Together, they are entitled to cast 9,731,660,544 votes or 98.743% of the votes in any vote by our stockholders. Thus, Mr. Atwell and Mr. Wilson will have the ability to control substantially all matters submitted to our stockholders for approval, including:

ITEM 1. DESCRIPTION OF BUSINESS - continued

Risk Factors - continued

▪	election of our board of directors;
▪	removal of any of our directors;
▪	amendment of our certificate of incorporation or bylaws; and
▪	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of Atwell and Wilson’s ownership, and their respective positions as chief executive officer and director, they are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

It is likely that additional shares of our stock will be issued in the normal course of our business development, which will result in a dilutive effect on our existing shareholders

We will issue additional stock as required to raise additional working capital, meet additional funding requirements, secure intellectual properties, undertake company acquisitions, recruit and retain an effective management team, compensate our officers and directors, engage industry consultants and for other business development activities.

If we fail to adequately manage our growth, we may not be successful in growing our business and becoming profitable

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

If we acquire or invest in other businesses, we will face certain risks inherent in such transactions

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

“Penny Stock” rules may make buying or selling our common stock difficult

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

Risks Associated with the Motion Picture Production and Distribution Industry

Because the movie industry is intensely competitive and we lack the name recognition and resources of our competitors, we may never generate any revenues or become profitable

The motion picture industry is highly competitive. We believe that a motion picture’s theatrical success is dependent upon general public acceptance, marketing technology, advertising and the quality of the production. We intend to produce motion picture productions that normally should compete with numerous independent and foreign productions as well as productions produced and distributed by a number of major domestic companies, many of which are units of conglomerate corporations with assets and resources substantially greater than ours. Some of the production and distribution companies that we will compete with are The Weinstein Company, Jerry Bruckheimer Films, Miramax Films, Lions Gate Entertainment Corp., Sony Pictures Entertainment, Inc., New Line Cinema, a subsidiary of Time Warner, Universal Studios, 20th Century Fox Film Corporation, a subsidiary of News Corp., Buena Vista Motion Pictures Group, a collection of affiliated motion picture studios all subsidiaries of The Walt Disney Company, Paramount Pictures Corporation, a subsidiary of Viacom, and Troma Entertainment, Inc. Most of these competitors are significantly larger than us, have a long-standing business.

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

Since our success depends on the commercial success of our motion pictures, which is unpredictable and highly speculative, we may never generate any revenue or become profitable

The success of a single motion picture project is fraught with an unusually high degree of uncertainty and risk. Similarly, the probability of successfully completing a motion picture project is also laden with an unusually high degree of uncertainty and risks. A studio or independent producer’s ability to finance a project, execute a successful distribution strategy, obtain favorable press and compete with an unknown quantity of competing releases are just some of the factors that impact the commercial success or failure of a film project. Our strategy involves producing a minimum of 12 motion pictures per year. While the intent is to reduce production risk through this strategy, our plan has the potential to compound risks germane to the industry.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

Risks Associated with the Motion Picture Production and Distribution Industry - continued

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

Piracy of the original motion pictures that we plan to produce may reduce our revenues and potential earnings

According to industry sources, piracy losses in the motion picture industry have increased substantially, from an estimated $2.2 billion in 1997 to an estimated $6.1 billion in 2005. In certain regions such Asia, the former Soviet Union and South America, motion picture piracy has been a major issue for some time. With the proliferation of DVD format around the globe, along with other digital recording and playback devices, losses from piracy have spread more rapidly in North America and Europe. Piracy of original motion pictures we produce and distribute may adversely impact the gross receipts received from the exploitation of these films, which could have a material adverse effect on our business, results of operations or financial condition.

Our operating results will fluctuate

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

Our anticipated successive releases of films could place a significant strain on our limited resources

We anticipate establishing parallel creative teams so that we can develop more than one film at a time. These teams are expected to work on future projects, as we move towards producing multiple films per year. Due to the anticipated strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release twelve new films in the first year and in subsequent years. We may be required to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our films. This growth and expansion may place a significant strain on our resources. We cannot provide any assurances that any future film will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. As we move towards achieving multiple films a year, there will likely be additional demands placed on the availability of key people. A lack of availability of key people may adversely impact the success and timing of our future films.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Risks Associated with the Motion Picture Production and Distribution Industry - continued

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

We are smaller and less diversified than most of our competitors

Although we are a small independent distributor and producer at this time, we expect to constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market

The number of motion pictures released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially as we produce, market and distribute our films. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. For this reason, and because of our more limited production and advertising budgets, we plan to not release our films during peak release times, which may also reduce our potential revenues for a particular release. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

Risks Related to Our Common Stock and Its Market

If the ownership of our common stock continues to be somewhat concentrated in shares owned by our management, and mainly Mr. Atwell and Mr. Wilson, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline

As of December 31, 2007, Mr. Atwell, our President, Chief Executive Officer and Chairman, and his affiliates, and Mr. Wilson, one of our directors, and his affiliates, beneficially own or control approximately 98.74% of the votes that may be cast in any stockholder vote. Accordingly, Mr. Atwell, Mr. Wilson and their affiliates will have sole control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This stockholder control may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have not, and currently do not anticipate, paying dividends on our common stock

We have never paid any dividend on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and to expand our business.

There is a limited market for our common stock which makes it difficult for investors to engage in transactions in our securities

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

Our stock is thinly traded, which can lead to price volatility and difficulty liquidating any investment in our stock

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years and subsequent interim period, our common stock has traded as low as $0.002 and as high as $0.16. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including actual or anticipated variations in quarterly and annual operating results and general market perception. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our common stock is deemed to be “penny stock”, which may make it more difficult for investors to sell their shares due to suitability requirements

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

Risks Related to Our Common Stock and Its Market - continued

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

The conversion of the promissory notes based on our 2006/2007 financing is based on an average of our closing bid price of our intraday trading prices of our common stock over a certain period of time prior to conversion and the decrease of the intraday trading price will result in issuance of a significant increase of shares resulting in dilution to our shareholders

The conversion of the promissory notes in our 2006/2007 financing is based on the applicable percentage of the average of the lowest three (3) trading prices for the Common Stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days. At present, the applicable percentage is 60%. The price of our common shares may fluctuate and the lower intra-day trading price in the future, will result in a conversion ratio resulting in issuance of a significant amount of our common shares to the promissory note holders. This will result in our present shareholders being diluted as the note holders convert.

Future selling by stockholders may impact our stock value through the execution of short sales which may decrease the value of our common stock

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

 Shares eligible for public sale in the future could decrease the price of our shares of common stock and reduce our future ability to raise capital

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 130 Vantis, Suite 140, Aliso Viejo, California 92656. We occupy approximately 2,156 square feet of modern executive office space provided to us by The Atwell Group, Inc., a privately-held company owned by Robert P. Atwell, our Chief Executive Officer. The space is leased on an annual basis. The current lease expires on December 31, 2009. We can be reached by calling (949) 334-2950, faxing (949) 334-2951 or emailing info@camelotfilms.com. We invite you to visit our website at www.camelotfilms.com for information about our company, products and services.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, management is not aware of any legal matters threatened or pending against the Company that have not been previously disclosed in one or more of the Company’s filings with the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders for voting during fiscal year 2007.

(Remainder of Page Left Intentionally Blank)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "CMEG" of the National Association of Securities Dealers, Inc. (the "NASD.

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

Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See the caption "Sales of Unregistered Securities".

Stock Performance

Our common stock is currently quoted on the OTCBB under the symbol “CMEG”. There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years. These quotations as reported by the OTCBB, Pink Sheets and historical data as reported by AOL Finance reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	Closing Bid
YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31	$0.110	$0.051
2nd Quarter Ended June 30	$0.100	$0.015
3rd Quarter Ended September 30	$0.015	$0.002
4th Quarter Ended December 31	$0.007	$0.003

YEAR 2006	High Bid	Low Bid
1st Quarter Ended March 31	$0.130	$0.040
2nd Quarter Ended June 30	$0.140	$0.084
3rd Quarter Ended September 30	$0.160	$0.075
4th Quarter Ended December 31	$0.129	$0.060

As of December 31, 2007 the bid share price of our Common Stock was $0.004 on the OTCBB. As of December 31, 2006 the bid share price of our Common Stock was $.07 on the OTCBB. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

The decline in the market price of our stock over the past two years is due in part to several key factors that have occurred, including the following:

•
Management’s decision to devote considerable time and financial resources to the development of Camelot Studios at ATEP without being able to publicly announce progress on that project due to contractual restraints; and

•	The liquidation of a former affiliate’s stock position between the third quarter of 2006 and the second quarter of 2007; and

•	The conversion of notes held by the NIR note holders and the resulting immediate sale of those shares into the marketplace; and

•	The lack of any significant news on the Company or any sustained public relations effort due in part to the inability to release news on the studio project.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Holders

As of December 31, 2007, there were 224,506,332 shares of Common Stock outstanding. On December 31, 2007, there were 112 holders of record of our Common Stock. However, we estimate there are approximately 2,300 total stockholders of our Common Stock including those held in street name, known as “CEDE”. On December 31, 2006, there were 106,655,743 shares of Common stock outstanding and 115 holders of record of our Common Stock.

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

During fiscal year 2007, the Company issued 186,683,922 total shares of common stock, all of which were issued to third parties at or above the market price. Of these shares, 38,000,000 shares, or 20.35%, were issued in connection with a proposed $3,000,000 financing transaction with Nucore World Industries in Pasadena, California. That transaction did not close, and 33,000,000 of those shares were returned to the treasury and 5,000,000 of those shares have had an administrative stop placed on them pending return of the certificate and cancellation thereof. 35,600,000 shares, or 19.06%, were issued to Scorpion Bay, LLC, for interest and services rendered to the Company, including services on behalf of Camelot Studio Group. Scorpion Bay is managed by Tim Wilson, one of our directors. In addition, 30,833,333 shares, or 16.51%, were issued to the Company to be held for financing activities during 2007, including reserving shares for note conversions in connection with the NIR financing agreements. 20,000,000 shares, or 10.71%, were issued to Jeff Zuckerman, one of our directors and a member of Janez Development Group, a member of Camelot Development Tustin; and 20,000,000 shares, or 10.71%, were issued to John Kozmur, also a member of Janez Development Group. Both Zuckerman and Kozmur were issued shares in connection with Camelot Studio Group activities. The four note holders who provided financing to us during 2007 through the SB2 registration (known as the “NIR” funding transaction) were issued an aggregate total of 13,270,750, or 7.1% of the total issued. Here is a summary of the total shares issued by stockholder:

Stockholder	Shares Issued	Exemption	Consideration	Disposition/Price

Nucore World Industries	38,000,000	144	Funding	Cancelled; Stopped
Scorpion Bay, LLC	35,600,000	144	Interest; Services	Issued/Market
Camelot Ent. Gp.	30,833,333	144	Funding	Held in Reserve
Jeff Zuckerman	20,000,000	144	Services	Issued/Market
John Kozmur	20,000,000	144	Services	Issued/Market
AJW Offshore	8,505,250	SB2 Registration	Funding	Issued/Market
Dolphin Communities	5,000,000	144	Loans; Services	Issued/Market
Michael Ellis	4,792,369	144	Services	Issued/Market
Susan Sanchez	4,446,000	S8/144	Services	Issued/Market
Patrick Winn	3,768,000	S8/144	Services	Issued/Market
AJW Qualified Partners	3,455,879	SB2 Registration	Funding	Issued/Market
Bastien and Associates	2,937,267	144	Services	Issued/Market
Chris Flannery	2,500,000	S8	Services	Issued/Market
Petrucelli & Associates	2,500,000	S8	Services	Issued/Market
Douglas Warner	1,250,000	144	Services	Issued/Market
AJW Partners	1,150,879	SB2 Registration	Funding	Issued/Market
Lewis Consulting Group	1,000,000	144	Services	Issued/Market
The Atwell Group	401,957	144	Loans; Services	Issued/Market
Chris Davis Int’l	238,413	144	Services	Issued/Market
New Millennium Capital	158,742	SB2 Registration	Funding	Issued/Market
Craig Prater	145,833	144	Services	Issued/Market

Total	186,683,922

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Sale of Unregistered Securities - continued

Here is a complete breakdown of all common shares issued in 2007 by effective date:

Date	Title	Exemption	Amount	Name	Type	Consideration	Price	Note
3/16/2007	Common	144	5,000,000	Nucore World Industries	Funding	Cash	0	Cancelled
3/19/2007	Common	144	33,000,000	Nucore World Industries	Funding	Cash	0	Cancelled
4/12/2007	Common	144	1,500,000	Scorpion Bay LLC	Funding	Cash	.08	Interest
5/03/2007	Common	144	401,957	The Atwell Group	Adj Ent	Cash/Services	.048	Adjust Entry
5/09/2007	Common	144	30,833,333	Camelot Entertainment	Funding	Cash	.001	Reserve
5/11/2007	Common	144	1,250,000	Douglas Warner	Services	Consulting	.04	Contract
6/08/2007	Common	144	187,750	AJW Offshore	Funding	Cash	.017	Conversion
6/08/2007	Common	144	37,500	AJW Qualified Partners	Funding	Cash	.017	Conversion
6/08/2007	Common	144	21,750	AJW Partners	Funding	Cash	.017	Conversion
6/08/2007	Common	144	3,750	New Millennium Capital	Funding	Cash	.017	Conversion
6/08/2007	Common	144	4,500,000	Scorpion Bay LLC	Funding	Cash	.04	Interest
6/13/2007	Common	144	187,750	AJW Offshore	Funding	Cash	.017	Conversion
6/13/2007	Common	144	37,500	AJW Qualified Partners	Funding	Cash	.017	Conversion
6/13/2007	Common	144	21,750	AJW Partners	Funding	Cash	.017	Conversion
6/13/2007	Common	144	3,750	New Millennium Capital	Funding	Cash	.017	Conversion
6/18/2007	Common	144	187,750	AJW Offshore	Funding	Cash	.02	Conversion
6/18/2007	Common	144	37,500	AJW Qualified Partners	Funding	Cash	.02	Conversion
6/18/2007	Common	144	21,750	AJW Partners	Funding	Cash	.02	Conversion
6/18/2007	Common	144	3,750	New Millennium Capital	Funding	Cash	.02	Conversion
6/19/2007	Common	144	187,750	AJW Offshore	Funding	Cash	.019	Conversion
6/19/2007	Common	144	37,500	AJW Qualified Partners	Funding	Cash	.019	Conversion
6/19/2007	Common	144	21,750	AJW Partners	Funding	Cash	.019	Conversion
6/19/2007	Common	144	3,750	New Millennium Capital	Funding	Cash	.019	Conversion
6/19/2007	Common	144	1,000,000	Scorpion Bay, LLC.	Funding	Cash	.0305	Interest
6/20/2007	Common	144	187,750	AJW Offshore	Funding	Cash	.018	Conversion
6/20/2007	Common	144	37,500	AJW Qualified Partners	Funding	Cash	.018	Conversion
6/20/2007	Common	144	21,750	AJW Partners	Funding	Cash	.018	Conversion
6/20/2007	Common	144	3,750	New Millennium Capital	Funding	Cash	.018	Conversion
6/25/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.012	Conversion
6/25/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.012	Conversion
6/25/2007	Common	144	43,500	AJW Partners	Funding	Cash	.012	Conversion
6/25/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.012	Conversion
7/06/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0066	Conversion
7/06/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0066	Conversion
7/06/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0066	Conversion
7/06/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0066	Conversion
7/11/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0039	Conversion
7/11/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0039	Conversion
7/11/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0039	Conversion
7/11/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0039	Conversion
7/11/2007	Common	144	208,409	Bastien and Associates	Services	Consulting	.0607	Invoice
7/13/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0038	Conversion
7/13/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0038	Conversion
7/13/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0038	Conversion
7/13/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0038	Conversion
7/15/2007	Common	144	1,000,000	Scorpion Bay, LLC.	Funding	Cash	.0055	Interest
7/20/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0034	Conversion
7/20/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0034	Conversion
7/20/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0034	Conversion
7/20/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0034	Conversion
7/24/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.003	Conversion

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Sale of Unregistered Securities - continued

7/24/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.003	Conversion
7/24/2007	Common	144	43,500	AJW Partners	Funding	Cash	.003	Conversion
7/24/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.003	Conversion
7/27/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.003	Conversion
7/27/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.003	Conversion
7/27/2007	Common	144	43,500	AJW Partners	Funding	Cash	.003	Conversion
7/27/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.003	Conversion
8/01/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0028	Conversion
8/01/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0028	Conversion
8/01/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0028	Conversion
8/01/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0028	Conversion
8/03/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0024	Conversion
8/03/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0024	Conversion
8/03/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0024	Conversion
8/03/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0024	Conversion
8/07/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0019	Conversion
8/07/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0019	Conversion
8/07/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0019	Conversion
8/07/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0019	Conversion
8/13/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0016	Conversion
8/13/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0016	Conversion
8/13/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0016	Conversion
8/13/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0016	Conversion
8/16/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0013	Conversion
8/16/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0013	Conversion
8/16/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0013	Conversion
8/16/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0013	Conversion
8/24/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0013	Conversion
8/24/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0013	Conversion
8/24/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0013	Conversion
8/24/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0013	Conversion
8/24/2007	Common	144	2,728,858	Bastien and Associates	Services	Consulting	.006	Invoice
8/24/2007	Common	144	1,000,000	Patrick Winn	Services	Administrative	.006	CSG
8/24/2007	Common	144	1,000,000	Susan Sanchez	Services	Administrative	.006	CSG
8/30/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0013	Conversion
8/30/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0013	Conversion
8/30/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0013	Conversion
8/30/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0013	Conversion
9/10/2007	Common	144	1,000,000	Scorpion Bay, LLC.	Funding	Cash	.003	Interest
9/11/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0013	Conversion
9/11/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0013	Conversion
9/11/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0013	Conversion
9/11/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0013	Conversion
9/18/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0015	Conversion
9/18/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0015	Conversion
9/18/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0015	Conversion
9/18/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0015	Conversion
9/19/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0016	Conversion
9/19/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0016	Conversion
9/19/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0016	Conversion
9/19/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0016	Conversion
9/25/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0018	Conversion
9/25/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0018	Conversion
9/25/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0018	Conversion
9/25/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0018	Conversion
9/25/2007	Common	144	2,800,000	Scorpion Bay, LLC.	Funding	Cash	.00357	Interest
10/01/2007	Common	144	375,500	AJW Offshore	Funding	Cash	.0018	Conversion
10/01/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0018	Conversion
10/01/2007	Common	144	43,500	AJW Partners	Funding	Cash	.0018	Conversion
10/01/2007	Common	144	6,000	New Millennium Capital	Funding	Cash	.0018	Conversion
10/05/2007	Common	144	144,000	AJW Offshore	Funding	Cash	.00176	Conversion
10/05/2007	Common	144	72,000	AJW Qualified Partners	Funding	Cash	.00176	Conversion

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Sale of Unregistered Securities - continued

10/05/2007	Common	144	21,600	AJW Partners	Funding	Cash	.00176	Conversion
10/05/2007	Common	144	2,400	New Millennium Capital	Funding	Cash	.00176	Conversion
10/10/2007	Common	144	144,000	AJW Offshore	Funding	Cash	.00176	Conversion
10/10/2007	Common	144	72,000	AJW Qualified Partners	Funding	Cash	.00176	Conversion
10/10/2007	Common	144	21,600	AJW Partners	Funding	Cash	.00176	Conversion
10/10/2007	Common	144	2,400	New Millennium Capital	Funding	Cash	.00176	Conversion
10/17/2007	Common	144	144,000	AJW Offshore	Funding	Cash	.00176	Conversion
10/17/2007	Common	144	72,000	AJW Qualified Partners	Funding	Cash	.00176	Conversion
10/17/2007	Common	144	21,600	AJW Partners	Funding	Cash	.00176	Conversion
10/17/2007	Common	144	2,400	New Millennium Capital	Funding	Cash	.00176	Conversion
10/23/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.00172	Conversion
10/23/2007	Common	144	22,000	AJW Partners	Funding	Cash	.00172	Conversion
10/23/2007	Common	144	3,000	New Millennium Capital	Funding	Cash	.00172	Conversion
10/25/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.00168	Conversion
10/25/2007	Common	144	22,000	AJW Partners	Funding	Cash	.00168	Conversion
10/25/2007	Common	144	3,000	New Millennium Capital	Funding	Cash	.00168	Conversion
10/25/2007	Common	144	4,100,000	Scorpion Bay, LLC.	Funding	Cash	.00357	Interest
10/25/2007	Common	144	5,000,000	Scorpion Bay, LLC.	Funding	Cash	.0033	Interest
10/25/2007	Common	144	5,000,000	Dolphin Communities	Funding	Cash	.0033	Interest
10/25/2007	Common	S8	2,768,000	Patrick Winn	Services	Administrative	.003	CSG
10/25/2007	Common	S8	3,446,000	Susan Sanchez	Services	Administrative	.003	CSG
10/30/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.00168	Conversion
10/30/2007	Common	144	22,000	AJW Partners	Funding	Cash	.00168	Conversion
10/30/2007	Common	144	3,000	New Millennium Capital	Funding	Cash	.00168	Conversion
11/02/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.00168	Conversion
11/02/2007	Common	144	22,000	AJW Partners	Funding	Cash	.00168	Conversion
11/02/2007	Common	144	3,000	New Millennium Capital	Funding	Cash	.00168	Conversion
11/05/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.00168	Conversion
11/05/2007	Common	144	22,000	AJW Partners	Funding	Cash	.00168	Conversion
11/05/2007	Common	144	3,000	New Millennium Capital	Funding	Cash	.00168	Conversion
11/07/2007	Common	144	75,000	AJW Qualified Partners	Funding	Cash	.0017	Conversion
11/07/2007	Common	144	22,000	AJW Partners	Funding	Cash	.0017	Conversion
11/07/2007	Common	144	3,000	New Millennium Capital	Funding	Cash	.0017	Conversion
11/08/2007	Common	144	77,379	AJW Qualified Partners	Funding	Cash	.0017	Conversion
11/08/2007	Common	144	18,829	AJW Partners	Funding	Cash	.0017	Conversion
11/08/2007	Common	144	3,792	New Millennium Capital	Funding	Cash	.0017	Conversion
11/12/2007	Common	144	100,000	AJW Qualified Partners	Funding	Cash	.0017	Conversion
11/14/2007	Common	144	100,000	AJW Qualified Partners	Funding	Cash	.0017	Conversion
11/20/2007	Common	144	100,000	AJW Qualified Partners	Funding	Cash	.00176	Conversion
11/26/2007	Common	144	100,000	AJW Qualified Partners	Funding	Cash	.00176	Conversion
11/27/2007	Common	144	100,000	AJW Qualified Partners	Funding	Cash	.00176	Conversion
11/29/2007	Common	144	100,000	AJW Qualified Partners	Funding	Cash	.0018	Conversion
12/06/2007	Common	144	100,000	AJW Qualified Partners	Funding	Cash	.0018	Conversion
12/11/2007	Common	144	100,000	AJW Qualified Partners	Funding	Cash	.0018	Conversion
12/13/2007	Common	144	100,000	AJW Qualified Partners	Funding	Cash	.0018	Conversion

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Sale of Unregistered Securities - continued

12/13/2007	Common	S8	2,500,000	Petrucelli & Associates	Services	Legal	.004	CMEG
12/13/2007	Common	S8	2,500,000	Chris Flannery	Services	Legal	.004	CMEG
12/18/2007	Common	144	100,000	AJW Qualified Partners	Funding	Cash	.005	Conversion
12/18/2007	Common	144	20,000,000	John Kozmur	Services	Contractual	.007	CSG
12/18/2007	Common	144	20,000,000	Jeff Zuckerman	Services	Contractual	.007	CSG
12/21/2007	Common	144	57,742	AJW Qualified Partners	Funding	Cash	.002	Conversion
12/21/2007	Common	144	42,258	AJW Qualified Partners	Funding	Cash	.002	Conversion
12/31/2007	Common	144	4,700,000	Scorpion Bay, LLC	Services	Consulting	.00424	Fee
12/31/2007	Common	144	10,000,000	Scorpion Bay, LLC	Services	Consulting	.0033	Fee
12/31/2007	Common	144	4,792,369	Michael Ellis	Services	Administrative	.0045	CSG
12/31/2007	Common	144	238,413	Chris Davis Intl.	Services	Consulting	.005	CFG
12/31/2007	Common	144	145,833	Craig Prater	Services	Consulting	.005	CEM
12/31/2007	Common	144	1,000,000	Lewis Consulting Group	Services	Consulting	.005	CSG

Preferred Stock

As of December 31, 2007, we had two classes of preferred stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. There were a total of 28,152,047 total shares of preferred stock outstanding.

On December 31, 2007, there were 8,650,957 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On December 31, 2007, there were 19,501,090 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to 4 shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

On January 18, 2008, Camelot established a new class of preferred stock designated as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock was established specifically for preferred shares to be issued in conjunction with the Camelot Studio Investors LLC purchase of up to 30% of Camelot Development Group from Camelot. There are 10,000,000 authorized shares of the Series C Preferred Stock. As of December 31, 2007, no Series C Preferred Stock had been issued. The Series C Preferred Stock ranks junior to the Series A and Series B Preferred Stock, and ranks senior to the common stock. Holders of Series C Preferred Stock are entitled to one vote for each Series C Preferred Stock held. Each share of Series C preferred Stock converts into one share of common.

Holders

As of December 31, 2007, there were 28,152,047 shares of Preferred Stock outstanding. On December 31, 2007, there were 2 holders of record of our Preferred Stock.

2007 Preferred Stock Issuances

In fiscal year 2007, we issued 19,202,047 shares of Preferred Stock. We issued 15,651,090 shares of Series A Convertible Preferred Stock and 3,550,957 shares of Series B Convertible Preferred Stock.

Date	Title	Exemption	Amount	Name	Type	Consideration	Price	Note
12/31/07	Series A	4.2	10,000,000	Scorpion Bay	Services	Consulting	.001	CSG
12/31/07	Series A	4.2	4,401,090	The Atwell Group	Services	Administrative	.001	CMEG
12/31/07	Series B	4.2	2,750,000	Scorpion Bay	Services	Consulting	.001	CSG
12/31/07	Series B	4.2	980,957	The Atwell Group	Services	Administrative	.001	CMEG

(Remainder of Page Left Intentionally Blank)

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

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying financial statements and notes to help provide an understanding of Camelot Entertainment Group Inc.’s (“Camelot” or the “Company”) financial condition, cash flows and results of operations. MD&A is organized as follows:

o	Plan of Operation. This section provides a brief description of Camelot’s plan of operation for fiscal year 2008.

o	Overview. This section provides a general description of our corporate structure and what the management will focus on in 2008.

o	Cash requirements. This section provides a discussion of how long Camelot can satisfy its cash requirements and the need, if any, to raise additional funds in 2008.

o	Research and Development. This section discusses the research and development activities of Camelot.

o	Equipment. This section looks at if there will be any major equipment purchases in 2008.

o	Change in Employees. This section discusses if there will be any significant change in the number of employees.

o	Results of Operations. This section provides an analysis of Camelot’s results of operations for the two years ending December 31, 2007.

o
Liquidity and Capital Resources. This section provides an analysis of Camelot’s cash flows for the two years ended December 31, 2007, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2007. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

o	Sources of Revenue. This section examines expected sources of revenues.

o	Recent Financings. This section discusses financing transactions of Camelot during 2007.

o	Off-Balance Sheet Arrangements. This section discloses any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Camelot’s financial condition.

o
Critical Accounting Estimates. This section identifies those accounting estimates that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application.

o
Critical Accounting Policies. This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. All of the Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 to the accompanying financial statements.

o
Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward looking information appearing in this report, including in MD&A and the financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer “Risk Factors” in Part I of this report, for a discussion of the risk factors applicable to the Company.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Plan of Operation

Overview

Camelot Entertainment Group is working to become a fully integrated, broad based entertainment company whose planned future global operations expect to encompass motion picture production and distribution, television programming, production and syndication, home video acquisition and distribution, digital media production and distribution, development and operation of studio facilities, development of new technologies, and distribution of filmed entertainment worldwide. We are planning to become a global leader in the creation, production, distribution, licensing and marketing of all form of creative content and their related businesses across all current and emerging media and platforms. If we are successful in implementing our business model, we could lead the industry in every aspect from feature film, television and home entertainment production and distribution to DVD, digital distribution, licensing and entertainment related digital media.

Our Company is divided up into three major divisions, Camelot Film and Media Group, Camelot Studio Group and Camelot Production Services Group.

During fiscal year 2008, the Company’s focus will continue to be on two specific areas: the ongoing development of Camelot Studios at ATEP under our Camelot Studio Group division and the emergence of Camelot Film and Media Group as it prepares to unveil its Camelot Production Model (“CPM”). In order to implement our plans to become a global media and entertainment company, it is critical that we build a solid foundation to build upon, and that begins with making sure that each division is carefully structured and that their respective business models are implemented in accordance with those designs.

There are five steps that comprise the backbone of our operating philosophy. Each step, when implemented, secures the foundation for the next step. These five steps are:

1.	Education; which leads to

2.	Infrastructure; which leads to

3.	Utilization; which leads to

4.	Opportunity; which leads to

5.	Success

The current center point of our overall structure is Camelot Studios at ATEP, which is now in the middle of the entitlement process. This major studio complex, which is part of the Advanced Technology and Education Park campus in Tustin, California, will serve as the initial base of operations for our Camelot Studio Group division. It will also serve as the template for other facilities both domestically and internationally by way of its modern and technology-advanced design and through its unique integration of students into the world of professional filmmaking. Current plans estimate that Camelot Studios at ATEP will break ground in April 2009, commence initial operations in late 2010 and become fully operational in late 2011. Further details about the studio are expected to be released during the second and/or third quarters of 2008. In order to meet the above timetable, the entitlement process must be successfully completed and the subsequent financing must be secured. Failure of either one of these components could result in the project being delayed or shuttered, which if occurred could have a material adverse affect on our Company.

Fiscal year 2008 should also see the emergence of our production and distribution division, Camelot Film and Media Group, and the proprietary Camelot Films “CPM”. Designed to have mainstream appeal and franchise potential, the CPM provides for the development, production, marketing and distribution of motion pictures by combining the efficiencies realized by studios of the early 1900’s with the artistic focus and diversity of today’s independent productions. Using this approach, we believe the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CPM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas many independent films are limited by the types of post production technology used, due in part to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum number of original motion pictures each year. One benchmark of the CPM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Plan of Operation - continued

Within our Camelot Film and Media Group division, Camelot Films plans to focus on high quality, suspense, action, thriller, comedy and dramatic commercial content. Camelot Features will continue to develop its limited catalogue of literary properties and preparations to begin pre-production on some of its projects as packaging is completed. Camelot Television Group plan to continue to explore potential pilots and television series to produce. Camelot Urban Entertainment is expected to complete its first feature length documentary during 2008 and continue the development process on several feature film properties currently being developed. Camelot Film and Media Group plans to accelerate the activity in its Latin entertainment division once it completes its search for an executive to lead that division. We also plan to increase activity in our family division, Ferris Wheel Films. We have a consulting agreement with Capital Arts Entertainment, which is part of a contemplated acquisition plan that could result in the Capital Arts Management team joining forces with the Company and heading up Camelot Film and Media Group. Experts in efficient budget production, the management of Capital Arts has over 250 film credits in production and distribution, and they have an excellent industry reputation. More details concerning this potential acquisition are expected to be released later this fiscal year. Camelot Gaming and our Digital Media division should begin to see activity in 2008. We continue to develop our distribution division, with three potential acquisitions being discussed. If completed, these acquisitions would strengthen our ability to distribute product both domestically and internationally. Further details on these potential acquisitions should be available during the 3rd quarter of 2008. We continued our consulting relationship with Chris Davis International in 2007on international sales and we are currently exploring expansion of that relationship during 2008.

Due to our focus and the commitment of resources on the Camelot Studios at ATEP project, we made the decision to slow down the progress of our other divisions and concentrate on successfully completing the development and entitlement process of our Camelot Studios at ATEP facility. With entitlements now processing and with an experienced development team in place, we expect to be able to refocus attention on Camelot Film and Media Group and Camelot Production Services Group in 2008. Notwithstanding the foregoing, our priority in 2008 will be as follows: first, Camelot Studio Group; second, Camelot Film and Media Group; and third, Camelot Production Services Group.

In addition, we are in the process of revamping our web site, www.camelotfilms.com. Our new web site is expected to allow us to provide more detail on our activities with regular updates. Our site plans to also be fully interactive and hopefully will provide those accessing our site with the latest technical innovations and industry wise links. Our site is expected to provide digital downloading capability, previews, film clips, distance learning, IPTV channels, blogs, user email, retail outlets, screenplay and film submissions, uploading capability and consumer interactive sections, including a consumer film review section where the public can submit their own personalized film, television and digital media reviews in addition to reviews of the commercial products featured in the film, television and digital media productions.

Cash Requirements

With current financial arrangements, we should be able to satisfy our operational cash requirements for fiscal year 2008. Our current operational cash requirements do not include any debt retirement, just basic operational expenses. In order to meet our 2008 obligations, we entered into an agreement with Camelot Studio Investors, LLC, whereby we are selling them up to thirty per cent (30%) of our interest in the Camelot Studios at ATEP development for a total purchase price of $3,000,000 on an as needed basis. In the event the full purchase price is received, we will use part of the proceeds to retire and/or pay down the debt known as the “NIR Financing”, which is described herein. We will also use the proceeds to retire other debt, including debt to officers and other accounts payable, and to provide an operating reserve for the Company, which could satisfy a portion of our operational cash requirements for fiscal year 2009 and/or provide a contingency for unforeseen expenditures in connection with Camelot Studios at ATEP and Camelot Studio Group.

In addition to the transaction with Camelot Studio Investors, LLC, we are also exploring other financing options for Camelot Film and Media Group in 2008. Our 2008 funding requirements for Camelot Studio Group and the Camelot Studios at ATEP project are being provided through the agreements between Camelot Development Group, LLC and Camelot Development Tustin, LLC. Additional 2008, working capital, if necessary, would be provided through agreements between Camelot and our officers and directors, and possibly through additional new agreements with Eagle and/or Scorpion Bay as discussed below.

Research and Development

Our research and development activities are expected to be performed under our Camelot Production Services Group division, which includes Camelot Technology Group, which plans to research new technologies for our industry.

Our Camelot Film and Media Group division is in the process of developing several literary properties that could become productions for us beginning in 2009. The development process of feature films is a lengthy process and many of the projects developed never are produced.

Equipment Purchases

We are not expecting to purchase any major pieces of equipment during 2008. The exception to this could be the purchase of equipment and other physical assets by Camelot Films in the event one or more of its film slates is funded during 2008.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Changes in Employees

We are not expecting a significant increase in the number of employees during 2008. If any additions are made, they would probably occur during the fourth quarter of 2008, and would depend upon the status of Camelot Film and Media Group project and slate financing.

Recent Developments

Writers Guild of America Collective Bargaining Agreement

On November 5, 2007, the Writers Guild of America (East and West) (the “Guild”) commenced a strike against film and television studios subsequent to the expiration of the Guild’s collective bargaining agreement on October 31, 2007. The Company’s Camelot Film and Media Group division and certain of their suppliers retain the services of writers who are members of the Guild. In February 2008, the Guild reached an agreement with the film and television studios, thereby ending the strike. The strike caused delays in the development of some feature films and hampered the development of new television projects. Camelot did not experience any short-term or long-term reduction in operating results that were attributable to these delays, and it does not anticipate that the strike will have a significant long-term impact.

SAG and AFTRA Suspend Bargaining Agreement

The Screen Actors Guild (“SAG”) and the American Federation of Television and Radio Artists (“AFTRA”), the two major actors unions that represent actors in film, television, stage and radio, will now negotiate studio contracts separately. AFTRA voted on March 29, 2008 to suspend the guild's 27-year joint bargaining agreement with the Screen Actors Guild, leaving the two unions to negotiate separately on new contracts with the major studios.

This action could undermine SAG's contract negotiations with the studios in its new contract as AFTRA pursues its own agenda on behalf of its members, who work mostly in television. The move ends a longstanding partnership between the two unions, known as Phase One, under which they had jointly bargained film and prime-time TV contracts for nearly three decades. AFTRA plans to negotiate a new prime-time TV contract directly with the studios and independently from SAG.

This move by AFTRA introduces a new element of uncertainty in the television and movie industry by raising the possibility of an actors walkout this summer, just as some shows are returning to the air after a three-month absence and the movie industry is trying to get back on its feet following the writers strike. Hollywood's talent guilds, which represent writers, directors and actors, have pushed to center stage in this year's contract negotiations the issue of how their members are paid in the digital era. Now that directors and writers have reached new three-year contracts with the studios, the industry had hoped the actors could peacefully negotiate a new deal before their contract expires June 30, 2008.

Results of Operations

We have a limited history of operations as a film, television and digital media company. We believe that due to the complex nature and long term cycle of our business operations, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements, the unaudited interim financial statements and the related notes in addition to thoroughly reading our current plan of operations.

Our current cash requirements are provided principally through our agreement with Camelot Studio Investors, LLC, whereby we are selling them up to thirty per cent (30%) of our interest in the Camelot Studios at ATEP development for a total purchase price of $3,000,000. In the event the full purchase price is received, we will use part of the proceeds to retire and/or pay down the debt known as the “NIR Financing”, which is described herein. We will also use the proceeds to retire other debt, including debt to officers and other accounts payable, and to provide an operating reserve for the Company, which could satisfy our operational cash requirements for fiscal year 2009.

Our historical cash requirements were provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”), a company owned by our Chairman. We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. During 2007, Eagle advanced Camelot $235,125.  During 2006, Eagle advanced the Company a total, including interest, of $401,982, which covered most of our operating expenses for 2006. The Eagle agreement was completed as of December 31, 2007.

In addition, during 2007 and 2006 we entered into various financing transactions with Scorpion Bay, LLC, managed by Timothy Wilson, one of our directors, and The Atwell Group, Inc., owned by our Chairman, Robert Atwell. The agreements are discussed in more detail elsewhere in this report.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Results of Operations - continued

Like all motion picture, television and digital media production and distribution companies, our expected future revenues and results of planned operations could be significantly dependent upon many factors, including the ability of Camelot to finance its projects, the progress made by Camelot in implementing its business model, and if Camelot is in a position to do so, the timing of releases and the commercial success of the motion pictures we plan to distribute in the future, none of which can be predicted with any certainty. Accordingly, our planned revenues and results of operations, if any, may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Similarly, the efficiencies we aim to realize through our model may not materialize. Failure of the efficiencies to materialize, along with other risks germane to the picture production, or if we are unable to finance our films, may cause us to produce fewer films than our plan calls for.

Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.  Our current liquidity and capital resources are provided principally through our current agreements with Camelot Studio Investors, LLC, Scorpion Bay, LLC and The Atwell Group, Inc., which are discussed below under Recent Financing. During 2007, we also received funds through the NIR Financing, described as well in Recent Financing.

Recent Financing

Camelot Studio Investors

In January 2008, we agreed to sell up to 30% of our interest in Camelot Development Group, LLC (“CDG”) to Camelot Studio Investors LLC (“CSI”) for up to $3,000,000 on an as needed basis. CDG, which is part of our Camelot Studio Group division, is 50% joint venture partner with Janez Investments Tustin XI (“JIT”) in Camelot Development Tustin, LLC (“CDT”). CDT is working with the South Orange County Community College District (“SOCCCD”) to become the master developer for the Advanced Technology and Education Park (“ATEP”) campus in Tustin, California, which includes Camelot Studios at ATEP.

CSI receives 100,000 shares of our $0.001 par value Series C Convertible Preferred Stock for each one half of one per cent (.05%) of CDG purchased by CSI. The managing member of CSI is Scorpion Bay, LLC (“Scorpion”), which is managed by Timothy Wilson, one of our at-large directors. The proceeds from the sale will be utilized to retire debt, pay operating expenses and provide a contingency reserve for Camelot Studio Group and the Camelot Studios at ATEP project.

NIR Financing

On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 10,000,000 shares of our common stock (the “Warrants”). This transaction is referred to as the “NIR Financing”.

Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in two tranches as set forth below:

1.	At closing on December 27, 2006 (“Closing”), the Investors purchased Notes aggregating $600,000 and Warrants to purchase 10,000,000 shares of CMEG common stock;

2.	Upon effectiveness of the Registration Statement, on June 5, 2007 the Investors purchased Notes aggregating $400,000.

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

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

NIR Financing - continued

We simultaneously issued to the Investors seven year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.15.

In connection with the recent financing and pursuant to a Structuring Agreement, we also issued to Lionheart Associates, LLC d/b/a Fairhills Capital (“Lionheart”) warrants representing the right to purchase up to 582,609 shares of our common stock under the same terms as the Warrants issued to the Investors.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of CMEG’s common stock.

As a result of our SB-2 Registration, a total of 13,228,492 shares of common stock were registered. They were all converted at various prices during 2007. With the changes in Rule 144 that became effective on February 15, 2008, additional shares will now be converted under Rule 144 B (1). As of December 31, 2007, the principal balance of the Notes was $943,732.

In the event of full conversion of the aggregate principal amount of the Notes of $943,732 as of December 31, 2007, we would have to issue a total of 449,396,190 shares of common stock. This amount is calculated as follows:

The aggregate principal amount of the Notes is $943,732. The estimated conversion price of the Notes is $0.0021 based on the following: $0.0035 was the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading days prior to December 31, 2007, less a 540% discount. Thus, at a discounted price-per-share of $0.0021, 449,396,190 shares of the Company's common stock would be issuable upon conversion of $943,732 into common shares of the Company ("Conversion Shares"). However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 11,427,000 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30 day period.

The following table shows the effect on the number of shares issuable upon full conversion, in the event the common stock price declines by 25%, 50% and 75% from its the most recent trading price.

		Price Decreases By
	12/31/2007	25%	50%	75%
Average Common Stock Price (as defined above)	$0.0035	$0.002625	$0.00175	$0.000875
Conversion Price (40% Discount)	$0.0021	$0.001575	$0.00105	$0.000525
100% Conversion Shares	449,396,190	599,194,921	898,792,381	1,797,584,762

There is no limit to the number of shares that we may be required to issue upon conversion of the Notes as it is dependent upon our share price, which varies from day to day. This could cause significant downward pressure on the price of our common stock.

Scorpion Bay Loans

On June 15, 2007, we entered into a loan agreement with Scorpion Bay, LLC (“Scorpion”), whereby Scorpion loaned Camelot $300,000 in three tranches of $100,000 each on June 15, July 15 and August 15 2007. Interest on the loan was in the form of 3,000,000 shares of our $0.001 par value common stock (“Shares”). The loan was due and payable on November 15, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. Robert Atwell is the Chairman, President and CEO of Camelot (“Atwell”). In the event the loan was not paid by the due date, the note could be extended by Scorpion at a cost of 750,000 Shares for each 30 day extension. On or about October 25, 2007, Scorpion agreed to release and/or transfer the security interest provided by Atwell in reference to the $300,000 loan to the Company by Scorpion on June 15, 2007 and the amount due to Scorpion was transferred to real property owned by Atwell. As a result, Camelot will not incur any additional interest charges and/or fees connected with the loan. Scorpion received a total of 13,000,000 Shares (including 5,000,000 shares issued to Dolphin Communities) in connection with the loan and events related thereto.

On November 21, 2006, we entered into a loan agreement with Scorpion, whereby Scorpion loaned Camelot $250,000. Interest was paid in the form of 500,000 Shares. As additional consideration, Scorpion received a total of 1,500,000 Shares. The loan was due and payable on March 22, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. In the event the loan was not paid by the due date, the note could be extended by Scorpion at a cost of 1,500,000 Shares for the first 30 day extension, 2,000,000 Shares for the second 30 day extension, 2,500,000 Shares for the third 30 day extension and so forth. The note was paid in full on June 5, 2007. As a result, Scorpion received a total of 8,000,000 Shares in connection with the loan and events related thereto.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Additional Scorpion Bay Loan

On November 23, 2007, Scorpion entered into a loan agreement with Love Bug Management Corp. (“Love Bug”), an entity owned by Atwell, whereby Scorpion loaned Love Bug $100,000. The proceeds were used for Atwell and Camelot expenses. As a result of this loan, Atwell paid approximately $36,000 in direct Camelot expenses. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. Scorpion received 4,700,000 Shares in connection with the loan and events related thereto.

Scorpion Bay Services in Connection with Camelot Development Tustin, LLC

On September 25, 2007, Camelot issued Scorpion 2,800,000 shares for services in connection with Camelot Development Tustin, LLC and the development of Camelot Studios at ATEP in conjunction with Camelot Studio Group.

On October 25, 2007, Camelot issued Scorpion 4,100,000 shares for services in connection with Camelot Development Tustin, LLC and the development of Camelot Studios at ATEP in conjunction with Camelot Studio Group.

The Atwell Group

Throughout 2007, The Atwell Group, Inc. has paid for expenses on behalf of Camelot as needed. With the occurrence of other financial resources becoming available, the amount of resources committed by The Atwell Group has diminished when compared to prior years. The Atwell Group, Inc. is owned by our Chairman, Robert Atwell.

Private Placements and Registrations

We are also in the process of preparing a private placement memorandum and an SB-2 registration statement for the purpose of funding Camelot Films® initial slate of pictures.   If the anticipated funding is successful, it is our goal to have between ten and 12 motion pictures in various stages of development or production within 12 to 24 months. In the event we are unable to complete the funding, we could have to delay our slate until such time as the necessary funding is acquired.

Like all entertainment companies, our revenues and results of operations could be significantly dependent upon the timing of releases and the commercial success of the various projects we develop, none of which can be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Similarly, the efficiencies we aim to realize through our model may not materialize. Failure of the efficiencies to materialize, along with other risks germane to the picture production, may cause us to produce fewer projects than our plan calls for.

Sources of Revenue

Our expected sources of revenue during 2008 and beyond are expected initially to be derived from our Camelot Film and Media Group and Camelot Studio Group divisions.

Camelot Studio Group

With our first studio facility “Camelot Studios at ATEP” currently in the entitlement phase, major operational revenue from that facility is still three to four years from materializing.  However, we plan to begin early operations near the site as early as the fourth quarter of 2008, securing tenants and starting the process of providing studio services in Orange County, California through our studio operator. The master site, “Advanced Technology and Education Park” (“ATEP”), is already active with the South Orange County Community College District (“SOCCCD”) having commenced its initial educational programs at ATEP in temporary buildings. As of December 31, 2007, there are approximately 400 students taking classes at ATEP. Once we begin to pre-market the site, we could begin to see limited revenues materializing.

Camelot Film and Media Group

In addition to Camelot Studio Group, we expect to begin focusing during 2008 on generating revenues from our Camelot Film and Media Group division, specifically concentrating on two divisions within Camelot Film and Media Group, Camelot Films® and Camelot Features.

We are currently updating our business plan, the core of which is our film, television and digital media business model. Upon completion of the business plan, we expect to finalize a private placement and subsequent SB-2 Registration which could provide the funding necessary to launch our first slate of films under the Camelot Films banner. In addition, we will continue to develop and package projects within our Camelot Features division, including those projects listed earlier in this report. Our urban division, Camelot Urban Entertainment, plans on completing its first feature length documentary later this year with an expected release date of early 2009. Initial pre-sales could generate limited revenues prior to its formal release.

Once our films are funded and begin the production process, our distribution division intends to engage international and domestic channels of distribution using a variety of methods. If successful, these distribution outlets could generate early limited revenues prior to the actual delivery of the films. The type of film, subject matter and scale of the project will determine in most cases the priority in which the following distribution methods are addressed:

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Camelot Film and Media Group - continued

•	Licensing of videocassettes and digital video discs (DVDs)

•	Pay-per-view cable and satellite licensing

•	Pay television and internet licensing

•	Broadcast television, cable and satellite licensing

•	Hotels, airlines and other non-theatrical exhibitions

•	Theatrical exhibition

•	Mobile and other forms of Digital Media

•	Syndicated television licensing

•	internet Protocol TV (IPTV)

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

Our strategy does not involve working through sales agents, although if we are unable to successfully market our films directly to distributors, we may have no alternative but to pursue such channels. Under our strategy of marketing directly to buyers and other distributors, we would still have the ability to pursue and negotiate minimum guarantees and advances. However, in general we believe that this would likely negatively impact the potential return we seek to realize on our original motion picture productions. The result of this strategy may be that the speed with which we convert film projects into cash inflows could also be negatively impacted.

Expected Significant Changes in the Number of Employees

According to the Bureau of Labor Statistics, in 2007, the United States had about 367,900 wage and salary jobs in the motion picture production and distribution industry. The majority of these jobs were in motion picture production and services, including casting, acting, directing, editing, film processing, motion picture and videotape reproduction, and equipment and wardrobe rental. Most motion picture and distribution establishments employ fewer than 10 workers.

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

None of our executive officers or directors currently has a contracted compensation package. Although we plan to enter into contracted compensation packages during 2008, we have not entered into any written employment agreements with our executive officers as of the date of this filing.  However, our executive officers do receive compensation. We also plan to hire a minimum of four additional personnel engaged in marketing and distribution, operations and general and administrative capacities. These planned changes in personnel alone are significant. However, should we be required to engage a higher number of production professionals as employees, instead of our current plans to engage many production personnel as independent contractors, the increase in employees would be even more significant.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

General

Our operations consist primarily of developing Camelot Studios at ATEP through our Camelot Studio Group division and on a limited basis developing literary properties which can be produced, distributed and marketed as original motion pictures, television programming and digital media through our Camelot Film and Media Group. These have inherent long-term sales cycles. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you read the discussion in connection with the audited financial statements, the unaudited interim financial and the related notes included elsewhere in this annual report.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

REVENUE

	Cumulative During Development	Year Ended December 31,
	Stage	2007	2006	% Change

Net Revenues	$58,568	$0	$0	(0%)

We did not generate any revenue for the year ended December 31, 2007. Our focus has been on our studio group’s development of our first studio facility project currently known as “Camelot Studios at ATEP” in Tustin, California and on the development of literary properties for eventual production and distribution through our film and media group division. All of our other divisions, including those that have limited operations and those that are being developed, have not as yet generated any revenue. We do not expect to generate any significant revenue from the studio facility for two to three years. Revenue from film and media group operations should begin to materialize within the next 24 months, depending upon availability of financing and other logistical factors, including script development and staffing.

COST OF SERVICES

	Cumulative During Development	Year Ended December 31,
	Stage	2007	2006	% Change

Cost of Services	$95,700	$0	$0	(0%)

Our cost of services historically was comprised principally of consulting services provided by contract individuals on behalf of our customer’s business model we were structuring at that time. We provided no services that generated revenue for the year ended December 31, 2007, and had no costs of services. To the degree that we generate consulting revenue in future periods, consulting services provided by officers during such periods are to be matched to revenue associated with such services and recorded as costs of services. In future periods, we expect to rely heavily on the ability to use exchanges of our equity to key production and other personnel and contractors as a means of reducing the cash required to complete original motion picture projects. Such reliance could likely result in a lack of predictability and a great deal of volatility with regard to our cost of sales and, therefore, our gross margin percentage.

SALES AND MARKETING EXPENSES

	Cumulative During Development	Year Ended December 31,
	Stage	2007	2006	% Change

Sales & Marketing Expenses	$53,959	$0	$0	(0%)

Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. There were no Sales & Marketing expenses for 2007 or 2006. The total dollar amount of sales and marketing expenses were extremely low in 2002 and there were none in 2003, 2004 or 2005. In future periods, we expect that nearly all of our sales and marketing expenses should be related to the distribution and promotion of original motion pictures, television programming and digital media we intend to produce. Similarly, we anticipate that nearly all such expenses should require settlement in cash.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

RESEARCH AND DEVELOPMENT

	Cumulative During Development	Year Ended December 31,
	Stage	2007	2006	% Change

Research & Development Expenses	$252,550	$0	$0	(0%)

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we held rights to and which we intended to use in the future to meet our internal needs or the needs of ventures we might have invested these technologies with. While the total dollar amount of research and development expenses was zero during 2007 and there were none in 2006, 2005 or 2004.  Prior to 2004, 100% of our research and development expenses required settlement in cash. Since inception, the majority, $252,550 or 82.07% of our research and development expenses, has related to rights to technologies we acquired in exchange for our common stock. In future quarters, we do not anticipate entering into similar agreements to acquire technologies.

GENERAL AND ADMINISTRATIVE

	Cumulative During Development	Year Ended December 31,
	Stage	2007	2006	% Change

General & Administrative Expenses	$12,011,651	$1,864,178	$1,554,907	20%

The Company has incurred $12,011,651 of general and administrative expenses since its inception. General and Administrative expenses were $1,554,907 for the year ended, December 31, 2006, compared to $1,864,178 for the year ended, December 31, 2007.

The general and general administrative expenses for 2007 were comprised of $450,000 of officer’s salaries and $713,032 of professional services and $290,519 of professional fees (accounting, legal and other fees). Additionally, $84,994 in expenses related to travel and industry trade shows, including the Cannes Film Festival, was incurred during the second quarter of 2007. Other costs, $18,549 for marketing, seminars and trades, $18,667 telephone costs, $87,374 rent, $48,647 for insurance (D&O, workers comp and business liability), office staff payroll $91,227, bad debt $17,500 and $43,669 for other administrative costs. These expenses were related to the pursuit of the Company’s plan of developing Camelot Studios at ATEP and the development, production and distribution of film, television and digital media product.

General and administrative expenses during 2006 consisted primarily of officer compensation, professional services and stock options. The decrease in general and administrative expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005, was large and due to preferred stock issued to Robert Atwell resulting in expenses of over $3,300,000 in 2005. The primary expense during the year ended December 31, 2006 was for Officers salaries, Professional fees (legal and accounting), Professional services (film industry consultants) and Eagle Consulting Group. These expenses amounted to $1,133,740 or 73% of all general and administrative expenses for the year the ended, December 31, 2006.

Details of expenses for calendar year ended, December 31, 2005: Professional Fees - legal & accounting $72,798, Professional Services - film industry consultants $213,371 and Eagle Consulting Group $127,713 (paid in stock). Under an agreement Eagle Consulting Group (Robert Atwell) provided funds necessary to pay all operating expenses (except those paid in stock) during the year ended, December 31, 2005. Other general and administrative expenses included advertising and marketing costs of $172,116 (related primarily to Cannes Film Festival and other film industry trade shows) and the related travel costs of $42,636. Costs related to film industry shows, advertising, public relations, marketing and related travel costs were $214,752 or 20% of all general and administrative expenses for the year ended, December 31, 2005. Office rent and supplies, dues & subscriptions, stock transfer and maintenance fees, utilities, and other expenses were $57,765, representing the remaining operating expenses or 6% of all general and administrative expenses for the year ended, December 31, 2005.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

	Cumulative During Development	Year Ended December 31,
	Stage	2007	2006	% Change
Impairment of Assets	$2,402,338	$0	$0	(0%)

Impairment of Investments in Other Companies	$710,868	$0	$0	(0%)

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

INCOME TAXES

              There is no current or deferred tax expense for the period from January 1, 2007 to December 31, 2007 due to net losses from operations by the Company. As of December 31, 2007 we had federal net operating loss carryforwards of over $7,600,000, compared to operating loss carryforwards of over $5,500,000 as of December 31, 2006. The operating loss carryforwards expire beginning in 2013 and may be subject to significant limitations attributable to change in control rules.

NET LOSS

	Cumulative During Development	Year Ended December 31,
	Stage	2007	2006	% Change
Net income (loss)	$(16,276,446)	$(2,103,235)	$(2,348,351)	(10%)
Net income (loss) per share		$(0.02)	$(0.02)
Weighted average shares outstanding		123,164,025	94,012,109

The net loss for 2007 was less than 2006 due to cost of stock issued during the year.  General and Administrative expenses were more in 2007 due to professional service fees charged for money raised for the company during the year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenues, has experienced an accumulated deficit of $16,276,446 and has a stockholders’ deficit. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

We have incurred net losses from operations in each fiscal year since our inception. The changes in components of our net loss are important. Impairment of assets accounted for 0% of our net loss in 2003, 2004, 2005 and 2006, whereas impairment of assets accounted for 40% of our net loss in 2002. We anticipate that impairments should no longer play a major role in our operating results for 2007 as well as in future periods. Although none of our impairment losses have consumed cash flow since inception, our ability to convert the assets, resources and technology we acquired into gains, and ultimately positive cash flow, had largely determined the viability or lack thereof of our business model. Similarly, to the degree that we had to issue more shares to acquire assets and resources that were later impaired and not readily recovered, such events were dilutive to our existing shareholders. Going forward, impairments should hopefully no longer be an issue.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with entities or other persons, also known as “special purpose entities” (SPEs).

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforward. The Company has estimated a $7,600,000 deferred income tax asset related to net operating loss carryforward and other book/tax differences at December 31, 2007. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset, resulting in a net deferred income tax asset of $0.

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

It is Company policy to expense those items which have been unused after the contractual period or after one year, if not used. Other prepaid expenses where services are being used are amortized over the life of the contract. As of December 31, 2005, all deferred compensation had been expensed. As a result, there were no deferred compensation issues in 2007 or in 2006.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles accepted in the United States, which contemplate continuation of Camelot as a going concern. However, Camelot has experienced recurring operating losses and negative cash flows from operations.  This is due in part to Camelot’s focus on developing Camelot Studios at ATEP, which has necessitated considerable monetary and time commitments from Camelot in lieu of Camelot pursuing revenue generating opportunities either through its Camelot Film and Media Group or Camelot Production Services Group divisions. Camelot’s Board of Directors made the decision to have Camelot focus on the studio project due to the long term importance of the studio and the impact successful completion of that project will have on Camelot Studio Group and Camelot overall. As a result, Camelot has had to delay several revenue generating projects which it will implement once the basic entitlement phase has been concluded for Camelot Studios at ATEP.

Camelot’s continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. As part of our ongoing efforts to obtain additional financing, in January 2008 Camelot agreed to sell up to 30% of its interest in Camelot Development Group, LLC (“CDG”) to Camelot Studio Investors (“CSI”) for up to $3,000,000 on an as needed basis. Proceeds from the sale will be used to retire debt, provide operating expenses for Camelot and establish a reserve for contingency expenditures related to the Camelot Studios at ATEP project and Camelot Studio Group.

On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 10,000,000 shares of our common stock (the “Warrants”). This transaction is referred to also as the “NIR Funding”.

We entered into an agreement with Eagle Consulting Group, Inc. (“Eagle”) on March 28, 2003, to provide operational funding for the Company, which expires on March 28, 2008. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle provided funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. On June 5, 2007, the Company completed its funding transaction with NIR and its note holders, whereby the note holders have invested monies into the Company, thereby ending the agreement with Eagle.

In addition, during 2006 and 2007 we also reached agreement with Scorpion Bay, LLC (“Scorpion”), to provide short term loans to Camelot on an as needed basis. To date, all of these loans have been repaid. Further, The Atwell Group has provided advances for certain Camelot expenses when necessary. It appears likely that such funding and financial arrangements with CSI, Scorpion and our officers and directors should continue to be enough to meet all of the Company's cash requirements in 2008. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Practices

Beginning January 1, 2004, we adopted new accounting rules which were effective January 1, 2001, which require, among other changes, that exploitation costs, including advertising and marketing costs, be expensed as incurred. Theatrical print costs are amortized over the periods of theatrical release of the respective territories. Under accounting rules in effect for periods prior to January 1, 2001, such costs were capitalized as a part of film costs and amortized over the life of the film using the individual-film-forecast method. The current practice dramatically increases the likelihood of reporting losses upon a film’s theatrical release, but should provide for increased returns when a film is released in the ancillary markets of home video and television, when we incur a much lower proportion of advertising costs. Additional provisions under the new accounting rules include changes in revenue recognition and accounting for development costs and overhead, and reduced amortization periods for film costs.

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

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Significant Accounting Practices - continued

We plan to regularly review, and revise when necessary, our total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film asset to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and amortization. A typical film recognizes a substantial portion of its ultimate revenues within the first two years of release. By then, a film has been exploited in the domestic and international theatrical markets and the domestic and international home video markets, as well as the domestic and international pay television and pay-per-view markets. A similar portion of the film’s capitalized costs should be expected to be amortized accordingly, assuming the film or television program is profitable.

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

 Impairment of Long-Lived Assets

We adhere to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company reviews the carrying value of its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through undiscounted net cash flows. Impairment is calculated based on fair value of the asset, generally using net discounted cash flows. Any long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Significant Accounting Practices - continued

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

On December 31, 2007, there were 8,650,957 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On December 31, 2007, there were 19,501,090 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Significant Accounting Practices - continued

On October 25, 2007, the Company entered into a Share Issuance Agreement (“SIA”) with Zuckerman, Kocmur and Scorpion (“JJT”). According to the terms and conditions of the SIA, as additional consideration for Janez becoming a joint venture partner with CDG, and in consideration for additional business development and consulting efforts provided by JJT, JJT received 80,000,000 shares of our common stock. 20,000,000 shares were issued to Zuckerman, 20,000,000 shares were issued to Kocmur, these shares were valued at the market price at the date of issue $0.006 and recorded as professional services in the amount of $240,000. The 40,000,000 shares were issued to Scorpion in Preferred Series A and B stock were recorded at the market price at the date of issue and recorded as professional services in the amount of $307,276.   In addition, Zuckerman, Wilson and Joseph Petrucelli were nominated to serve on our Board of Directors. The parties also agreed on a common stock structure which provides JTT and Robert P. Atwell, our Chairman (“Atwell”) with anti-dilution protection. Further, the SIA directs the Company to seek stockholder approval to increase the authorized shares of the common stock to 400,000,000 and increase the Board of Directors from five to seven members.

The Company issued no shares in 2002 due to conversion, exercises or contingent issuances. In 2003, the Company issued 20,000,000 shares due to the conversion of notes payable retiring principal and accrued interest totaling $224,296. We reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for Camelot. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until Camelot could secure additional financing from another source, Eagle agreed to provide funding for Camelot’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. In 2004, Eagle advanced $127,341 and in 2005 Eagle advanced $125,288. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLCOSURES

On January 28, 2008, the Company engaged McKennon, Wilson & Morgan, LLP as its Certifying Accountant for 2007 year end. The Company has no consulting arrangements or other services that are performed by McKennon, Wilson & Morgan, LLP.

On January 28, 2008, the Company dismissed Malone & Bailey, CPA’s as its Certifying Accountant for 2007 year-end audit. The Company had no disagreements or other issues with Malone & Bailey. The audit committee felt it was better to have the auditor located in the same region as the Company. Malone & Bailey is located in Houston, Texas. McKennon, Wilson & Morgan, LLP is located in Irvine, California.  During 2007, quarterly reviews were performed by Malone & Bailey, CPA’s. The Company had no consulting arrangements or other services that are performed by Malone-Bailey, CPA’s or by Epstein, Weber & Conover and/or Moss/Adams, CPA’s.

On January 29, 2007, the company engaged Malone & Bailey, CPA’s as its Certifying Accountant for 2006 year-end audit. The Company had no consulting arrangements or other services that are performed by Malone & Bailey, CPA’s.

On January 28, 2007, the Company was informed in writing that Epstein, Weber & Conover, P.L.C. had been acquired by Moss/Adams, CPA’s and would no longer be able to perform our audits as of January 12, 2007. During 2006, quarterly reviews were performed by Epstein, Weber & Conover. The Company had no consulting arrangements or other services that are performed by Malone-Bailey, CPA’s or by Epstein, Weber & Conover and/or Moss/Adams, CPA’s.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

Management’s Report on Internal Control Over Financial Reporting

Camelot’s management team is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Camelot’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Camelot; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Camelot are being made only in accordance with authorizations of management and directors of Camelot; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to Camelot’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007 based on the framework set forth in various internal control procedure guidelines readily available to Camelot’s management, including the specified criteria defined in the applicable rules under the Exchange Act. Based on its evaluation, management concluded that, as of December 31, 2007, Camelot’s internal control over financial reporting is effective based on the specified criteria.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors and executive officers of the Company as of December 31, 2007, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of stockholders.

Name	Age	Position	Date of Appointment

Robert P. Atwell	54	President, Chief Executive Officer, Chairman	March 19, 2003

George Jackson	47	Secretary, Chief Financial Officer, Director	April 1, 2005

Joe Petrucelli	41	Director	February 19, 2008

Tim Wilson	59	Director	February 19, 2008

Jeff Zuckerman	38	Director	February 19, 2008

Robert P. Atwell, 54, Chairman, President and Chief Executive Officer, has been President of the Company since March 19, 2003. Mr. Atwell founded Camelot Films in 1978. Mr. Atwell is also the President of The Atwell Group, Inc. a position he has held since 1978. The Atwell Group was formed to consolidate operations of various companies controlled by Mr. Atwell. The Atwell Group specializes in taking on and implementing assignments for a variety of agencies and corporations including general business consulting, corporate restructuring, mergers and acquisitions, corporate investigations and securities administration. Mr. Atwell also serves as Chairman and is on the board of Eagle Consulting Group, Inc. and The Corporate Solution, Inc.

George Jackson, 47, was appointed Chief Financial Officer and joined the Board of Directors on April 1, 2005. Mr. Jackson has been a Certified Public Accountant since 1984. He worked with the public accounting firm of KPMG. While at KPMG he worked as a consultant and auditor on many film companies including: Carolco Films, New World Pictures and others. He was the co-founder, CEO & CFO of several fitness centers  from 1985 to 1999. He was responsible for managing companies with over $20 million in revenue, 540 employees in the United States and Asia, raising over $10 million in capital and managing the accounting departments and preparing financial statements for shareholders in the U.S. and Asia. He sold all his fitness center assets to Bally Total Fitness in early 2000, netting a return to shareholders of over 45% on an annual basis. From 2000 to present he has developed more fitness centers in Asia and been a director to several fitness companies. Mr. Jackson graduated from the University of Southern California with a B.S. in Accounting in 1982.

Joe Petrucelli, 41, at-large Director, earned his Juris Doctor at California Western School of Law in San Diego and his LL.M. in taxation at the University of San Diego School of Law. Mr. Petrucelli was admitted to the State Bar of California in June 1997. Since joining the bar, Mr. Petrucelli has provided legal counseling to individuals, start-up companies and emerging companies from a number of countries on a wide variety of tax and business issues including the use of international private annuities as estate planning devices, strategies for the use of ESOPs in corporate financing and as an exit strategy for shareholders, securities law compliance with respect to both international and domestic issuers of securities, shareholders’ rights in closely held corporations, and corporate finance.

Currently, Mr. Petrucelli’s practice concentrates on providing a full range of services in the areas of tax planning, the use of captive insurance companies as risk management tools, tax compliance, integrated estate planning and family wealth preservation and corporate law (including LLCs) and he is often consulted by other professionals in the area of private annuities, charitable tax issues, complex tax matters, and complex business matters. He has also been U.S. tax counsel for Anglo Irish Trust, Ltd. (Isle of Man), which is part of the $8 billion Anglo Irish Bank Group. In addition to being recognized as an expert in a number of areas of taxation, Mr. Petrucelli routinely acts as corporate and family general counsel to a number of corporations, family foundations and wealthy families including acting as general counsel for two publicly traded corporations—Sky440, Inc., and Camelot Entertainment Group, Inc.

In addition to his law practice, Mr. Petrucelli remains active in the community having acted as an adjunct professor of federal income tax and business law at California State University San Marcos, acting as a guest lecturer at Point Loma Nazarene University in San Diego, and as an invited lecturer in the areas of tax and estate planning topics before various bar associations, including the San Diego County Bar Association and the La Jolla Bar Association as well as to the faculty and staff of the California State University System among others.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. - continued

Tim Wilson, 59, at-large Director, began his professional career in 1968 as a journalist.  He was nominated for a Pulitzer Prize in photojournalism in 1975, and named in “Who’s Who in America” in 1976.   His work has been published in Time and Newsweek Magazines among others as well as in every major daily newspaper in the country.

In 1977 Mr. Wilson started a career in the real estate industry and has owned brokerage, mortgage, property management, investment and development companies ever since.  He currently operates 14 different companies that broker, manage, finance and develop real estate.

Mr. Wilson has been involved in the land development industry for more than 30 years and has a clear understanding of the risks inherent in obtaining entitlement approvals as well as the commitments necessary to achieve those objectives.  During the last three decades, Mr. Wilson has been directly involved in more than $3 billion worth of real estate developments either as an owner, a broker or a financier.

Mr. Wilson has also owned several other successful businesses in marine contracting, consulting, high tech and finance.  In addition, he has taught stock, options, futures and currency trading to interested students worldwide, using technical and fundamental analysis.  Mr. Wilson is also a member of the Keiretsu Forum, an angel network of several hundred accredited investors that finance and mentor early stage companies from all different types of industries, including high tech, low tech and real estate. Mr. Wilson’s education was completed at Mesa Junior College, San Diego State University and University of California at San Diego.

Jeff Zuckerman, 38, at-large Director, is Vice President of Janez Development and oversees Janez Group's acquisitions and capital raising activities. Mr. Zuckerman has more than twelve years experience in multifamily, office, industrial and retail property types.

Prior to joining Janez, Mr. Zuckerman was responsible for sourcing and structuring real estate investment transactions at AEW Capital Management LP, an international real estate advisor to pension funds and other institutions. Jeff's transactions focused on multiple property types in geographic markets across the United States.  Earlier in his career he handled acquisition transactions with GMS Realty, a West Coast real estate investment and management company.

During his real estate tenure, Mr. Zuckerman has acquired investment properties totaling more than five million square feet and valued at more than $550 million. Investments were made on behalf of entities such as Morgan Stanley Real Estate Investment Fund II, Lucent Master Pension Trust, United Technologies Inc., and JP Morgan/Chase Long Term Investment Trust. In addition, Mr. Zuckerman has extensive industry experience in capital markets, portfolio/asset management and leasing.

Mr. Zuckerman is a graduate of Syracuse University in New York and has earned a Masters of Business Administration, with a concentration in Finance, from Rutgers University School of Management. He is a member of the National Association of Industrial and Office Parks (NAIOP) and holds a California real estate license.

Subsequent Events:

On February 19, 2008, Joe Petrucelli, Tim Wilson and Jeff Zuckerman were appointed to the Board of Directors to replace Mike Ellis, Jane Olmstead and Rounsvelle Schaum, former directors of the Company.

Audit Committee

We have had an audit committee since inception. Our current audit committee is comprised of George Jackson, Tim Wilson and Joe Petrucelli. Of our three audit committee members, Tim Wilson and Joe Petrucelli are classified as independent directors. George Jackson is our audit committee financial expert that meets the definition of an "audit committee financial expert," as that term is defined by SEC regulations, and further, two of our three audit committee members are independent, as defined by applicable regulations.

Significant Employees

We rely on our Board of Directors, Executive Officers, and all of our employees to further the development of our business.

Family Relationships

There are no family relationships.

Involvement in Certain Legal Procedures

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. - continued

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

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers or directors currently has a contracted compensation package. Although we plan to enter into contracted compensation packages during the second quarter of 2008, we have not entered into any written employment agreements with our executive officers as of the date of this filing.  Our President and CEO earned $250,000 as a base salary in 2007. Our CFO earned $100,000 as a base salary in 2007.  As of December 31, 2007 the CEO and CFO had not received these amounts and they are recorded as related party accounts payable on the balance sheet. Our COO, who is no longer with the Company, earned a prorated base salary of $140,000 in 2007 prior to leaving Camelot on August 31, 2007. In addition to the base salary, additional consideration is due and will be determined by the Board of Directors in 2008. The additional consideration will be added to the compensation packages for 2008, which are expected to increase.

The following table summarizes all compensation paid to our President and Chief Financial Officer for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Robert P. Atwell, (1) President, Chief	2007	$250,000	0	0	0	0	0	0	$250,000
Executive Officer	2006	$250,000	0	0	0	0	0	0	$250,000

George Jackson, (2) Secretary, Chief	2007	$100,000	0	0	0	0	0	0	$100,000
Financial Officer	2006	$100,000	0	0	0	0	0	0	$100,000

Michael Ellis, (3) Chief Operating	2007	$70,000	0	70,000	0	0	0	0	$140,000
Officer	2006	$200,000	0	0	0	0	0	0	$200,000

Stock Option Plan

Our Board of Directors adopted the 2007 Stock Plan on October 1, 2007 (“Plan”). Under the Plan, stock options may be granted to eligible participants in the form of Incentive Stock Options (ISOs) under the Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not qualify as ISOs (non-Qualify Stock Options or "NQSOs"). In addition, the Plan permits several types of grants, including outright grants of common stock (“Awards”), direct purchase rights (“Purchase Rights”) and other stock rights as determined by the board. The aggregate number of shares which may be issued under the Plan is Twenty Million (20,000,000), subject to certain allowed adjustments.

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

ITEM 10. EXECUTIVE COMPENSATION - continued

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

Compensation of Directors

It is our current policy not to pay cash compensation to directors for solely being a director. We are considering a stock package for members of our Board of Directors and Advisory Board members.

During 2007 and 2006, independent directors were not compensated; however, officers that were also directors were compensated as described in the Summary Compensation Table. In addition, Tim Wilson, one of our Directors, provided consulting services to us and received stock for those services and will continue to receive stock for his services. Mr. Wilson, as managing member of Scorpion Bay, LLC, and as a member of Janez Investments Tustin, also received common and preferred stock in connection with activities of Camelot Studio Group and Camelot Studios at ATEP.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth as of December 31, 2007, certain information, based on information obtained from the persons named below, with respect to the beneficial ownership of the common stock by each person known by us to own beneficially 5% or more of the common stock.

As of December 31, 2007, there were 224,506,332 outstanding shares held by 112 shareholders of record. For the purposes of this Item 11, any stockholders beneficially owning 5% or more of the Company's common stock are listed below.

Name of Beneficial Owner	Shares Beneficially Owned	Percent

The Atwell Group, Inc. (1) 130 Vantis, Suite 140 Aliso Viejo, CA 92656	57,586,071	26%
Scorpion Bay, LLC (2) 130 Vantis, Suite 140 Aliso Viejo, CA 92656	48,062,973	21%
Jeff Zuckerman (3) 130 Vantis, Suite 140 Aliso Viejo, CA 92656	20,586,000	9%
John Kocmur (4) 12526 High Bluff Drive. Suite 190 San Diego, CA 92130	20,000,000	9%

TOTAL 5% Stockholders as a Group	146,235,044	65%

(1) Includes all shares owned and or under the control of Beneficial Owner. Robert P. Atwell is the owner of The Atwell Group, Inc.
(2) Includes all shares owned and or under the control of Beneficial Owner. Timothy Wilson is the owner of Scorpion Bay, LLC.
(3) Includes all shares owned and or under the control of Beneficial Owner.
(4) Includes all shares owned and or under the control of Beneficial Owner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS - continued

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

Securities Ownership of Management

Common Stock

The following table sets forth as of December 31, 2007, certain information, based on information obtained from the persons named below, with respect to the securities ownership of the common stock by Management. Management owns 59%, or 132,544,999 shares, of the Company’s common stock.

Name of Beneficial Owner	Shares Beneficially Owned	Percent (6)

Robert P. Atwell (1) Chairman, President, CEO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	57,586,071	26%
Timothy Wilson (2) Director 130 Vantis, Suite 140 Aliso Viejo, CA 92656	48,062,973	21%
Jeff Zuckerman (3) Director 130 Vantis, Suite 140 Aliso Viejo, CA 92656	20,586,000	9%
George Jackson (4) Secretary, CFO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	3,559,955	2%
Joseph Petrucelli (5) 130 Vantis, Suite 140 Aliso Viejo, CA 92656 Director	2,750,000	1%

Totals:	132,544,999	59%

Note (1): Includes direct and indirect affiliate ownership.
Note (2): Includes direct and indirect affiliate ownership.
Note (3): Includes direct and indirect affiliate ownership.
Note (4): Includes direct and indirect affiliate ownership.
Note (5): Includes direct and indirect affiliate ownership.
Note (6): Based on 229,506,332 shares outstanding as of 12/31/07.

The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

No officer, director or security holder listed above owns any common stock warrants, options or rights not listed herein.

All shares are held beneficially and of record and each record shareholder has sole voting and investment power. The address at which each Executive Officer and Director can be reached is the Company's headquarters.

Preferred Stock

The following table sets forth as of December 31, 2007, certain information, based on information obtained from the persons named below, with respect to the securities ownership of preferred stock by Management. Management owns 100%, or 28,152,047 shares, of the Company’s preferred stock.

As of December 31, 2007, we had two classes of preferred stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS - continued

Preferred Stock - continued

On December 31, 2007, there were 8,650,957 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On December 31, 2007, there were 19,501,090 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to 4 shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

Name of Beneficial Owner	Series A Preferred Shares Beneficially Owned	Percent

Robert P. Atwell (1) Chairman, President, CEO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	9,501,090	49%
Timothy Wilson (2) Director 130 Vantis, Suite 140 Aliso Viejo, CA 92656	10,000,000	51%

Totals:	19,501,090	100%

Note (1): Includes shares held directly and indirectly. Converts to 38,004,360 common shares. Equals 475,054,500 votes.
Note (2): Includes shares held directly and indirectly. Converts to 40,000,000 common shares. Equals 500,000,000 votes.

Name of Beneficial Owner	Series B Preferred Shares Beneficially Owned	Percent

Robert P. Atwell (1) Chairman, President, CEO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	6,080,957	70%
Timothy Wilson (2) Director 130 Vantis, Suite 140 Aliso Viejo, CA 92656	2,570,000	30%

Totals:	8,650,957	100%

Note (1): Includes shares held directly and indirectly. Converts to 60,809,570 common shares. Equals 6,080,957,000 votes.
Note (2): Includes shares held directly and indirectly. Converts to 45,000,000 common shares. Equals 2,570,000,000 votes.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS - continued

Preferred Stock - continued

Voting Rights of Management and Beneficial Owners of 5% or More of the Common Stock

The following table shows the total voting rights of management and beneficial owners of 5% or more of common stock on items that are presented to stockholders at annual and special meetings of the stockholders which require stockholder approval.

Name of Beneficial Owner (1)	Total Votes	Percent

Robert P. Atwell Chairman, President, CEO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	6,613,597,571	67.105%
Timothy Wilson Director 130 Vantis, Suite 140 Aliso Viejo, CA 92656	3,118,062,973	31.637%
Jeff Zuckerman Director 130 Vantis, Suite 140 Aliso Viejo, CA 92656	20,586,000	00.208%
John Kocmur 12526 High Bluff Drive. Suite 190 San Diego, CA 92130	20,000,000	00.202%
George Jackson Secretary, CFO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	3,559,955	00.036%
Joseph Petrucelli 130 Vantis, Suite 140 Aliso Viejo, CA 92656 Director	2,750,000	00.027%
All Other Common Stockholders (2)	76,961,333	00.785%

Totals:	9,855,517,832	100%

Note (1): Includes direct and indirect affiliate ownership.
Note (2): As of 12/31/07, there were 224,506,332 common shares outstanding. Management and 5% Beneficial Owners owned 152,544,999 common shares.

Involvement in Certain Legal Proceedings

None of our management is involved in any type of legal proceedings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions are for year ended December 31, 2007. All transactions are incorporated by reference and can be found through our previous filings:

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, January 1, 2007, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $100,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Camelot Studio Group

Camelot Studio Group (“CSG”), one of our major divisions, is in the process of developing its first major studio facility, currently known as Camelot Studios at ATEP, as part of the Advanced Technology and Education Park (“ATEP”) in Tustin, California. As part of that process, CSG formed Camelot Development Group, LLC (“CDG”) which is a 50% joint venture partner with Janez Investments XI Tustin, LLC (“JIT”) in Camelot Development Tustin, LLC (“CDT”). CDT is negotiating with the South Orange County Community College District (“SOCCCD”) to be the master developer for the ATEP project, including Camelot Studios at ATEP. To date, the Company has invested approximately $2,600,000 in the Camelot Studios at ATEP project since the Company began the process of locating CSG’s first studio facility at the Tustin site in September 2005.

During the first quarter of 2008, CDG agreed to enter into an agreement with Camelot Studio Investors, LLC (“CSI”), whereby CSI would purchase 30% of CDG for $3,000,000. As part of that transaction, Pacific Surf Partners, LP (“PSP”) would receive 20% of CDG.

Timothy Wilson (“Wilson”), one of our directors and a major stockholder of the Company, is the managing member of Scorpion Bay, LLC (“Scorpion”), which owns 50% of JIT. Wilson is also the managing member of CSI and PSP.

Jeff Zuckerman (“Zuckerman”), also one of our directors and a significant stockholder of the Company, is Senior Vice-President of Janez Group (“Janez”), which is a 50% owner of JIT.

John Kocmur (“Kocmur”), a 5% or more beneficial owner of our common stock, is President of Janez.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

Share Issuance Agreement

On October 25, 2007, the Company entered into a Share Issuance Agreement (“SIA”) with Zuckerman, Kocmur and Scorpion (“JJT”). According to the terms and conditions of the SIA, as additional consideration for Janez becoming a joint venture partner with CDG, and in consideration for additional business development and consulting efforts provided by JJT, JJT received 80,000,000 shares of our common stock. 20,000,000 shares were issued to Zuckerman, 20,000,000 shares were issued to Kocmur and 40,000,000 shares were issued to Scorpion. In addition, Zuckerman, Wilson and Joseph Petrucelli were nominated to serve on our Board of Directors. The parties also agreed on a common stock structure which provides JTT and Robert P. Atwell, our Chairman (“Atwell”) with anti-dilution protection. Further, the SIA directs the Company to seek stockholder approval to increase the authorized shares of the common stock to 400,000,000 and increase the Board of Directors from five to seven members.

Eagle Consulting Group

We entered into an agreement with Eagle Consulting Group, Inc. (“Eagle”) on March 28, 2003, to provide operational funding for the Company, which expires on March 28, 2008. Atwell is the Chairman of Eagle. Eagle is now part of The Atwell Group, owned by Atwell. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. In addition, Eagle received an option to receive 2,000,000 cashless options to purchase common shares at $0.03 per share. For each one dollar ($1) increase in the price of the Company’s stock, Eagle shall be entitled to receive an additional two million options throughout the term of the agreement. In addition, the Company shall have the first right of refusal to purchase the options from Eagle for the current market value once Eagle notifies the Company that it intends to exercise the options. In the event the Company elects not to exercise this first right of refusal, and subject to applicable laws, Eagle shall be entitled to exercise the sale of shares or options immediately thereafter. As of December 31, 2007, Eagle has not exercised its right to receive the options and therefore no options have been granted.

On June 5, 2007, the Company completed its funding transaction with NIR and its note holders, whereby the note holders have invested monies into the Company, thereby ending the agreement with Eagle. The total stock to be issued in connection with the NIR funding has yet to be determined as the note holders have not yet completed their conversions. Upon completion of the NIR conversions, the total amount of additional stock due Eagle under the terms of the agreement shall be determined and issued to Eagle with an effective date of June 5, 2007, the date the funding agreement with NIR was completed.

For 2007, Eagle has advanced to the Company a total, including interest, of $170,747, which covered part of our operating expenses for 2007, including general and administrative costs, costs for screenplays and prepaid exhibitor’s space. We have not issued Eagle any shares of common stock for repayment of expenses advanced on behalf of the Company.

For 2006, Eagle advanced to the Company a total, including interest, of $429,182, which covered all of our operating expenses for 2006, including general and administrative costs, costs for screenplays and prepaid exhibitor’s space. We issued Eagle 2,427,101 shares of common stock for repayment of expenses advanced on behalf of the Company. The stock issued was valued at the weighted average price per share. Eagle received an additional 1,270,722 shares of common stock for continuing to finance our operations under the agreement described above.

The Atwell Group

We utilize office space provided by The Atwell Group, Inc., a privately-held company owned by Mr. Atwell, our President, Chief Executive Officer and Chairman. The space is leased on an annual basis for $72,000 per year. The current lease expires on December 31, 2009. In addition, The Atwell Group, The Corporate Solution and Love Bug Management Corp., all of which are owned by Mr. Atwell, paid expenses on behalf of Camelot during 2007. Further, Mr. Atwell and his wife, Tamara Atwell, were guarantors on various financial transactions involving Camelot during 2007.

Scorpion Bay

Scorpion Bay LLC, Pacific Surf Partners, Camelot Studio Investors LLC (“Scorpion”), which are managed or co-managed by Timothy Wilson, one of our directors, were involved in various business and financial transactions involving Camelot during 2007. These transactions have been discussed throughout this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K LIST OF EXHIBITS ATTACHED OR INCORPORATED BY REFERENCE PURSUANT TO ITEM 601 OF REGULATION S-B.

Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Title of Document	Location
3.1.1	Certificate of Incorporation	Incorporated by reference as Exhibit 2.1 to Form 10-KSB filed April 17, 2001

3.1.2	Amended Certificate of Incorporation	Incorporated by reference to Form 8-K filed June 29, 2004

3.2	By-laws	Incorporated by reference as Exhibit 2.1 to Form 10-KSB filed April 17, 2001

4.1	Entry Into a Material Definitive Agreement with New Millennium Capital Partners II LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference to Form 8-K filed on January 4, 2007

4.2	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on January 4, 2007

4.3	Registration Rights Agreement dated December 27, 2006 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on January 4, 2007

4.4	Security Agreement dated December 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on January 4, 2007

4.5
Intellectual Property Security Agreement dated December 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
Incorporated by reference as Exhibit 4.6 to Form 8-K filed on January 4, 2007

4.6	Structuring Agreement with Lionheart	Incorporated by reference as Exhibit 4.7 to Form 8-K filed on January 4, 2007

4.7	Change in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K filed on January 31, 2007

4.8	Change in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K/A-1 filed on January 31, 2007

4.9	Entry Into a Material Definitive Agreement with New Millennium Capital Partners II LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference to Amendment No. 1 to Form 8-K filed on January 31, 2007

4.10	Securities Purchase Agreement dated December 27, 2006, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on February 1, 2007

4.11	Form of Callable Convertible Secured Note by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on February 1, 2007

4.12	Entry Into a Material Definitive Agreement	Incorporated by reference to Amendment No. 2 to Form 8-K filed on February 2, 2007

4.13	Stock Purchase Warrant issued to Lionheart Associates LLC d/b/a Fairhills Capital	Incorporated by reference as Exhibit 4.8 to Form 8-K filed on February 2, 2007

4.14	SB-2 Registration	Incorporated by reference to SB-2 Registration Statement Form SB-2 filed on February 2, 2007

4.15	SB-2 Registration	Incorporated by reference to SB-2 Registration Statement Form SB-2/A filed on May 11, 2007

4.16	SB-2 Registration	Incorporated by reference to SB-2 Registration Statement Form SB-2/2A filed on May 31, 2007

4.17	Departure of Directors	Incorporated by reference to Form 8-K filed on July 31, 2007

4.18	Departure of Directors	Incorporated by reference to Form 8-K filed on August 31, 2007

4.19	S-8 Registration	Incorporated by reference to Form S-8 filed on October 19, 2007

4.20	2007 Stock Option Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed on October 19, 2007

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K LIST OF EXHIBITS ATTACHED OR INCORPORATED BY REFERENCE PURSUANT TO ITEM 601 OF REGULATION S-B. - continued

4.20	2007 Stock Option Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed on October 19, 2007

4.21	Changes in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K filed on February 1, 2008

4.22	Changes in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K/A filed on February 7, 2008

4.23	Appointment of Directors	Incorporated by reference to form 8-K filed on February 19, 2008

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our current auditors for December 31, 2007 are McKennon, Wilson & Morgan, LLP.  During the first three quarters of 2007, Malone & Bailey PLC were our auditors. Our auditors for December 31, 2006 were Malone & Bailey, CPA’s. During the first three quarters of 2006, Epstein, Weber & Conover, PLC were our auditors. That firm was acquired by Moss/Adams, CPA’s at the end of 2006.

Epstein, Weber & Conover, PLC had been the Company’s independent auditor since March of 2004. James C. Marshall C.P.A., P.C., was the Company's independent auditor for the three quarters ended September 30, 2003.

The Principal Accountants performed the services listed below and were paid the fees listed below:

Audit Fees

To date, McKennon, Wilson & Morgan, LLP charged $25,000 for the year ended December 31, 2007 audit.

Malone-Bailey charged $1,500 for reviw of the 10KSB and the year ended December 31, 2007 audit.

Malone-Bailey charged $1,000 for documents related to the year ended December 31, 2007 audit.

Malone-Bailey charged $24,037 for review of the quarterly statements during fiscal year 2007.

Malone-Bailey charged $5,175 for review of the SB-2 and SB-2A during fiscal year 2007.

Malone-Bailey charged $1,500 for review of the S-8 during fiscal year 2007.

Malone-Bailey charged $22,000 for the year ended December 31, 2006 audit.

EWC charged $ 6,920 for review of the quarterly statements during fiscal year 2006.

EWC charged approximately $14,500 for the year ended December 31, 2005 for professional services rendered in connection with the Company’s annual financial statements and review of the financial statements included in the Company’s 2005 Quarterly Reports on Form 10-QSB.

(Remainder of Page Left Intentionally Blank)

CAMELOT ENTERTAINMENT GROUP, INC.

Financial Statements as of
December 31, 2007
And Independent Auditors’ Report

CAMELOT ENTERTAINMENT GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Camelot Entertainment Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Camelot Entertainment Group, Inc. as of December 31, 2007 and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended. The financial statements for the period April 21, 1999 (inception) through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Entertainment Group, Inc. as of December 31, 2007 and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McKennon Wilson & Morgan LLP

Irvine, California
April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Camelot Entertainment Group, Inc.
(A Development Stage Company)
Irvine, CA

We have audited the accompanying balance sheet of Camelot Entertainment Group, Inc. as of December 31, 2006 and the related statements of operations, shareholders' deficit, and cash flows for the period from April 21, 1999 (Inception) through December 31, 2006. The financial statements for the period April 21, 1999 (inception) through December 31, 2005, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period April 21, 1999 (inception) through December 31, 2005, include total revenues and net loss of $58,568 and $11,824,859, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period April 21, 1999 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2005, is based solely on the report of other auditors.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit..

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

The accompanying financial statements have been prepared assuming that Camelot Entertainment Group, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Camelot Entertainment Group, Inc. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone& Bailey, P.C.
www.malone−bailey.com
Houston, TX
April 16, 2007

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$122	$435,533
Prepaid expenses	6,424	6,424
Total current assets	6,546	441,957

School district deposit	50,000	-
Deferred financing costs	54,984	74,744
Loan receivable	-	17,500
Scripts costs	79,700	75,800
Deposit	-	10,000
Total other assets	184,684	178,044

Total assets	$191,230	$620,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$176,999	$140,625
Accrued expenses to related parties	350,000	-
Note payable to related party (Notes 4 and 6)	300,000	250,000
Stockholder advances	134,757	186,000

Total current liabilities	961,756	576,625

Long-term liabilities (Notes 4 and 8)
Derivative liabilities - Series A and B convertible preferred stock conversion feature	726,223	-
Secured convertible notes payable, net of discount $647,762 and $598,497	295,970	1,521
Derivative liability - conversion feature	542,661	538,890
Derivative liabilities - warrants	50,759	698,390

Total long-term liabilities	1,615,613	1,238,801

Total liabilities	2,577,369	1,815,426

Series A and B convertible preferred stock (Note 8)	28,152	-

Stockholders' deficit:
Common stock; par value $.001 per share; authorized
300,000,000 shares; 255,339,665 and 106,655,743 shares
issued and 224,506,332 and 106,655,743 shares outstanding, respectively	224,506	106,656
Series A convertible preferred stock; par value $.001 per share
authorized 25,000,000 shares, 19,501,090 and 5,100,000 issued and outstanding, respectively	-	5,100
Series B convertible preferred stock; par value $.001 per share
authorized 10,000,000 shares, 8,650,957 and 5,100,000 issued and outstanding, respectively	-	5,100
Subscription receivable	-	(258,072)
Additional paid-in capital	13,637,649	13,119,002
Deficit accumulated during the development stage	(16,276,446)	(14,173,211)

Total stockholders' deficit	(2,414,291)	(1,195,425)

Total liabilities and stockholders' deficit	$191,230	$620,001

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			April 21, 1999
	For the Year Ended,	For the Year Ended,	through
	December 31,	December 31,	December 31,
	2007	2006	2007

Revenue	$-	$-	$58,568

Operating expenses:
Costs of services	-	-	95,700
Sales and marketing	-	-	53,959
Research and development	-	-	252,550
General and administrative	1,864,178	1,554,907	12,011,651
Impairment of assets	-	-	2,402,338
Impairment of investments in other companies	-	-	710,868

Total expenses	1,864,178	1,554,907	15,527,066

Operating loss	(1,864,178)	(1,554,907)	(15,468,498)

Other income (expense):
Interest expense	(717,537)	(822,925)	(1,549,756)
Gain on derivative liabilities	478,480	29,480	486,308
Gain on extinguishment of debt	-	-	255,500

Total other income (expense)	(239,057)	(793,445)	(807,948)

Net loss	$(2,103,235)	$(2,348,352)	$(16,276,446)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of
shares outstanding	123,164,025	94,012,109

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit

						Deficit
						Accumulated
					Additional	During the		Total
	Common Stock		Preferred Stock		Paid-In	Development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Deficit

Balance at January 1, 2004	33,856,433	$33,857	-	$-	$5,464,539	$(6,059,442)	$-	$(561,046)

Shares issued for services	100,000	100	-	-	2,900	-	-	3,000
Shares issued for financing	6,791,287	6,791	-	-	196,948	-	-	203,739
Subscriptions receivable for financing agreement	-	-	-	-		-	(116,069)	(116,069)
Share issued for services	24,009,000	24,009	-	-	1,085,500	-		1,109,509
Share issued for financing	7,604,562	7,605	-	-	221,460	-	(316,003)	(86,938)
Advances offset sub accounts receivable			-	-	-	-	174,000	174,000
Shares issued for debt	1,000,000	1,000	-	-	39,000	-	-	40,000
Shares issued for amount due	1,589,927	1,590	-	-	47,000	-	-	48,590
Value of option exercised	-	-	-	-	351,000	-	-	351,000
Net loss	-	-	-	-	-	(1,265,278)	-	(1,265,278)

Balance at December 31, 2004	74,951,209	74,952	-	-	7,408,347	(7,324,720)	(258,072)	(99,493)

Shares issued for consulting services	4,000,000	4,000	-	-	216,000	-	-	220,000
Shares issued for officers' salaries	2,276,033	2,276	-	-	187,568	-	-	189,844
Shares issued to Eagle for expenses paid	1,848,723	1,848	-	-	79,078	-	-	80,926
Shares issued for consulting services	233,547	233	-	-	9,767	-	-	10,000
Shares issued for officers' salaries	3,538,263	3,538	-	-	171,462	-	-	175,000
Shares issued to Eagle for expenses paid	1,452,662	1,453	-	-	118,219	-	-	119,672
Shares issued to Eagle, 20% of shares issued	1,762,271	1,762	-	-	120,991	-	-	122,753
Shares issued for shareholder loans	3,586,881	3,587	-	-	256,354	-	-	259,941
Class A Preferred Stock issued	-	-	5,100,000	5,100	555,900	-	-	561,000
Class B Preferred Stock issued	-	-	5,100,000	5,100	2,799,900	-	-	2,805,000
Net loss	-	-	-	-	-	(4,500,139)	-	(4,500,139)

Balance at December 31, 2005	93,649,589	93,649	10,200,000	10,200	11,923,586	(11,824,859)	(258,072)	(55,496)

Shares issued for officers' salaries	5,191,538	5,192	-	-	464,808	-	-	470,000
Shares issued for consulting services	2,009,787	2,010	-	-	179,078	-	-	181,088
Shares issued to Eagle for expenses paid	1,201,329	1,201	-	-	113,120	-	-	114,321
Shares issued to Eagle for expenses paid	1,270,772	1,271	-	-	116,911	-	-	118,182
Shares issued to Eagle, 20% of shares issued	1,832,728	1,833	-	-	168,611	-	-	170,444
Shares issued to Scorpion Bay LLC	1,500,000	1,500	-	-	133,650	-	-	135,150
Imputed interest on shareholder loan	-	-	-	-	19,238		-	19,238
Net loss	-	-	-	-	-	(2,348,352)	-	(2,348,352)

Statements of Stockholders' Deficit - continued

Balance at Dec 31, 2006	106,655,743	106,656	10,200,000	10,200	13,119,002	(14,173,211)	(258,072)	(1,195,425)

Shares issued to Nucore	5,000,000	5,000	-	-	495,000	-	(500,000)	-
Shares issued for interest on note payable - Scorpion	7,000,000	7,000	-	-	332,000	-	-	339,000
Shares issued for expenses paid - Atwell	401,957	402	-	-	15,676	-	-	16,078
Shares issued for services	1,250,000	1,250	-	-	48,750	-	-	50,000
Shares issued for conversion of notes payable - NIR	1,250,750	1,251	-	-	28,173	-	-	29,424
Derivatives liability relieved by conversions of note payable	-	-	-	-	48,399	-	-	48,399
Imputed interest on shareholders loans	-	-	-	-	2,246	-	-	2,246
Shares issued for services - Bastien & Associates	208,409	208	-	-	1,875	-	-	2,083
Shares issued for services - Bastien & Associates	2,728,858	2,729	-	-	19,647	-	-	22,376
Shares issued for conversion of notes payable - NIR	9,000,000	9,000	-	-	3,755	-	-	12,755
Shares issued for interest on notes payable - Scorpion Bay LLC	1,000,000	1,000	-	-	2,100	-	-	3,100
Shares issued for interest on notes payable - Scorpion Bay LLC	1,000,000	1,000	-	-	4,500	-	-	5,500
Shares issued to Scorpion Bay LLC	2,800,000	2,800	-	-	7,000	-	-	9,800
Shares issued for services - Patrick Winn	1,000,000	1,000	-	-	2,800	-	-	3,800
Shares issued for services - Susan Sanchez	1,000,000	1,000	-	-	2,800	-	-	3,800
Cancelled subscription receivable	-	-	-	-	(258,072)	-	258,072	-
Shares issued to Scorpion Bay, LLC	9,100,000	9,100	-	-	22,037	-	-	31,137
Shares issued for Services - Patrick Winn	2,768,000	2,768	-	-	6,366	-	-	9,134
Shares issued for Services - Susan Sanchez	3,446,000	3,446	-	-	7,926	-	-	11,372
Preferred Stock - Series A	-	-	14,401,090	14,401	175,693	-	-	190,094
Shares issued to Dolpin Communities - Interest	5,000,000	5,000	-	-	3,772	-	-	8,772
Preferred Stock - Series B	-	-	3,550,957	3,551	113,631	-	-	117,182
Shares issued for conversion of notes payable - NIR	3,020,000	3,020	-	-	2,515	-	-	5,535
Shares issued for legal services - Chris Flannery	2,500,000	2,500	-	-	7,500	-	-	10,000
Shares issued to John Kozmur - investment	20,000,000	20,000	-	-	40,000	-	-	60,000
Shares issued to Jeff Zuckerman - investment	20,000,000	20,000	-	-	40,000	-	-	60,000
Shares issued to Joseph Petrucelli - legal services	2,500,000	2,500	-	-	7,500	-	-	10,000
Shares issued to Chris Davis - services	238,413	238	-	-	954	-	-	1,192
Shares issued to Michael Ellis - services	4,792,369	4,792	-	-	65,208	-	-	70,000
Shares issued to Lewis Consulting - services	1,000,000	1,000	-	-	4,000	-	-	5,000
Shares issued to Craig Prater - services	145,833	146	-	-	583	-	-	729
Shares issued to Scorpion Bay, LLC	14,700,000	14,700	-	-	38,228	-	-	52,928
Cancelled subscription receivable to Nucore	(5,000,000)	(5,000)	-	-	(495,000)	-	500,000	-
Derivative liability - Preferred Stock Series A & B	-	-	-	(28,152)	(278,915)	-	-	(307,067)
Net loss	-	-	-	-	-	(2,103,235)	-	(2,103,235)

Balance at December 31, 2007	224,506,332	$224,506	28,152,047	$-	$13,637,649	$(16,276,446)	$-	$(2,414,291)

The accompanying notes are an integral part of these financial statements.

CAMELOT ENTERTAINMENT GROUP, INC.
(A Development Stage Company)
Statement's of Cash Flows

			From
			Inception on
			April 21, 1999
	For Year Ended		through
	December 31,	December 31,	December 31,
	2007	2006	2007

OPERATING ACTIVITIES
Net loss for the period	$(2,103,235)	$(2,348,352)	$(16,276,446)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred financing costs and discounts on notes payable	294,447	1,777	296,224
Imputed interest on related party advances	2,246	19,238	21,484
Loss or (Gain) on derivative liabilities	(478,480)	637,281	158,801
Common Stock issued for interest expenses	430,309	135,150	565,459
Common stock issued per dilution agreement	-	170,444	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation	-	-	3,997
Amortization of deferred compensation	-	-	1,538,927
Stock issued for services	657,494	651,088	3,191,429
Common stock issued for expense reimbursement	-	-	22,000
Common stock issued for technology	-	-	19,167
Impairment of investments in other companies	-	-	710,868
Impairment of assets	-	-	2,628,360
Prepaid services expensed	-	-	530,000
Expenses paid through notes payable proceeds	-	-	66,489
Loss on disposal of property and equipment	-	-	5,854
Preferred stock issued to shareholder	-	-	3,366,000
Impairment of note receivable	17,500	-	17,500
Change in assets and liabilities:
(increase) decrease in prepaids and other current assets	-	(15,108)	(24,358)
Increase (decrease) in accounts payable and accrued liabilities	36,374	173,287	384,140
Increase (decrease) in due to officers	350,000	-	350,000
Cash used in operating activities	(793,345)	(575,195)	(1,960,097)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(6,689)
Purchase of scripts and deposits	(43,900)	(67,000)	(129,700)
Cash used in investing activities	(43,900)	(67,000)	(136,389)

Cash flows from financing activities:
Contributed capital	-	-	25,500
Proceeds from related party note payable	300,000	429,182	1,316,613
Payments on related party debt	-	(125,000)	(125,000)
Payment on notes payable	(250,000)	(4,477)	(254,477)
Proceeds from note payable	400,000	850,000	1,255,998
Deferred financing costs	(13,000)	(75,000)	(88,000)
Advances from stockholder	235,125	-	235,125
Payments on stockholder advances	(270,291)	-	(270,291)
Cash provided by financing activities	401,834	1,074,705	2,095,468

Increase (decrease) in cash	(435,411)	432,510	(1,018)

Cash at beginning of period	435,533	3,023	1,140

Cash at the end of the period	$122	$435,533	$122

Supplemental cash flow information:
Non-cash investing and financing transactions:

Stock issued for related party liabilities	16,078	232,503	248,581
Creation of additional debt discount	320,315	600,000	920,315
Stock issued for debt conversion	56,448	-	56,448
Derivative liability relieved by conversion of debt	48,399	-	48,399

The accompanying notes are an integral part of these financial statements.

CAMELOT ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business:

Camelot Entertainment Group, Inc. (the “Company” or “Camelot”), a Delaware corporation, is a development stage film, television, digital media and entertainment company. The Company classifies its businesses into the following three major divisions:

•	Camelot Film and Media Group, consisting principally of feature film, television, home video, and digital media production and distribution;

•	Camelot Studio Group, consisting principally of site acquisition, design, development and operation of Camelot Studio locations domestically and internationally;

•	Camelot Production Services Group, consisting principally of consulting, education, finance, production support and technology services.

At December 31, 2007, the Company had a total of four employees and eight consultants who provide services to the Company on an as needed basis. The Company also retains independent contractors on a project by project basis.

Camelot’s activities since March 31, 2003 have consisted of developing and implementing its business plan, securing operating capital, building a management team, acquiring and developing literary properties for its Camelot Film and Media Group division, structuring its Camelot Studio Group division and embarking on its first studio project “Camelot Studios at ATEP”, obtaining and processing intellectual property rights, and entering into various ventures, consulting agreements and alliances with affiliates and third-party providers.  Camelot has substantially relied on funding provided by its Chairman, Robert P. Atwell, and his affiliated companies, including The Atwell Group, Inc. and Eagle Consulting Group, Inc.; funding provided by one of its present directors, Timothy Wilson, and his affiliated companies, including Scorpion Bay, LLC; funding provided by the “NIR SB-2 Transactions”, including the affiliated note holders; and funding provided by other directors, consultants and stockholders.

The Company’s activities prior to becoming Camelot in 2003, going back to inception, consisted of raising capital, recruiting a management team and entering into ventures and alliances with affiliates. The Company, prior to Camelot, substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology.

Basis of Presentation:

Camelot is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to December 31, 2007. However, the Company has only presented the period from January 1, 2004 forward due to changes in intended operations. In addition, the accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

Summary of Significant Accounting Policies:

Cash and Cash Equivalents - Camelot considers all investment instruments purchased with maturities of three months or less to be cash equivalents

Script Costs - Camelot capitalizes costs it incurs to buy or develop scripts that will later be used in the production of films according to the guidelines in Statement of Position (“SOP”) SOP 00-2. Camelot will begin amortization of capitalized film costs when a film is released and it begins to recognize revenue from the film.

Investments - Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The cost method is also used to account for investments that are not in-substance common stock. The Company uses the equity method to account for investments in common stock or in-substance common stock of corporate entities, including limited liability corporations that do not maintain specific ownership accounts, in which it has a voting interest of 20% to 50% or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in and advances to the investee and financial guarantees on behalf of the investee that create additional basis.

CAMELOT ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES – continued

The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income. As of December 31, 2007, the Company carrying value of its investment in Camelot Development Group, LLC was zero.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to historical net losses, a valuation allowance has been established to offset the deferred tax assets.

In July 2006, the Financial Accounting and Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 ("FIN 48")”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

Fair Value of Financial Instruments - Financial instruments consist primarily of obligations under accounts payable and accrued expenses and notes payable. The carrying amounts of accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of notes payable approximate fair value because they contain market value interest rates and have specified repayment terms. Camelot has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

The Company evaluates its convertible debt, including invalid issuances of convertible preferred stock classified as debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and related interpretations including Emerging Issues Task Force (“EITF”) 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (“EITF 00-19”).  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each reporting date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion feature in a convertible instrument is required to be bifurcated  and there are also  other  embedded derivative elements in the convertible  instrument  that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

Stock Based Compensation - Prior to December 31, 2005, Camelot accounted for stock based compensation under SFAS No. 123 “Accounting for Stock-Based Compensation” as permitted under this standard; compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective December 15, 2005, Camelot adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”, and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Camelot had not issued any options to employees or consultants at below market prices in  prior periods thus; there was no impact of adopting the new standard.

CAMELOT ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES – continued

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

Loss Per Common Share - The Company has adopted SFAS No. 128, “Earnings per Share”. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. As of December 31, 2007, the Company excluded common stock equivalents for 10,582,609 warrants, 449,396,190 in convertible notes payable and 169,513,930 in Series A and B convertible preferred stock because their effect would have been antidilutive.

Equity Instruments Issued with Registration Rights Agreement - The Company accounts for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of FASB No. 5. This accounting is consistent with views established by the Emerging Issues Task Force (“EITF”) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. As of December 31, 2007, the Company does not believe damages related to these rights are probable, and thus, an accrual has not been recorded.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ("SFAS 157"). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company is currently assessing the potential effect, if any, of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 ("SFAS 159")”. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. (“SFAS 160”) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of SFAS 160 on its financial statements.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. Camelot is a development-stage company, at December 31, 2007 a negative working capital of $955,210 and has accumulated a deficit from Inception of $16,276,445. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about Camelot’s ability to continue as a going concern.

Management’s plans with respect to the current situation consist of restructuring its debt and seeking additional financial resources from its existing investors or others. However, instability in the stock price may make it difficult to find parties willing to accept restricted shares of common stock in exchange for services required to execute its business plan and generate revenues sufficient to meet its anticipated cost structure. There are no assurances that such resources would be made available to Camelot, or that they would be on financially viable terms.  The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

CAMELOT ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.	INVESTMENT

On November 5, 2007, Camelot Development Group, LLC (“CDG”), which on that date was owned 100% by Camelot, entered into an Operating Agreement known as Camelot Development Tustin (“CDT”) with Janez Investments XI Tustin, LLC (“Janez”), for the purpose of master developing the Advanced Technology and Education Park (“ATEP”) in Tustin, California and the subsequent acquisition of real property through a ground lease with the South Orange County Community College District (“SOCCCD”) in order to develop and build Camelot’s first major studio complex which is planned to be located at ATEP campus (“Project”). Under the terms of the Operating Agreement, Camelot has been credited with an initial investment of $1,500,000 into the Project, representing previous expenditures made by Camelot. Janez will contribute cash to CDT in the sum of $1,500,000 as and when necessary to pay for predevelopment costs or acquisition expenses as set forth in the Business Plan for the Project. In addition, Camelot will be responsible for one half of future expenditures once Janez $1,500,000 contribution has been extinguished.

The Company accounts for the investment under the equity method of accounting.  The Company did not record an initial investment in CDG as no identifiable intangible assets were transferred and there were no ascertainable values. In addition, the Company and Janez will be paid for their services from CDG.  Total losses by CDG during the period ended December 31, 2007 were $274,720 of which $137,360 was attributable to the Company. Since the Company has no value ascribed to its investment, Camelot did not record the losses on the accompanying financial statements. As of December 31, 2007, CDG did not have any significant assets or liabilities.

In January 2008, we agreed to sell up to 30% of our interest in CDG to Camelot Studio Investors, LLC (“CSI”) for up to $3,000,000 on an as needed basis.  In addition, CSI receives 100,000 shares of our $0.001 par value Series C Convertible Preferred Stock for each one half of one per cent (.05%) of CDG purchased by CSI. The managing member of CSI is Scorpion, which is managed by Timothy Wilson, one of our at-large directors. The proceeds from the sale will be utilized to retire debt and to fund operations. To date, proceeds of $200,000 have been received.

4.	NOTES PAYABLE

Convertible Notes Payable

On December 27, 2006, Camelot issued a callable secured convertible note payable for $1,000,000 to various holders. Camelot received the proceeds in two tranches: $600,000 gross proceeds were received in December 2006 and $400,000 in gross proceeds was received in June 2007 when the required registration statement was deemed effective. The note payable provided for annual interest at 8%, was secured by all of the assets of the Company, and matures on April 27, 2009. The principal and accrued interest of the note is convertible into Camelot’s common stock at a variable conversion price which is 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. In addition, these notes have registration rights agreements which call for liquidated damages in the event an effective registration statement is not filed within a timely basis. In addition, the holders of these notes and the placement agent were issued seven year warrants to purchase 10,582,609 common shares at an exercise price of $0.15 per share. The warrants were issued in connection with the first tranche received.

At Camelot’s option, we may prepay the notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the notes and the market price is at or below $0.25 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $0.25, we may prepay a portion of the outstanding principal amount of the notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the notes is due upon default under the terms of notes.

Camelot evaluated the convertible notes and warrants under SFAS 133 and ETIF 00-19 and determined that the Convertible notes contained compound embedded derivative liabilities. The warrants were also determined to be liabilities under SFAS 133 and EITF 00-19. Camelot determined that the compound embedded conversion features required bifurcation from the note instrument and required an estimate of its fair market value. Camelot hired an independent valuation expert to determine the fair market value of both the compound embedded derivative and the warrants. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The fair market value of the warrants was estimated using the Black Scholes model.

On December 27, 2006, the fair market value of the compound embedded derivative was estimated to be $567,999 and the fair market value of the warrants was estimated to be $698,762. The face amount of the notes payable was discounted down to zero. The discount is being amortized over the life of the notes using the effective interest method. Due to the excess fair value of the compound embedded derivative and warrants over the proceeds of $666,761, Camelot recorded an immediate charge to interest expense.

CAMELOT ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4.	NOTES PAYABLE – continued

On June 5, 2007, the additional $400,000 in proceeds was received by the Company.  On June 5, 2007, the fair market value of the compound embedded derivative was estimated to be $320,315. The face amount of the convertible notes payable was discounted to $79,685. The discount is being amortized over the life of the notes using the effective interest method.

As of December 31, 2007, Camelot estimated the fair value of the derivatives liabilities to be a total of $593,420 resulting in gain on derivative liability presented in the statement of operations of $925,788.  In addition, Camelot amortized $294,447 of the discount on the convertible note payable to interest expense. As of December 31, 2007, the principal balance of the notes was $943,732.

At December 31, 2007, the fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 150% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 5% of the time at an exercise price of $0.004, the holder would automatically convert at a stock price of $0.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.10 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 10% to a maximum of 75% and the trading volume would increase at 1% per month. At December 31, 2007, the fair market value of the warrants was estimated using Black Scholes with the major assumptions of (1) calculated volatility of 200%; (2) expected term of 6 years; (3) risk free rate of 3.45% and (4) expected dividends of zero.

At December 31, 2006, Camelot estimated the fair value of the derivative liabilities to be a total of $1,237,280 resulting in a gain on derivative liability presented in the statement of operations of $29,480. In addition, Camelot amortized $1,521 of the discount on the convertible note payable to interest expense.

During the year ended December 31, 2007, the holders converted $56,448 resulting in the issuance of 13,770,750 shares of common stock. Upon conversion, the Company reclassified approximately $48,399 of the compound derivative to additional paid-in capital.

In the event of full conversion of the aggregate principal amount of the notes of $943,732 as of December 31, 2007, we would have to issue a total of 449,396,190 shares of common stock. However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 11,202,000 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30 day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

In connection with the convertible note, Camelot recorded $88,000 in deferred financing costs related to cost of securing the debt. The deferred financing cost will be amortized over the life of the notes payable. During the years ended December 31, 2007 and 2006, the Company amortized $32,760 and $256 of the deferred financing costs to interest expense, respectively.

Scorpion Bay, LLC

On June 15, 2007, we entered into a loan agreement with Scorpion Bay, LLC (“Scorpion”), whereby Scorpion loaned Camelot $300,000 in three tranches of $100,000 each on June 15, July 15 and August 15, 2007. Interest on the loan was payable in 3,000,000 shares of Camelot’s common stock. The shares were issuable in 1,000,000 share increments at each tranche. Camelot valued the common stock with an average price per share of $0.016 totaling $47,600 based upon the fair market value of the shares at each tranche. The loan was due and payable on November 15, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell (“Atwell”). In the event the loan was not paid by the due date, the note could be extended for a period of 30 days at Scorpion’s option for 750,000 shares of common stock. On or about October 25, 2007, Scorpion transferred the note to the real property held by Atwell. In turn, Atwell assumed the $300,000 note with the Company. (see Note 6) In connection with this transfer, Scorpion and a related entity of theirs received a total of 13,000,000 shares of common stock. The Company valued the common shares at $39,000, or $0.003 per share, based upon the market price at the time.

On November 21, 2006, Camelot entered into a loan agreement with Scorpion, whereby Scorpion loaned Camelot $250,000 due on March 22, 2007. Interest was payable in the form of 500,000 common shares. Scorpion received a total of 1,500,000 shares upon issuance of the loan with a fair market value of $135,150 which was recorded as interest expense during the year ended December 31, 2006. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. In the event the loan was not paid by the due date, the note could be extended by Scorpion at a cost of 1,500,000 common shares for the first 30 day extension, 2,000,000 common shares for the second 30 day extension, 2,500,000 common shares for the third 30 day extension and so forth. The note was paid in full on June 5, 2007. Due to the extensions, Scorpion received a total of 6,000,000 shares during the year ended December 31, 2007, with an average price per share of $0.049, in the amount of $294,000 and recorded as interest expense.

CAMELOT ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4.	NOTES PAYABLE – continued

On November 23, 2007, Scorpion entered into a loan agreement with Love Bug Management Corp. (“Love Bug”), an entity owned by Atwell, whereby Scorpion loaned Love Bug $100,000. The proceeds were used for Atwell and Camelot expenses. As a result of this loan, Atwell paid approximately $36,000 in direct Camelot expenses, which have been included in the amounts payable to Atwell at December 31, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell and was not guaranteed by Camelot. Scorpion received 4,700,000 shares of the Company’s common stock in connection with the loan and events related thereto. The Company valued the shares at $19,928 based on $0.004, market price on the date of issue.

5.	INCOME TAXES

At December 31, 2007, Camelot had federal net operating loss carryforwards of approximately $7,613,235 that expire from 2013 to 2025 and state net operating loss carryforwards of approximately $2,521 that expire from 2005 to 2009. The tax effect of the net operating loss carry forward is $1,367,634.  During the year ended December 31, 2007, the valuation allowance increased by $745,671.  Because of the current uncertainty of realizing the benefits of the tax net operating loss carryforwards, a valuation allowance has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

6.	RELATED PARTY TRANSACTIONS

Accrued Salaries

At December 31, 2007, the Company has accrued $350,000 in compensation to its current officers.  The amount due to officers include: Robert Atwell, $250,000 and George Jackson, $100,000. During the year ended December 31, 2007, a former officer and director received 4,792,369 shares of common stock valued at $70,000 based prorating the annual salary on a monthly basis and issuing shares based on the average close price for each month as determined by the Company’s closing market price of their common stock.

During the year ended December 31, 2006, the Company accrued $470,000 in compensation to its officers. The officers accepted their payment in 5,191,538 shares of common stock valued at $470,000, determined by prorating their annual salary on a monthly basis and issuing shares based on the average close price for each month as determined by the Company’s closing market price of their common stock. On December 31, 2006, the Company issued stock to two officers, Robert Atwell and George Jackson in full payment for their accrued salaries. Michael Ellis, the Company’s former COO, received $120,000 in cash and $120,000 in common stock.

Eagle Consulting Group and The Atwell Group

We entered into an agreement with Eagle Consulting Group, Inc. (“Eagle”) on March 28, 2003, to provide operational funding for the Company, which expires on March 28, 2008. Robert Atwell is the Chairman of Eagle. Eagle is now part of The Atwell Group, owned by Atwell. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees.

In addition, Eagle received an option to receive 2,000,000 cashless options to purchase common shares at $0.03 per share for a period of five years expiring March 2008. For each one dollar ($1) increase in the price of the Company’s stock, Eagle shall be entitled to receive an additional two million options throughout the term of the agreement. In addition, the Company shall have the first right of refusal to purchase the options from Eagle for the current market value once Eagle notifies the Company that it intends to exercise the options. In the event the Company elects not to exercise this first right of refusal, and subject to applicable laws, Eagle shall be entitled to exercise the sale of shares or options immediately thereafter. As of December 31, 2007, Eagle has not exercised the options.

During the year ended December 31, 2007, the Company recorded $235,125 in advances by an affiliate owned by the CEO, on behalf of the Company, compared to $429,182 for year ended December 31, 2006.  During 2007, Camelot paid $270,290 of these amounts due and issued 401,957 shares with a market value of $16,078, leaving a shareholders balance owing at $134,757 at December 31, 2007.  Imputed interest recorded during the year ended December 31, 2007 related to the advances by the affiliate was $2,246.

During 2006, Camelot paid $125,000 of these amounts back in cash and issued 1,270,772 shares with a market value of $118,181, leaving a balance owing to the Company of $186,000. The affiliate received another 1,201,329 shares of common stock for repayment of $114,321 in expense advances on behalf of the Company. The stock issued was valued at the weighted average price per share for the year.

CAMELOT ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS – continued

On December 29, 2006, the Company issued 2,761,455 restricted shares to Robert Atwell, CEO for salary, 1,104,583 restricted shares to George Jackson, CFO for salary and 1,325,500 restricted shares to Michael Ellis for services. Robert Atwell was also issued 1,201,329 restricted shares as repayment for company expenses paid on personal credit cards, 1,270,772 shares for cash advanced to the Company for general and administrative expenses. An additional, 1,832,728 shares were issued to Robert Atwell per agreement to continue to personally finance the Company during 2006.

In October 2007, the $300,000 note payable due to the Scorpion was transferred to the property owned by the Atwell’s, see Note 4. In connection with this transfer, the note is now due to Atwell. The original terms of the note are still in force, however, it is currently due on demand.

See Note 7 and 8 for an additional related party transactions with Atwell.

Scorpion Bay, LLC

Timothy Wilson (“Wilson”), one of our directors and a major stockholder of the Company, is the managing member of Scorpion Bay, LLC (“Scorpion”), which owns 50% of JIT. Wilson is also the managing member of CSI and PSP. See Notes 3, 4, 8 and 10 for discussion of transactions with Scorpion.

7.	COMMITMENTS

The Atwell Group has an office usage agreement with the Company to provide office space. During the year ended December 31, 2007, the Company paid $87,374 under this agreement which is included in rent expense.  The current agreement is for a period of two years with monthly payments ranging from $6,000 to $6,108. Minimum annual payments under this contract as of December 31, 2007, for the years ended December 31, 2008 and 2009 are $72,000 and $73,296, respectively.

8.	STOCKHOLDERS' DEFICIT

Preferred Stock

On January 5, 2005, Camelot established a Series A and Series B Convertible Preferred Class of stock, with the Series A Convertible Preferred stock reserved for employees, consultants and other professionals retained by the Company, and with the Series B Convertible Preferred stock reserved for the Board of Directors. See Note 10, for subsequent authorization of a Series C Convertible Preferred.

On December 31, 2007, there were 8,650,957 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock. Upon a merger of consolidation into another entity the Series B Preferred converts at a rate of 100 common shares for one share of Series A Preferred.

On December 31, 2007, there were 19,501,090 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock. Upon a merger of consolidation into another entity the Series A Preferred converts at a rate of 50 common shares for one share of Series A Preferred.

Share Issuance Agreement

On October 25, 2007, the Company entered into a Share Issuance Agreement (“SIA”) with Zuckerman, Kocmur and Scorpion (“JJT”). According to the terms and conditions of the SIA, as additional consideration for Janez becoming a joint venture partner with CDG, and in consideration for additional business development and consulting efforts provided by JJT, JJT received 80,000,000 shares of our common stock. 20,000,000 shares were issued to Zuckerman, 20,000,000 shares were issued to Kocmur, these shares were valued at the market price at the date of issue $0.003 and recorded as professional services in the amount of $120,000. The 40,000,000 shares were issued to Scorpion in form of 10,000,000 Series A Convertible Preferred stock which were recorded at the market price of the underlying common stock at the date of issue and recorded as professional services in the amount of $132,001.  In addition around the same time, the Company issued 2,570,000 shares of Series B Convertible Preferred stock valued at $84,809 based on the market price of the underlying common stock at the date of issue. In addition, Zuckerman, Wilson and Joseph Petrucelli were nominated to serve on our Board of Directors. The parties also agreed on a common stock structure which provides JTT and Robert P. Atwell, our Chairman (“Atwell”) with anti-dilution protection. Further, the SIA directs the Company to seek stockholder approval to increase the authorized shares of the common stock to 400,000,000 and increase the Board of Directors from five to seven members.

In connection with the anti-dilution protection the Company issued Atwell 4,401,090 shares of Series A Convertible Preferred stock, and 980,957 shares of Series B Convertible Preferred stock valued at $58,093 and $32,373, respectively based upon the market price of the underlying common stock at the time of issuance.

At the time of issuance of the Series A and B Convertible Preferred stock, the Company did not have enough authorized shares on a fully diluted basis due to the conversion feature of the convertible notes, which caused the Series A and B Convertible Preferred stock to be tainted, and more akin to debt. In addition, management determined that the Series A and B Convertible Preferred contained compound embedded derivative liabilities under SFAS 133 and EITF 00-19, because of the classification of these securities as liabilities. The Company determined that the compound embedded conversion features required bifurcation from the remaining Series A and B Convertible Preferred and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow.

CAMELOT ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

8.	STOCKHOLDERS DEFICIT – continued

On October 25, 2007, the fair market value of the compound embedded derivative associated with the Series A Convertible Preferred stock was estimated to be $381,876 and resulted in the Series A Convertible Preferred stock being discounted to its par value. Due to the excess fair value of the compound embedded derivative over the proceeds of $206,183, the Company recorded an immediate charge to derivative gain (loss).

On October 25, 2007, the fair market value of the compound embedded derivative associated with the Series B Convertible Preferred stock was estimated to be $103,222 and resulted in the Series B Convertible Preferred stock being discounted to $13,960.

As of December 31, 2007, Camelot estimated the fair value of the derivatives liabilities to be a total of $726,223 resulting in loss on derivative liability presented in the statement of operations of $241,125. At December 31, 2007, the fair market value of the compound embedded derivative related to the Series A and B Convertible Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 150% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

Subscription Receivable

During 2006, the Company entered into a proposed $3,000,000 financing transaction with Nucore World Industries. In connection with the transaction, the Company issued 38,000,000 shares of common stock of which 5,000,000 was issued to Nucore World Industries and 33,000,000 remained in treasury. During 2007, the transaction did not close, and 33,000,000 shares were cancelled and 5,000,000 of those shares have had an administrative stop placed on them pending return of the certificate and cancellation thereof.

Common Stock Issued for Services

In May 2007, the Company issued 1,250,000 common shares to a consultant for administrative services performed. The shares were valued at the fair market value on the date of issuance at $0.04, totaling $50,000.

In August 2007, the Company issued 2,937,267 common shares for architecture services performed. The shares were valued at the fair market value on the date of issuance at $0.006, totaling $18,457.

In August 2007, the Company issued 1,000,000 common shares to a consultant for administrative services performed. The shares were valued at the fair market value on the date of issuance at $0.004, totaling $3,800.

In September 2007, the Company issued 1,000,000 common shares to a consultant for administrative services performed. The shares were valued at the fair market value on the date of issuance at $0.004, totaling $3,800.

In September and October 2007, the Company issued a total of  6,900,000 common shares to Scorpion Bay, LLC for services related to the Camelot Studio project. The shares were valued at the fair market value on the date of issuance at $0.004, totaling $25,272.

In October 2007, the Company issued 3,446,000 common shares to a consultant for administrative services performed for the Company; the shares were issued at market price of $0.0033, totaling $11,372.

In October 2007, the Company issued 2,768,000 common shares to a consultant for administrative services performed for the Company; the shares were issued at market price of $0.0033, totaling $9,134.

In December 2007, two individuals each received 2,500,000 common shares for legal services provided. The shares were issued at the market price of $0.004, totaling an aggregate of $20,000.

In December 2007, the Company issued 1,000,000 common shares to a consultant for consulting services related to the Camelot Studio project, shares were issued at the market price of $0.005, total amount of $5,000.

In December 2007, the Company issued 10,000,000 common shares to Scorpion Bay, LLC, a related party, for consulting services related to the Camelot Studio project, shares were issued at the market price of $0.003, total amount of $33,000.

Prior Year Issuances

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

CAMELOT ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

8.	STOCKHOLDERS DEFICIT – continued

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

9.	GENERAL AND ADMINISTRATIVE EXPENSES

The Company has incurred $12,011,651 of general and administrative expenses since its inception. General and Administrative expenses were $1,864,178 for the year ended, December 31, 2007, compared to $1,554,907 for the year ended, December 31, 2006.

The general and general administrative expenses for 2007 were comprised of $450,000 of officer’s salaries and $713,032 of professional services and $290,519 of professional fees (accounting, legal and other fees). Additionally, $84,994 in expenses related to travel and industry trade shows, including the Cannes Film Festival, was incurred during the second quarter of 2007. Other costs, $18,549 for marketing, seminars and trades, $18,667 telephone costs, $87,374 rent, $48,647 for insurance (D&O, workers comp and business liability), office staff payroll $91,227, bad debt $17,500 and $43,669 for other administrative costs. These expenses were related to the pursuit of the Company’s plan of developing Camelot Studios at ATEP and the development, production and distribution of film, television and digital media product.

Most of these expenses were related to the pursuit of the Company’s plan to develop the Camelot Studio project.

10.	SUBSEQUENT EVENTS

See Note 3, for discussion of subsequent event related to the sale of a portion of the Company’s interest in CDG.

On January 8, 2008, Camelot established a Series C Convertible Preferred Class of stock of which 10,000,000 shares were authorized. The Series C Convertible Preferred converts to one share of common stock for every one share of Series C Convertible Preferred Stock. Each share of Series C Preferred Stock is entitled to one vote. The Company’s Series A and B are superior to the Series C Convertible Preferred. To date no Series C Convertible Preferred shares have been issued. Because the authorized common shares are potentially unavailable, any issuance of the Series C Convertible Preferred shares will tainted until such time the Company obtains shareholder approval.

In January 2008, the Company issued 1,250,000 shares of Series A Convertible Preferred stock to Scorpion for services performed in connection with the Camelot Studio project valued at $25,000 based on the fair market value on the date of issuance.  Upon issuance the fair market value of the compound embedded derivative associated with the Series A Convertible Preferred stock was estimated to be $49,124 and resulted in the Series A Convertible Preferred stock being discounted to its par value. Due to the excess fair value of the compound embedded derivative over the proceeds of $25,374, the Company recorded an immediate charge to derivative gain (loss).

On February 18, 2008, the Company’s board of directors increased the authorized shares of common stock to 500,000,000.

Subsequent to December 31, 2007, the Company issued 9,500,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes in satisfaction of approximately $19,000 in notes payable.

On February 25, 2008, the Company issued 1,000,000 shares of its $0.001 par value common stock to Schubert Flint Public Affairs for consulting services rendered to the Company in connection with Camelot Studio Group. The shares were valued at $0.005 per share.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB, dated April 15, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

/s/  Robert P. Atwell

Robert P. Atwell
Chief Executive Officer

/s/  George Jackson

George Jackson
Chief Financial Officer

/s/  Joe Petrucelli

Joe Petrucelli
Director

/s/  Tim Wilson

Tim Wilson
Director

/s/  Jeff Zuckerman

Jeff Zuckerman
Director

S-1