Form 10-Q
period 2008-03-31
Camelot Entertainment Group, Inc.
filed 2008-05-15
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30785

CAMELOT ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2195605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Vantis, Suite 130
Aliso Viejo, California 92656

 (Address of principal executive offices (zip code))

(949) 334 - 2950

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 12, 2008, the Registrant had outstanding 247,006,332 shares of Common Stock, $0.001 par value.

The registrant had outstanding 29,402,047 shares of Preferred Stock series A and B, par value $0.001

CAMELOT ENTERTAINMENT GROUP, INC.

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE SUBJECT TO THE "SAFE HARBOR" CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS CONCERNING OUR BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS WHICH ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. ALL STATEMENTS, OTHER THAN HISTORICAL FINANCIAL INFORMATION, MAY BE MARKET TO BE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES", "PLANS", "ANTICIPATES", "EXPECTS", AND SIMILAR EXPRESSIONS HEREIN ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS, WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE COMPANY'S OTHER SEC FILINGS.

Camelot Entertainment Group, Inc.
(A Development Stage Company) Balance Sheets (Unaudited)

ASSETS
	March 31,	December 31,
	2008	2007

Current Assets:
Cash	$18,671	$122
Prepaid expenses	6,424	6,424
Total Current Assets	25,095	6,546

Deferred financing costs	47,564	54,984
Scripts costs	79,700	79,700
Deposit for studio project	50,000	50,000
Total other assets	177,264	184,684

Total Assets	$202,359	$191,230

LIABILITIES AND STOCKHOLDERS' DEFICT

Current Liabilities:
Accounts payable and accrued liabilities	$152,049	$176,999
Accrued salaries to related parties	477,000	350,000
Note payable to related party	304,500	300,000
Stockholder advances	58,338	134,757
Total Current Liabilities	991,887	961,756

Long Term Liabilities:
Secured convertible notes payable, net of discount of $579,316 and $647,762, respectively	355,016	295,970
Derivative liabilities – Series A and B convertible preferred stock conversion feature	402,230	726,223
Derivative liability – conversion feature	489,294	542,661
Derivative liability – warrants	25,947	50,759
Total Long Term Liabilities	1,272,487	1,615,613

Total Liabilities	2,264,374	2,577,369

Series A and B Convertible Preferred Stock; par value $0.001 per share 35,000,000;shares authorized; 29,402,047 and 28,152,047 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	29,402	28,152

Stockholders' Deficit:
Common Stock; par value $0.001; 500,000,000 shares authorized; 231,006,332 and 224,506,006 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	231,006	224,506
Additional paid-in capital	13,650,475	13,637,649
Deficit accumulated during the development stage	(15,972,898)	(16,276,446)

Total Stockholders' Deficit	(2,091,417)	(2,414,291)

Total Liabilities and Stockholders' Deficit	$202,359	$191,230

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc. (A Development Stage Company)
Statements of Operations
(Unaudited)

			From
			Inception on
			April 21, 1999
	For the Three Months Ended,		Through
	March 31,	March 31,	March 31,
	2008	2007	2008

Revenue	$-	$-	$58,568

Operating expenses:
Costs of services	-	-	95,700
Sales and marketing	-	-	53,959
Research and development	-	-	252,550
General and administrative	236,220	386,420	12,247,871
Impairment of assets	-	-	2,402,338
Impairment of investments in other companies	-	-	710,868

Total Expenses	236,220	386,420	15,763,286

Operating loss	(236,220)	(386,420)	(15,704,718)

Other income (expense):
Gain on sale of interest in CDG	200,000	-	200,000
Interest expense	(81,230)	(53,150)	(1,630,986)
Gain (loss) on derivative liabilities	420,998	(215,254)	907,306
Gain on extinguishment of debt	-	-	255,500

Total other income (expenses)	539,768	(268,404)	(268,180)

Net income (loss)	$303,548	$(654,824)	$(15,972,898)

Basic income (loss) per common share	$0.00	$(0.01)
Diluted income (loss) per common share	$0.00	$(0.01)
Weighted average number of shares outstanding:
Basic	226,845,221	107,433,521
Diluted	500,000,000	107,433,521

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From
			Inception on
			April 21, 1999
	For Three Months Ended		through
	March 31,	March 31,	March 31,
	2008	2007	2008

Cash Flows From Operating Activities:
Net income (loss) for the period	$303,548	$(654,824)	$(15,972,898)

Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Amortization of deferred financing costs and discounts on notes payable	75,868	40,080	372,092
Imputed interest on note payable	4,500	1,234	25,984
Common stock issued for interest expenses	-	-	565,459
Common stock issued per dilution agreement	-	-	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation	-	-	3,997
Amortization of deferred compensation	-	-	1,538,927
Common stock issued for services	30,000	-	3,221,429
Loss or (Gain) on derivative liability	(420,998)	215,254	(262,197)
Common stock issued for expense reimbursement	-	-	22,000
Common stock issued for technology	-	-	19,167
Impairment of investments in other companies	-	-	710,868
Impairment of assets	-	-	2,628,360
Impairment of note receivable	-	-	17,500
Prepaid services expensed	-	-	530,000
Expenses paid through notes payable proceeds	-	-	66,489
Loss on disposal of property and equipment	-	-	5,854
Preferred Stock issued to shareholder	-	-	3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	-	-	(24,358)
Increase (decrease) in accounts payable and accrued liabilities	(24,950)	159,219	359,190
Increase (decrease) in due to officers	127,000	-	477,000
Net Cash provided by (used) in operating activities	94,968	(239,037)	(1,865,129)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(6,689)
Purchase of scripts and deposits	-	(43,900)	(129,700)
Cash provided (used) from investing activities	-	(43,900)	(136,389)

Cash flows from financing activities:
Contributed capital	-	-	25,500
Proceeds from related party notes payable	-	-	1,316,613
Payments on notes payable	-	-	(254,477)
Proceeds from notes payable	-	-	1,167,998
Payments on related party notes payable	-	-	(125,000)
Advances from shareholder advances	15,395	32,144	250,520
Payments from shareholder advances	(91,814)	(183,921)	(362,105)
Cash provided by (used) in financing activities	(76,419)	(151,777)	2,019,049

Increase (decrease) in cash	18,549	(434,714)	17,531

Cash at beginning of period	122	435,533	1,140

Cash at the end of the period	$18,671	$819	$18,671

Supplemental Cash Flow Information:
Non - cash investing and financing transactions:
Stock issued for related party debt	-	-	248,581
Creation of additional debt discount	-	-	920,315
Accelerated amortization of disount on N/P	-	-	23,460
Stock issued for debt conversion	9,400	-	65,848
Stock issued per financing agreement	-	500,000	500,000
Derivative liability relieved by conversion	4,924	-	53,323

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
Notes to Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Camelot Entertainment Group, Inc. (the “Company” or “Camelot”), a Delaware corporation, is a development stage film, television, digital media and entertainment company. The Company classifies its businesses into the following three major divisions:

•	Camelot Film Group, consisting principally of feature film, television, home video, and digital media production and distribution;

•	Camelot Studio Group, consisting principally of site acquisition, design, development and operation of Camelot Studio locations domestically and internationally;

•	Camelot Production Services Group, consisting principally of consulting, education, finance, production support and technology services.

At March 31, 2008, the Company had a total of three (3) employees and approximately five (5) consultants, which provide services to the Company on an as needed basis. The Company also retains independent contractors on a project by project basis.

Basis of Presentation

Camelot is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to March 31, 2008. The Company has not presented the statement of stockholders’ deficit as there have been insignificant changes during the three months ended March 31, 2008.

The accompanying unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules of the regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2007 as reported in the Company's Form 10-KSB have been omitted.  The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto which are part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Earnings (Loss) per Share

Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share also includes the effect of stock options, other common stock equivalents outstanding during the during the period, and assumes the conversion of the Company’s Series A and B preferred stock and conversion of convertible notes payable for the period of time such stock and notes were outstanding, if such preferred stock and convertible notes are dilutive.  For the three months ended March 31, 2008, dilutive securities on a fully converted basis would cause the Company to be in excess of their authorized shares of 500,000,000. Thus, the dilutive earnings per share for the three months ended March 31, 2008 is limited to the amount of common stock authorized by the Company’s stockholders.

The following table sets forth the computation of the numerator and of basic and diluted income (loss) per share for the three months ended March 31, 2008 and 2007. There were no adjustments to the denominator.

	March 31, 2008	March 31, 2007

Weighted average common shares outstanding
used in calculating basic earnings (loss) per share	231,006,334	111,655,743
Effect of dilutive convertible preferred stock and notes	268,993,666	-

Weighted average common shares outstanding used in
calculating diluted earnings (loss) per share	500,000,000	111,655,743

As of March 31, 2008, the Company has only 500,000,000 shares authorized, thus the effects of convertible preferred stock and notes into common stock are limited to the amount authorized by the Company’s stockholders.

Camelot Entertainment Group, Inc.
Notes to Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with our first quarter of 2009. The Company is currently evaluating the impact of this standard on our financial statements.

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the three months ended March 31, 2008, Camelot had no revenue producing operations, at March 31, 2008 a negative working capital of $966,792 and an accumulated deficit from Inception of $15,972,898. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consists of restructuring its debt and seeking additional financial resources from its existing investors, it’s CEO Robert Atwell and the sale of up to 30% interest in Camelot Development Group, LLC to Camelot Studio Investors.  During the three months ended March 31, 2008, the Company sold 2% of its interest in CDG for $200,000 and this money was used fund Camelot Entertainment Group’s operating expenses and used to reduce related-party payables.

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

The Company accounts for the investment under the equity method of accounting.  The Company did not record an initial investment in CDG as the intangible asset transferred could not be stepped up in basis because it did not have an ascertainable value nor can it be guaranteed that the asset will be ultimately recovered. In addition, the Company and Janez will be paid for their services from CDG.  Total development costs by CDG during the three months ended March 31, 2008, were $304,277 of which $146,053 was attributable to the Company. Due to the zero basis in the investment, the Company did not record any of the losses in the accompanying statement of operations in 2008. As of March 31, 2008, Janez has expended approximately $304,277 in development costs. As of March 31, 2008, CDG did not have any significant assets or liabilities.

In January 2008, we agreed to sell up to 30% of our interest in CDG to Camelot Studio Investors, LLC (“CSI”) for up to $3,000,000 on an as needed basis.   In addition, CSI receives 100,000 shares of our $0.001 par value Series C Convertible Preferred Stock for each one half of one percent (.05%) of CDG purchased by CSI, no shares were issued during the quarter ending, March 31, 2008.  Under this agreement 400,000 common shares were to be issued resulting in an estimated liability at March 31, 2008.  The managing member of CSI is Scorpion Bay, LLC, which is managed by Timothy Wilson, one of our directors. The proceeds from the sale will be utilized to retire debt and to fund operations. During the three months ended March 31, 2008, the Company sold 2% of its interest for $200,000. At March 31, 2008, the Company owns approximately 48% of CDG.

Camelot Entertainment Group, Inc.
Notes to Financial Statements
(Unaudited)

4.  CONVERTIBLE NOTES PAYABLE

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

At Camelot’s option, we may prepay the notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the notes and the market price is at or below $0.25 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $0.25, we may prepay a portion of the outstanding principal amount of the notes equal to 101% of the principal amount hereof divided by 36 plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the notes is due upon default under the terms of notes.

Camelot evaluated the notes and warrants under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”and determined that the notes contained compound embedded derivative liabilities. The warrants were also determined to be liabilities under SFAS 133 and EITF 00-19. Camelot determined that the compound embedded conversion features required bi-furcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The fair market value of the warrants was estimated using the Black Scholes model.

As of March 31, 2008, Camelot estimated the fair value of the derivatives liabilities to be a total of $515,241 resulting in gain on derivative liability presented in the statement of operations for the three months ended March 31, 2008 of $73,254.  In addition, Camelot amortized $68,448 of the discount on the convertible note payable to interest expense. As of March 31, 2008, the principal balance of the notes was $934,332.

At March 31, 2008, the fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 150% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 5% of the time at an exercise price of $0.004, the holder would automatically convert at a stock price of $0.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.10 or higher, alternative financing would be initially available to redeem the note and start to increase monthly by 10% of the notes to a maximum of 75% and the trading volume would increase at 1% per month. At March 31, 2008, the fair market value of the warrants was estimated using Black Scholes with the major assumptions of (1) calculated volatility of 200%; (2) expected term of six years; (3) risk free rate of 3.45% and (4) expected dividends of zero.

During the three months ended March 31, 2008, the holders of convertible notes converted $9,400 resulting in the issuance of 5,500,000 shares of common stock. Upon conversion, the Company reclassed approximately $4,924 of the compound derivative to additional paid-in capital.

In the event of full conversion of the aggregate principal amount of the notes of $934,332 as of March 31, 2008, we would have to issue a total of 507,382,796 shares of common stock, which exceeds our authorized shares of 500,000,000. However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 11,527,000 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30 day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

In connection with the convertible note, Camelot recorded $47,564 in deferred financing costs related to cost of securing the debt. The deferred financing cost will be amortized over the life of the notes payable. During the three months ended March 31, 2008 and 2007, the Company amortized $7,420 and $5,770 of the deferred financing costs to interest expense, respectively.

Camelot Entertainment Group, Inc.
Notes to Financial Statements
(Unaudited)

5.  RELATED PARTY TRANSACTIONS

Accrued Salaries

At March 31, 2008, the Company has accrued $477,000 in compensation to its current officers.  The amount due to officers include: Robert Atwell, $355,000 and George Jackson, $122,000.

Advances from Affiliates

During the three months ended March 31, 2008, the Company received $15,395 in advances from an affiliate owned by the CEO, compared to $32,169 in advances for three months ended March 31, 2007.  During the three months ended March 31, 2008, the Company paid $91,814 of these amounts, leaving a balance due of $58,338 at March 31, 2008.  Imputed interest recorded during the three months ended March 31, 2008, related to the advances by the affiliate were $862.

Robert Atwell

In October 2007, the $300,000 note payable due to the Scorpion Bay, LLC was transferred to property owned by Robert Atwell in which secured the note payable. The note is due on demand and incurs interest at 6%. During the three months ended March 31, 2008, the Company accrued $4,500 in interest expense.

Scorpion Bay, LLC

Timothy Wilson (“Wilson”), one of our directors and a major stockholder of the Company, is the managing member of Scorpion Bay, LLC (“Scorpion”), which owns 50% of JIT. Wilson is also the managing member of CSI and PSP. See Note 3 and 6 for transactions.

6.  PREFERRED STOCK

During the three months ended March 31, 2008, 1,250,000 shares of Series A convertible preferred stock were issued to Scorpion Bay, LLC for services rendered in connection with the studio project. The shares were valued at $25,000 based on the estimated fair value of the Series A convertible preferred stock on the date of issuance and expensed. Scorpion Bay, LLC did not have any additional performance commitments related to the shares. At the time of issuance of the Series A convertible preferred stock, the Company did not have enough authorized shares on a fully diluted basis due to the conversion feature of the convertible notes, which caused the Series A convertible preferred stock to be tainted, and more akin to debt. In addition, management determined that the Series A convertible preferred contained compound embedded derivative liabilities under SFAS 133 and EITF 00-19, because of the classification of these securities as liabilities. The Company determined that the compound embedded conversion features required bifurcation from the remaining Series A convertible preferred and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow.

On the date of the issuance, the fair market value of the compound embedded derivative associated with the Series A convertible preferred stock was estimated to be $49,124 and resulted in the Series A convertible preferred stock being discounted to its par value. Due to the excess fair value of the compound embedded derivative over the proceeds of $25,374, the Company recorded an immediate charge to derivative gain (loss).

As of March 31, 2008, there were 8,650,957 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

As of March 31, 2008, there were 20,751,090 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

As of March 31, 2008, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $402,230 resulting in a gain on derivative liability presented in the statement of operations of $347,744. At March 31, 2008, the fair market value of the conversion feature derivative related to the Series A and B Convertible Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 190% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

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

7.  STOCKHOLDERS’ DEFICIT

Common Stock Issued for Services

On February 24, 2008, the Company issued 1,000,000 shares of common shares public relations firm for professional services rendered in connection with the Tustin Studio project.  The shares were valued at $0.005 per share, totaling $5,000. The shares were valued based on the closing market price of the Company’s common stock on the date of issuance and expensed immediately as there were no future performance requirements.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.  At March 31, 2008, significant accounting estimates relate to the fair value of the Company’s derivative liabilities.

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

We have identified certain policies as critical to our business operations and the understanding of our results of operations, see our annual report on Form 10-KSB for these policies. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect our reported and expected financial results. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles accepted in the United States, which contemplate continuation of Camelot as a going concern. However, Camelot has experienced recurring operating losses and negative cash flows from operations.  This is due in part to Camelot’s focus on developing Camelot Studios at ATEP, which has necessitated considerable monetary and time commitments from Camelot in lieu of Camelot pursuing revenue generating opportunities either through its Camelot Film Group or Camelot Production Services Group divisions. Camelot’s Board of Directors made the decision to have Camelot focus on the studio project due to the long term importance of the studio and the impact successful completion of that project will have on Camelot Studio Group and Camelot overall. As a result, Camelot has had to delay several revenue generating projects which it will implement once the basic entitlement phase has been concluded for Camelot Studios at ATEP.

Camelot’s continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. As part of our ongoing efforts to obtain additional financing, in January 2008 Camelot agreed to sell up to 30% of its interest in Camelot Development Group, LLC (“CDG”) to Camelot Studio Investors (“CSI”) for up to $3,000,000 on an as needed basis. Proceeds from the sale will be used to retire debt, provide operating expenses for Camelot and establish a reserve for contingency expenditures related to the Camelot Studios at ATEP project and Camelot Studio Group. To date, Camelot has sold a 2% interest for proceeds of $200,000

On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 10,000,000 shares of our common stock (the “Warrants”). This transaction is referred to also as the “NIR Funding”.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with our first quarter of 2009. The Company is currently evaluating the impact of this standard on our financial statements.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION  - continued

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

On March 31, 2008, there were 8,650,957 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On March 31, 2008, there were 20,751,090 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

Plan of Operations

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

Our Company is divided up into three major divisions, Camelot Film Group, Camelot Studio Group and Camelot Production Services Group.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION  - continued

Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.  Our current liquidity and capital resources are provided principally through our current agreements with Camelot Studio Investors, LLC, Scorpion Bay, LLC and The Atwell Group, Inc., which are discussed below under Recent Financing. During the three months ended March 31, 2008, Camelot had no revenue producing operations, at March 31, 2008 a negative working capital of $966,792 and an accumulated deficit from Inception of $15,972,898. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consists of restructuring its debt and seeking additional financial resources from its existing investors, it’s CEO Robert Atwell and sale of up to 30% interest in CDG to Camelot Studio Investors.  During the three months ended March 31, 2008, the Company sold 2% of its interest in CDG for $200,000 and this money was used fund Camelot Entertainment Group’s operating expenses and to reduce related party payables.

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

CSI receives 100,000 shares of our $0.001 par value Series C Convertible Preferred Stock for each one half of one per cent (.05%) of CDG purchased by CSI. The managing member of CSI is Scorpion Bay, LLC (“Scorpion”), which is managed by Timothy Wilson, one of our at-large directors. The proceeds from the sale will be utilized to retire debt, pay operating expenses and provide a contingency reserve for Camelot Studio Group and the Camelot Studios at ATEP project.  As of March 31, 2008, the company received $200,000 from CSI and no shares were issued.  Based on the formula above and company was to issue 400,000 common shares, which would have resulted in a liability of $2,200 as of March 31, 2008.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION  - continued

NIR Financing - continued

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

The aggregate principal amount of the Notes is $943,732. The estimated conversion price of the Notes is $0.0019 based on the following: $0.0031 was the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading days prior to March 31, 2008, less a 40% discount. Thus, at a discounted price-per-share of $0.0019, 507,382,796 shares of the Company's common stock would be issuable upon conversion of $943,732 into common shares of the Company ("Conversion Shares"). However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 11,527,000 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30 day period.

The following table shows the effect on the number of shares issuable upon full conversion, in the event the common stock price declines by 25%, 50% and 75% from its the most recent trading price.

		Price Decreases By
	3/31/2008	25%	50%	75%
Average Common Stock Price (as defined above)	$0.0031	$0.002325	$0.001550	$0.000775
Conversion Price (40% Discount)	$0.0019	$0.001395	$0.000930	$0.000465
100% Conversion Shares	507,382,796	676,510,394	1,014,765,591	2,029,531,183

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION  - continued

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

The Atwell Group

During the three months ended, March 31, 2008, The Atwell Group, Inc. has paid for expenses on behalf of Camelot as needed. With the occurrence of other financial resources becoming available, the amount of resources committed by The Atwell Group has diminished when compared to prior years. The Atwell Group, Inc. is owned by our Chairman, Robert Atwell.

RESULTS OF OPERATIONS

General

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION  - continued

Business Development - continued

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

During fiscal year 2008, our efforts are focused on our first major studio complex through our Camelot Studio Group division and on the continuing development of projects through our Camelot Film Group division. We also continued to make progress toward the planned launch of our various divisions described herein.

THREE MONTH PERIOD MARCH 31, 2008, COMPARED TO PERIOD THREE MONTH PERIOD ENDED MARCH 31, 2007:

The Company did not generate any revenue during the three months ended, March 31, 2008 or 2007.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $12,247,871 of general and administrative expenses since its inception. General and administrative expenses were $ 236,220 for the three months ended March 31, 2008, respectively, compared to $386,420 for the three months ended March 31, 2007. Decrease in expenses primarily due to a reduction in professional fees and services primarily related to the studio project.  The majority of these expenditures were paid by Camelot Development, LLC during the three months ended March 31, 2008. Previously, the Company incurred all the costs

The general and general administrative expenses for the three-month period were comprised of $130,000 of officers salaries and $43,645 of professional services, rent $18,075, administrative costs and fees $26,250, insurance costs $6,859 and $11,390 in other administrative costs.

Other income (expense) for the period ended March 31, 2008, was $539,768, which consisted of a $200,000 gain on sale of a 2% interest in CSI and a gain of $420,998 from the change in the fair value of the Company’s derivative liabilities on its convertible note and preferred stock.  During the three months ended March 31, 2007, other income (expense) consisted mostly of a loss on derivative liabilities of $215,254.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

Risk Factors - continued

We have a limited operating history as a motion picture, television and digital media company in which to evaluate our business

As Camelot Entertainment Group, we have a limited operating history as a motion picture, television and digital media company. To date, we have generated no revenues and a limited operating history as a motion picture company upon which an evaluation of our future success or failure can be made. Our primary focus has been the development of Camelot Studios at ATEP and to a lesser scale project development within Camelot Film Group. As a result, many of our planned divisions are not operational or have very limited operations as of March 31, 2008. While current company assets and financial commitments are suitable for the projected financial needs forecast during 2008, we do not know at this time the outlook for 2009 and beyond. No assurances of any nature can be made to investors that the company will be profitable. There can be no assurances that our management will be successful in managing the Company as a motion picture, television and digital media company.

We will require additional funds to achieve our current business strategy and our inability to obtain additional financing could cause us to cease our business operations in the future if suitable funding is not secured

Even with the proceeds from offerings and other resources in 2008, we will need to raise additional funds through public or private debt or sale of equity to fully achieve our business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

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

We are subject to a working capital deficit, which means that our current assets at March 31, 2008, were not sufficient to satisfy our current liabilities

As of March 31, 2008, we had a working capital deficit of $966,792, which means that our current liabilities of $991,887 exceeded our current assets of $25,095 by that amount on March 31, 2008. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2008, were not sufficient to satisfy all of our current liabilities on that date. We will have to raise additional capital or debt to fund the deficit.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, Camelot’s management evaluated, with the participation of Camelot’s principal executive officer and principal financial officer, the effectiveness of the design and operation of Camelot’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, Camelot’s chief executive officer and Camelot’s chief financial officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report. While conducting the review of the interim financial statements as of and for the period ended March 31, 2008, our independent auditors found numerous adjustments that indicated a material weakness in our controls over financial reporting. It is our plan with additional funding to devote more resources to this very critical function.

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

Changes in Internal Control Over Financial Reporting

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the three months ended, March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

 On February 18, 2008

Authorized common shares were increased from 300,000,000 to 500,000,000 shares.

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

b. Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

Date: May 15, 2008	By:	/s/ ROBERT P. ATWELL
Title: Chief Executive Officer

Date: May 15, 2008	By:	/s/ GEORGE JACKSON
Title: Chief Financial Officer