Form 10-Q
period 2008-06-30
Camelot Entertainment Group, Inc.
filed 2008-08-19
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Yes ☐ No ☒

As of August 15, 2008, the Registrant had outstanding 367,506,332 shares of Common Stock, $0.001 par value.

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

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2008	2007

Current Assets:
Cash	$87	$122
Prepaid expenses		6,424
Total Current Assets	87	6,546

Deferred financing costs	40,140	54,984
Scripts costs	79,700	79,700
Deposit for studio project	50,000	50,000
Total other assets	169,840	184,684

Total Assets	$169,927	$191,230

LIABILITIES AND STOCKHOLDERS' DEFICT

Current Liabilities:
Accounts payable and accrued liabilities	$166,386	$176,999
Accrued salaries to related parties	604,000	350,000
Note payable to related party	309,000	300,000
Stockholder advances	60,986	134,757
Total Current Liabilities	1,140,372	961,756

Long Term Liabilities:
Secured convertible notes payable, net of discount of $495,219 and $647,762, respectively	405,013	295,970
Derivative liabilities – Series A and B convertible preferred stock conversion feature	150,345	726,223
Derivative liability – conversion feature	272,245	542,661
Derivative liability – warrants	10,506	50,759
Total Long Term Liabilities	838,109	1,615,613

Total Liabilities	1,978,481	2,577,369

Series A and B Convertible Preferred Stock; par value $0.001 per share 35,000,000;shares authorized; 29,402,047 and 28,152,047 shares issued and outstanding at June 30, 2008	29,402	28,152
and December 31, 2007, respectively

Stockholders' Deficit:
Common Stock; par value $0.001; 500,000,000 shares authorized;	262,506	224,506
262,506,332 and 224,506,322 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively
Additional paid-in capital	13,644,627	13,637,649
Deficit accumulated during the development stage	(15,745,089)	(16,276,446)

Total Stockholders' Deficit	(1,837,956)	(2,414,291)

Total Liabilities and Stockholders' Deficit	$169,927	$191,230

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
					April 21, 1999
	For the Three Months Ended,		For the Six Months Ended,		Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$58,568

Operating expenses:
Costs of services	-	-	-	-	95,700
Sales and marketing	-	-	-	-	53,959
Research and development	-	-	-	-	252,550
General and administrative	168,092	552,359	404,312	938,780	12,415,963
Impairment of assets	-	-	-	-	2,402,338
Impairment of investments in other companies	-	-	-	-	710,868

Total Expenses	168,092	552,359	404,312	938,780	15,931,378

Operating loss	(168,092)	(552,359)	(404,312)	(938,780)	(15,872,810)

Other income (expense):
Gain on sale of interest in CDG	-	-	200,000	-	200,000
Interest expense	(78,160)	(410,806)	(159,390)	(463,956)	(1,709,146)
Gain (loss) on derivative liabilities	474,061	617,524	895,059	402,270	1,381,367
Gain on extinguishment of debt	-	-	-	-	255,500

Total other income (expenses)	395,901	206,718	935,669	(61,686)	127,721

Net income (loss)	$227,809	$(345,641)	$531,357	$(1,000,466)	$(15,745,089)

Basic income (loss) per common share	$-	$-	$-	$(0.01)
Diluted income (loss) per common share	$-	$-	$-	$(0.01)
Weighted average number of shares outstanding:
Basic	245,995,770	114,097,641	236,420,496	110,793,359
Diluted	500,000,000	114,097,641	500,000,000	110,793,359

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From
			Inception on
			April 21, 1999
	For Six Months Ending,		through
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash Flows From Operating Activities:
Net income (loss) for the period	$531,357	$(1,000,466)	$(15,745,089)

Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Amortization of deferred financing costs and discounts on notes payable	148,628	135,934	444,852
Imputed interest on note payable	9,000	2,246	30,484
Common stock issued for interest expenses	-	300,000	565,459
Common stock issued per dilution agreement		-	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation	-	-	3,997
Amortization of deferred compensation	-	-	1,538,927
Common stock issued for services	30,000	50,000	3,221,429
Loss or (Gain) on derivative liability	(895,059)	(402,270)	(736,258)
Common stock issued for expense reimbursement	-	-	22,000
Common stock issued for technology	-	-	19,167
Impairment of investments in other companies	-	-	710,868
Impairment of assets	-	-	2,628,360
Impairment of note receivable	-	-	17,500
Prepaid services expensed	-	-	530,000
Expenses paid through notes payable proceeds	-	-	66,489
Loss on disposal of property and equipment	-	-	5,854
Preferred Stock issued to shareholder	-	-	3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	6,424	-	(17,934)
Increase (decrease) in accounts payable and accrued liabilities	(10,614)	483,603	373,526
Increase (decrease) in due to officers	254,000	-	604,000
Net Cash provided by (used) in operating activities	73,736	(430,953)	(1,886,361)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(6,689)
Purchase of scripts and deposits	-	(78,900)	(129,700)
Cash provided (used) from investing activities	-	(78,900)	(136,389)

Cash flows from financing activities:
Contributed capital	-	-	25,500
Proceeds from related party notes payable	-	132,686	1,316,613
Payments on notes payable	-	(250,000)	(254,477)
Proceeds from notes payable	-	487,000	1,167,998
Payments on related party notes payable	-	(271,888)	(125,000)
Advances from shareholder advances	17,578	-	250,520
Payments on shareholder advances	(91,349)	-	(359,457)
Cash provided by (used) in financing activities	(73,771)	97,798	2,021,697

Increase (decrease) in cash	(35)	(412,055)	(1,053)

Cash at beginning of period	122	435,533	1,140

Cash at the end of the period	$87	$23,478	$87

Supplemental Cash Flow Information:
Non - cash investing and financing transactions:
Stock issued for related party debt	-	16,078	248,581
Creation of additional debt discount	-	359,315	920,315
Accelerated amortization of disount on N/P	-	25,460	23,460
Stock issued for debt conversion	43,500	28,763	99,948
Stock issued per financing agreement	-	500,000	500,000
Derivative liability relieved by conversion	15,238	28,048	63,637

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

At June 30, 2008, the Company had a total of two (2) employees and approximately four (4) consultants, which provide services to the Company on an as needed basis. The Company also retains independent contractors on a project by project basis.

Basis of Presentation

Camelot is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to June 30, 2008. The Company has not presented the statement of stockholders’ deficit as there have been insignificant changes during the six months ended June 30, 2008.

The accompanying unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules of the regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent calendar year 2007 as reported in the Company's Form 10-KSB have been omitted.  The results of operations for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto which are part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Earnings (Loss) per Share

Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share also includes the effect of stock options, other common stock equivalents outstanding during the during the period, and assumes the conversion of the Company’s Series A and B preferred stock and conversion of convertible notes payable for the period of time such stock and notes were outstanding, if such preferred stock and convertible notes are dilutive.  For the three and six months ended June 30, 2008, dilutive securities on a fully converted basis would cause the Company to be in excess of their authorized shares of 500,000,000. Thus, the dilutive earnings per share for the three and six months ended June 30, 2008 is limited to the amount of common stock authorized by the Company’s stockholders.

The following table sets forth the computation of the numerator and of basic and diluted income (loss) per share for the three and six months ended June 30, 2008 and 2007. There were no adjustments to the denominator.

	Three Months Ended,		Six Months Ended,
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Weighted average common shares outstanding
used in calculating basic earnings (loss) per share	254,004,230	114,097,641	236,420,496	110,793,359
Effect of dilutive convertible preferred stock and notes	245,995,770	-	263,579,504	-

Weighted average common shares outstanding used in
calculating diluted earnings (loss) per share	500,000,000	114,097,641	500,000,000	111,655,743

As of June 30, 2008, the Company has only 500,000,000 shares authorized, thus the effects of convertible preferred stock and notes into common stock are limited to the amount authorized by the Company’s stockholders.

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

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the six months ended June 30, 2008, Camelot had no revenue producing operations, at June 30, 2008 a negative working capital of $1,140,285 and an accumulated deficit from Inception of $15,745,089. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consists of restructuring its debt, seeking additional financial resources from its existing investors and note holders and it’s CEO Robert Atwell.  In addition, the Company is planning a major capital raising effort during the fourth quarter of 2008. However, there can be no assurances that our efforts will be successful. During the six months ended June 30, 2008, the Company sold 2% of its interest in CDG for $200,000 and this money was used fund Camelot Entertainment Group’s operating expenses and used to reduce related-party payables. Subsequent to June 30, 2008, the Company issued $160,000 in secured notes payable, of which $40,000 was received, see Note 8 for additional information. The Company expects the current cash on hand plus additional funds expected to be received in August and September 2008 to fund operations through October 2008.

3.  INVESTMENT

On November 5, 2007, Camelot Development Group, LLC (“CDG”), which on that date was owned 100% by Camelot, entered into an Operating Agreement known as Camelot Development Tustin (“CDT”) with Janez Investments XI Tustin, LLC (“Janez”), for the purpose of master developing the Advanced Technology and Education Park (“ATEP”) in Tustin, California and the subsequent acquisition of real property through a ground lease with the South Orange County Community College District (“SOCCCD”) in order to develop and build Camelot’s first major studio complex which is planned to be located at ATEP campus (“Project”). Under the terms of the Operating Agreement, Camelot has been credited with an initial investment of $1,500,000 into the Project, representing previous expenditures made by Camelot. Janez is obligated under the terms of the CDT Agreement contribute cash to CDT in the sum of $1,500,000 as and when necessary to pay for predevelopment costs or acquisition expenses as set forth in the Business Plan for the Project.  In addition, Camelot will be responsible for one half of future expenditures once Janez $1,500,000 contribution has been extinguished.  As of June 30, 2008, Camelot was reviewing its involvement in the CDT project following a request by Janez to restructure the Operating Agreement. This request has resulted in the CDT project being placed on hold while the Company reviews its options going forward. Those options include restructuring the Operating Agreement, replacing Janez or terminating the CDT project in its current form.

The Company accounts for the investment under the equity method of accounting.  The Company did not record an initial investment in CDG as the intangible asset transferred could not be stepped up in basis because it did not have an ascertainable value nor can it be guaranteed that the asset will be ultimately recovered. In addition, the Company and Janez will be paid for their services from CDG.  Total development costs by CDG during the six months ended June 30, 2008, were $304,277 of which $146,053 was attributable to the Company. Due to the zero basis in the investment, the Company did not record any of the losses in the accompanying statement of operations in 2008. As of June 30, 2008, Janez has indicated that they will not contribute any more money to the project unless the Operating Agreement is restructured.  As of June 30, 2008, CDG did not have any significant assets or liabilities.

In January 2008, we agreed to sell up to 30% of our interest in CDG to Camelot Studio Investors, LLC (“CSI”) for up to $3,000,000 on an as needed basis.   In addition, CSI receives 100,000 shares of our $0.001 par value Series C Convertible Preferred Stock for each one half of one percent (.05%) of CDG purchased by CSI. No shares were issued during the six months ended, June 30, 2008.  Under this agreement 400,000 common shares were to be issued resulting in an estimated liability at June 30, 2008.  The managing member of CSI is Scorpion Bay, LLC, which is managed by Timothy Wilson, one of our previous directors, who resigned in May 2008. The proceeds from the sale will be utilized to retire debt and to fund operations. During the six months ended June 30, 2008, the Company sold 2% of its interest for $200,000. At June 30 2008, the Company owns approximately 48% of CDG.  No shares were sold during the second quarter of 2008 nor does the Company intend to sell additional shares unless the Operating Agreement with Janez is restructured.

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

As of June 30, 2008, Camelot estimated the fair value of the derivatives liabilities to be a total of $282,751 resulting in gain on derivative liability presented in the statement of operations for the six months ended June 30, 2008 of $295,431.  In addition, Camelot amortized $133,783 of the discount on the convertible note payable to interest expense. As of June 30, 2008, the principal balances of the notes were $900,232.

At June 30, 2008, the fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 150% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 5% of the time at an exercise price of $0.004, the holder would automatically convert at a stock price of $0.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.10 or higher, alternative financing would be initially available to redeem the note and start to increase monthly by 10% of the notes to a maximum of 75% and the trading volume would increase at 1% per month. At June 30, 2008, the fair market value of the warrants was estimated using Black Scholes with the major assumptions of (1) calculated volatility of 200%; (2) expected term of six years; (3) risk free rate of 3.45% and (4) expected dividends of zero.

During the six months ended June 30, 2008, the holders of convertible notes converted $43,500 resulting in the issuance of 36,290,000 shares of common stock. Upon conversion, the Company reclassed approximately $15,288 of the compound derivative to additional paid-in capital.

In the event of full conversion of the aggregate principal amount of the notes of $900,232 as of June 30, 2008, we would have to issue a total of 900,232,000 shares of common stock, which exceeds our authorized shares of 500,000,000. However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 13,348,556 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30 day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

In connection with the convertible note, Camelot recorded $40,140 in deferred financing costs related to cost of securing the debt. The deferred financing cost will be amortized over the life of the notes payable. During the six months ended June 30, 2008 and 2007, the Company amortized $14,844 and $18,012 of the deferred financing costs to interest expense, respectively.

5.  RELATED PARTY TRANSACTIONS

Accrued Salaries

At June 30, 2008 the Company has accrued $604,000 in compensation to its current officers.  The amount due to officers include: Robert Atwell, $460,000 and George Jackson, $144,000.

Advances from Affiliates

During the six months ended June 30, 2008, the Company received $17,578 in advances from an affiliate owned by the CEO, compared to $107,560 in advances for six months ended June 30, 2007.  During the six months ended June 30, 2008, the Company paid $91,349 of these amounts, leaving a balance due of $60,986 at June 30, 2008.  Imputed interest recorded during the six months ended June 30, 2008, related to the advances by the affiliate were $1,763.

Camelot Entertainment Group, Inc.
Notes to Financial Statements
(Unaudited)

5.  RELATED PARTY TRANSACTIONS - continued

Robert Atwell

In October 2007, the $300,000 note payable due to the Scorpion Bay, LLC was transferred to property owned by Robert Atwell in which secured the note payable. The note is due on demand and incurs interest at 6%. During the six months ended June 30, 2008, the Company accrued $9,000 in interest expense.

Scorpion Bay, LLC

Timothy Wilson (“Wilson”), one of our previous directors (resigned in May 2008) and a major stockholder of the Company, is the managing member of Scorpion Bay, LLC (“Scorpion”), which owns 50% of JIT. Wilson is also the managing member of CSI and PSP. See Note 3 and 6 for transactions.

6.  PREFERRED STOCK

In January 2008, 1,250,000 shares of Series A convertible preferred stock were issued to Scorpion Bay, LLC for services rendered in connection with the studio project. The shares were valued at $25,000 based on the estimated fair value of the Series A convertible preferred stock on the date of issuance and expensed. Scorpion Bay, LLC did not have any additional performance commitments related to the shares. At the time of issuance of the Series A convertible preferred stock, the Company did not have enough authorized shares on a fully diluted basis due to the conversion feature of the convertible notes, which caused the Series A convertible preferred stock to be tainted, and more akin to debt. In addition, management determined that the Series A convertible preferred contained compound embedded derivative liabilities under SFAS 133 and EITF 00-19, because of the classification of these securities as liabilities. The Company determined that the compound embedded conversion features required bifurcation from the remaining Series A convertible preferred and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow.

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

As of June 30, 2008, there were 8,650,957 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

As of June 30, 2008, there were 20,751,090 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

As of June 30, 2008, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $150,345 resulting in a gain on derivative liability presented in the statement of operations of $599,628. At June 30, 2008, the fair market value of the conversion feature derivative related to the Series A and B Convertible Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 190% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

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

8.  SUBSEQUENT EVENT

On August 14, 2008, the Company issued a callable secured convertible note payable for $160,000 to various holders. The Company is to receive the proceeds in three tranches: $40,000 gross proceeds were received on August 14, 2008 and $110,000 in gross proceeds to be received from late August through the end of September 2008. The note payable provided for annual interest at 10%, was secured by all of the assets of the Company, and matures on May 10, 2011. The principal and accrued interest of the note is convertible into the Company’s common stock at a variable conversion price which is 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. The Company is currently evaluating the accounting impact on the financial statements.

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

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.  At June 30, 2008, significant accounting estimates relate to the fair value of the Company’s derivative liabilities.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles accepted in the United States, which contemplate continuation of Camelot as a going concern. However, Camelot has experienced recurring operating losses and negative cash flows from operations.  This is due in part to Camelot’s focus on developing Camelot Studios at ATEP, also referred to herein as “CDT”, which has necessitated considerable monetary and time commitments from Camelot in lieu of Camelot pursuing revenue generating opportunities either through its Camelot Film Group or Camelot Production Services Group divisions. Camelot’s Board of Directors made the decision to have Camelot focus on the studio project due to the long term importance of the studio and the impact successful completion of that project will have on Camelot Studio Group and Camelot overall. As a result, Camelot has had to delay several revenue generating projects which it will implement once the basic entitlement phase has been concluded for Camelot Studios at ATEP.

Camelot’s continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. As part of our ongoing efforts to obtain additional financing, in January 2008 Camelot agreed to sell up to 30% of its interest in Camelot Development Group, LLC (“CDG”) to Camelot Studio Investors (“CSI”) for up to $3,000,000 on an as needed basis. Proceeds from the sale will be used to retire debt, provide operating expenses for Camelot and establish a reserve for contingency expenditures related to the Camelot Studios at ATEP project and Camelot Studio Group. To date, Camelot has sold a 2% interest for proceeds of $200,000.  No money was raised during the second quarter of 2008.  As of June 30, 2008, Camelot was reviewing its involvement in the CDT project following a request by Janez to restructure the Operating Agreement. This request has resulted in the CDT project being placed on hold while the Company reviews its options going forward. Those options include restructuring the Operating Agreement, replacing Janez or terminating the CDT project in its current form.

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

In addition, during 2006 and 2007 we also reached agreement with Scorpion Bay, LLC (“Scorpion”), to provide short term loans to Camelot on an as needed basis. To date, all of these loans have been repaid. Further, The Atwell Group has provided advances for certain Camelot expenses when necessary. It appears likely that such funding and financial arrangements with our current investors, note holders and our officers and directors should continue to be enough to meet all of the Company's cash requirements in 2008. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

               In May 2008, Jeff Zuckerman, Joseph Petrucelli and Timothy Wilson resigned from the Board of Directors.  The company will search for replacements for the three board of director positions.

On June 30, 2008, there were 8,650,957 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On June 30, 2008, there were 20,751,090 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

Plan of Operations

Overview

Camelot Entertainment Group is working to become a fully integrated, broad based entertainment company whose planned future global operations expect to encompass motion picture production and distribution, television programming, production and syndication, home video acquisition and distribution, digital media production and distribution, development and operation of studio facilities, development of new technologies, and distribution of filmed entertainment worldwide. We are planning to become a global leader in the creation, production, distribution, licensing and marketing of all form of creative content and their related businesses across all current and emerging media and platforms. If we are successful in implementing our business model, we could have a major impact on the industry in every aspect from feature film, television and home entertainment production and distribution to DVD, digital distribution, licensing and entertainment related digital media.

Our Company is divided up into three major divisions, Camelot Film Group, Camelot Studio Group and Camelot Production Services Group.

During the first half of fiscal year 2008, the Company’s focus continued to be on two specific areas: the ongoing development of Camelot Studios at ATEP under our Camelot Studio Group division and the emergence of Camelot Film and Media Group as it prepares to unveil its Camelot Production Model (“CPM”). During the second half of 2008, the Company plans to refocus its efforts on shorter term revenue generating activities, including the unveiling of the CPM and providing various services through our Camelot Production Services Group division. In order to implement our plans to become a global media and entertainment company, it is critical that we build a solid foundation to build upon, and that begins with making sure that each division is carefully structured and that their respective business models are implemented in accordance with those designs.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION  - continued

Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.  Our current liquidity and capital resources are provided principally through our current agreements with The Atwell Group, Inc., which are discussed below under Recent Financing. During the six months ended June 30, 2008, Camelot had no revenue producing operations, at June 30, 2008 a negative working capital of $1,140,284 and an accumulated deficit from Inception of $15,745,089. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consists of restructuring its debt and seeking additional financial resources from its existing investors, note holders and CEO Robert Atwell.   During the six months ended June 30, 2008, the Company sold 2% of its interest in CDG for $200,000 and this money was used fund Camelot Entertainment Group’s operating expenses and to reduce related party payables.  As of August 2008, NIR has committed to loaning the Company $150,000 starting in the third quarter of 2008.

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

CSI receives 100,000 shares of our $0.001 par value Series C Convertible Preferred Stock for each one half of one per cent (.05%) of CDG purchased by CSI. The managing member of CSI is Scorpion Bay, LLC (“Scorpion”), which is managed by Timothy Wilson, one of our at-large directors. The proceeds from the sale will be utilized to retire debt, pay operating expenses and provide a contingency reserve for Camelot Studio Group and the Camelot Studios at ATEP project.  As of March 31, 2008, the company received $200,000 from CSI and no shares were issued.  Based on the formula above the Company was to issue 400,000 common shares, which would have resulted in a liability of $2,200 as of June 30, 2008.  During the second quarter, the Company did not receive any funds from CSI and the joint venture partner Janez has indicated that no funds will be raised in the future from CSI unless the CDT Operating Agreement was restructured.

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

The aggregate principal amount of the Notes is $900,848. The estimated conversion price of the Notes is $0.001 based on the following: $0.001 was the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading days prior to June 30, 2008, less a 40% discount. Thus, at a discounted price-per-share of $0.001, 900,848,000 shares of the Company's common stock would be issuable upon conversion of $900,848 into common shares of the Company ("Conversion Shares"). However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 11,527,000 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30 day period.

The following table shows the effect on the number of shares issuable upon full conversion, in the event the common stock price declines by 25%, 50% and 75% from its the most recent trading price.  The companies shares can not be converted below par value of .001.

		Price Decreases By
	6/30/2008	25%	50%	75%
Average Common Stock Price (as defined above)	$0.001	$0.00	$0.000	$0.00
Conversion Price (40% Discount)	$0.001	$0.001	$0.000	$0.00
100% Conversion Shares	900,848,000

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

The Atwell Group

During the six months ended, June 30, 2008, The Atwell Group, Inc. has paid for expenses on behalf of Camelot as needed. With the occurrence of other financial resources becoming available, the amount of resources committed by The Atwell Group has diminished when compared to prior years. The Atwell Group, Inc. is owned by our Chairman, Robert Atwell.

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

SIX MONTH PERIOD ENDED JUNE 30, 2008, COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2007:

The Company did not generate any revenue during the six months ended, June 30, 2008 or 2007.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $12,415,963 of general and administrative expenses since its inception. General and administrative expenses were $404,312 for the six months ended June 30, 2008, respectively, compared to $938,780 for the six months ended June 30, 2007. Decrease in expenses primarily due to a reduction in professional fees and services primarily related to the studio project.  The majority of these expenditures were paid by Camelot Development, LLC during the six months ended June 30, 2008.

The general and administrative expenses for the six-month period were comprised of $260,000 of officers salaries and $56,778 of professional services, rent $36,075, administrative costs and fees $26,250, insurance costs $8,550 and $13,658 in other administrative costs.

Other income (expense) for the six months ended June 30, 2008, was $935,669, which consisted of a $200,000 gain on sale of a 2% interest in CSI and a gain of $895,059 from the change in the fair value of the Company’s derivative liabilities on its convertible note and preferred stock. Interest expense during the six months ended, June 30, 2008 was $159,390.  During the six months ended June 30, 2007, other income (expense) of ($61,686) consisted of a gain on derivative liabilities of $402,270 and interest expense of $463,956.

 THREE MONTH PERIOD ENDED JUNE 30, 2008, COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2007:

General and administrative expenses were $168,092 for the three-month period ended, June 30, 2008, respectively, compared to $552,359 for the three month period ended, June 30, 2007.  Decrease in expenses is primarily due to a large reduction in professional fees and services related to the studio project.  The majority of these expenditures were paid by Camelot Development, LLC during the six months ended June 30, 2008.

The general and administrative expenses for the three-month period were comprised of $127,000 of officers salaries, $18,000 for office rent, $10,000 professional fees and $10,092 in other administrative costs.

Other income (expenses) for the three month period ended, June 30, 2008 was $395,901, which consisted of a gain of $474,061 from the change in the fair value of the Company’s derivative liabilities on its convertible note and preferred stock. Interest expense during the three months ended, June 30, 2008 was $78,160.  During the three months ended June 30, 2007, other income (expense) of $206,718 consisted of a gain on derivative liabilities of $617,524 and interest expense of $410,806.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

Risk Factors - continued

We have a limited operating history as a motion picture, television and digital media company in which to evaluate our business

As Camelot Entertainment Group, we have a limited operating history as a motion picture, television and digital media company. To date, we have generated no revenues and a limited operating history as a motion picture company upon which an evaluation of our future success or failure can be made. Our primary focus has been the development of Camelot Studios at ATEP and to a lesser scale project development within Camelot Film Group. As a result, many of our planned divisions are not operational or have very limited operations as of June 30, 2008. While current company assets and financial commitments are suitable for the projected financial needs forecast during 2008, we do not know at this time the outlook for 2009 and beyond. No assurances of any nature can be made to investors that the company will be profitable. There can be no assurances that our management will be successful in managing the Company as a motion picture, television and digital media company.

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

We are subject to a working capital deficit, which means that our current assets at March 31, 2008, were not sufficient to satisfy our current liabilities

As of June 30, 2008, we had a working capital deficit of $1,140,285, which means that our current liabilities of $1,140,372 exceeded our current assets of $87 by that amount on June 30, 2008. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2008, were not sufficient to satisfy all of our current liabilities on that date. We will have to raise additional capital or debt to fund the deficit.

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

Changes in Internal Control Over Financial Reporting
To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the three months ended, June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

Date: August 19, 2008	By:	/s/ ROBERT P. ATWELL
Title: Chief Executive Officer

Date: August 19, 2008	By:	/s/ GEORGE JACKSON
Title: Chief Financial Officer