Form 10-Q
period 2008-09-30
Camelot Entertainment Group, Inc.
filed 2008-12-15
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes ☐ No ☒

As of September 30, 2008 the Registrant had outstanding 71,853,608 shares of Common Stock, $0.001 par value. The registrant had outstanding 3,695,521 shares of Preferred Stock series A, B, and C par value $0.001.

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

Camelot Entertainment Group, Inc. (A Development Stage Company)
Balance Sheets

ASSETS
	September 30,	December 31,
	2008	2007
	Unaudited	Audited
Current Assets
Cash	$126	$122
Prepaid Expenses	-	6,424
Total Current Assets	126	6,546

School District Deposit	-	50,000
Deferred Financing Costs	-	54,984
Scripts Costs	-	79,700
Total other assets	-	184,684

Total Assets	$126	$191,230

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accured Liabilities	$205,705	$176,999
Accrued Expenses to Related Parties	574,530	350,000
Note Payable to Shareholder	298,500	300,000
Shareholder Advances	11,200	134,757
Convertible Note Payable	15,000	-
Total Current Liabilities	1,104,935	961,756

Long Term Liabilities
Derivative Liability - Preferred Stock Series A, B, and C	103,864	726,223
Secured Convertible Note Payable - NIR Fairhill net of discount	150,829	295,970
Derivative Liability - Compound	379,406	542,661
Derivative Liability - Warrant	89,927	50,759

Total Long Term Liabilities	724,026	1,615,613

Total Liabilities	1,828,961	2,577,369

Series A, B, C Convertible Preferred Stock	32,904	28,152
par value $.001 per share, 35,000,000 shares authorized: 1,347,510, 1,196,510 and 1,151,500 shares issued and 294,020, 281,520 and 0 outstanding as of September 30, 2008 and December 31, 2007, respectively.

Stockholders' Deficit

Common Stock; Par Value $.001 Per Share; Authorized
500,000,000 Shares; 72,161,942 and 2,553,396 Shares
Issued; and 71,853,608 and 2,245,063 Outstanding at September 30, 2008 and December 31, 2007, respectively.	71,854	224,506
Additional Paid-In Capital	14,041,174	13,637,649
Deficit Accumulated During the Development Stage	(15,974,767)	(16,276,446)

Total Stockholders' Deficit	(1,861,739)	(2,414,291)

Total Liabilities and Stockholders' Deficit	$126	$163,078

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statements of Operations
Unaudited

					From
					Inception on
					April 21, 1999
	For Three Months ended,		For nine months ended,		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$58,568

Total Revenue	$-	$-	$-	$-	$58,568

EXPENSES
Costs of Services	-	-	-	-	95,700
Sales and Marketing	-	-	-	-	53,959
Research and Development	-	-	-	-	252,550
General and Administrative	472,957	238,758	874,769	1,177,537	12,886,420
Impairment of Assets	-	-	-	-	2,402,338
Impairment of Investments in Other Companies	-	-	-	-	710,868

Total Expenses	472,957	238,758	874,769	1,177,537	16,401,835

NET OPERATING LOSS	(472,957)	(238,758)	(874,769)	(1,177,537)	(16,343,267)

OTHER INCOME (EXPENSES)
Interest Expense	(86,348)	(121,979)	(245,738)	(585,935)	(1,795,495)
Gain on Derivative Liabilities	327,522	785,182	1,222,187	1,187,452	1,708,495
Other Income - CSI investors	-	-	200,000	-	200,000
Gain on extinguishment of debt	-	-	-	-	255,500

Total Other Income (Expenses)	241,174	663,203	1,176,449	601,517	368,500

NET INCOME (LOSS)	$(231,783)	$424,445	$301,680	$(576,020)	$(15,974,767)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.03)	$0.35	$0.07	$(0.05)
DILUTIVE INCOME (LOSS) PER COMMON SHARE	$(0.03)	$0.00	$0.00	$(0.05)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	7,556,033	1,225,416	4,120,814	1,229,582
DILUTIVE	7,556,033	300,000,000	500,000,000	1,229,582

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			From
			Inception on
			April 21, 1999
	For Nine Months Ended		through
	September 30,	September 30,	September 30,
	2008	2007	2008

OPERATING ACTIVITIES
Net (loss) income for the period	$301,680	$(576,020)	$(15,974,767)

Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Amount of Deferred Financing Cost	-	25,338	-
Amount of Discount associated with Note Payable -NIR & Scorpion Bay LLC	179,659	201,949	475,883
Imputed Interest on Note Payable	13,500	2,908	34,984
Gain (loss) on Derivative Liability	(1,222,187)	(1,187,452)	(1,063,386)
Common Stock issued for interest expenses	14,000	300,000	579,459
Common stock issued per dilution agreement	-	-	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation	-	-	3,997
Amortization of deferred compensation	-	-	1,538,927
Common Stock issued for services	287,549	70,054	3,478,978
Common Stock issued for expense reimbursement	-	-	22,000
Common Stock issued for technology	-	-	19,167
Impairment of investments in other companies	-	-	710,868
Impairment of assets	129,700	-	2,758,060
Prepaid services expensed	-	-	536,424
Expenses paid through notes payable proceeds	-	-	66,439
Loss on disposal of property and equipment	-	-	5,854
Preferred Stock issued to shareholder	-	-	3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	6,424	-	(6,858)
Increase (decrease) in accounts payable & other a/p	28,706	523,872	412,896
Increase (decrease) in due to officers	224,530		574,530
Net Cash provided (used) by operating activities	(36,439)	(639,351)	(1,996,536)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(6,689)
Purchase of assets-Script Costs/business deposits	-	(103,900)	(129,700)
Cash provided (used) from investing activities	-	(103,900)	(136,389)

Cash flows from financing activities:
Contributed capital			25,500
Proceeds from related party note payable	-	156,565	1,191,613
Proceeds from Convertible note payable	150,000	709,800	1,317,998
Advances to affiliate / shareholders loans	29,107	(295,051)	264,232
Payments from shareholder advances	(142,664)	(13,000)	(412,955)
Principal Payment on short term note	-	(250,000)	(254,477)
Cash provided (used) in financing activities	36,443	308,314	2,131,911

Increase (decrease) in cash	4	(434,937)	(1,014)

Cash at beginning of period	122	435,533	1,140

Cash at the end of the period	$126	$596	$126

Non - Cash Transactions

Stock issued for related party debt	-	16,078	248,581
Creation of additional debt discount	-	320,315	920,315
Accelerated amortization of disount on Note Payable	-	40,011	40,011
Stock issued for debt conversion	30,701	50,912	87,149
Stock issued per finance agreement	-	-	500,000
Derivative liability relieved by conversion	19,722	35,204	68,121

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
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Camelot Entertainment Group, Inc. (the “Company” or “Camelot”), a Delaware corporation, is a development stage film, television, digital media and entertainment company. The Company classifies its businesses into the following three major divisions:

●	Camelot Film Group, consisting principally of feature film, television, home video, and digital media production and distribution;

●	Camelot Studio Group, consisting principally of site acquisition, design, development and operation of Camelot Studio locations domestically and internationally;

●	Camelot Production Services Group, consisting principally of consulting, education, finance, production support and technology services.

At September 30, 2008, the Company had a total of two (2) employees and approximately four (4) consultants, which provide services to the Company on an as needed basis. The Company also retains independent contractors on a project-by-project basis. The Company has reorganized its operating structure to minimize expenses during the current uncertain economic conditions while maintaining its ongoing and planned activity levels, including planned acquisitions, by outsourcing professional and industry services whenever and wherever possible. The Company has been severely impacted by the recent worldwide economic downturn. The steps the Company has taken are designed to allow it to withstand current market conditions and continue operations, albeit on a minimal basis. The Company is currently relying on advances from its Chairman, Robert Atwell, to sustain operations until it can obtain additional funding or generate revenues through ongoing operations or as a result of contemplated acquisitions which, if completed, could generate ongoing revenues for the Company. In the event Atwell is unable to make advances and no other funding and or revenues can be generated, the Company would be forced to further reduce operations until such funding and or revenues could be generated.

Basis of Presentation

Camelot is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to September 30, 2008. The Company has not presented the statement of stockholders’ deficit for the nine months ended September 30, 2008, as the significant transactions relate to the issuance of common stock issued for services and conversions of debt which are described elsewhere in the document.

The accompanying unaudited financial statements as of September 30, 2008 and for the nine months ended September 30, 2008 and 2007, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules of the regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent calendar year 2007 as reported in the Company's Form 10-KSB have been omitted.  The results of operations for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto which are part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Script Costs

Camelot capitalizes costs it incurs to buy or develop scripts that will later be used in the production of films according to the guidelines in Statement of Position (“SOP”) SOP 00-2. During the nine months ended Camelot expensed all script costs previously capitalized of $79,700 as the scripts were not in production and had been outstanding in excess of three years.

Modifications to Convertible Debt

The Company accounts for modifications of ECFs in accordance with EITF 06-6 “Debtors Accounting for a Modification (or exchange) of Convertible Debt Instruments”.  EITF 06-6 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered a substantial (i.e. greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Earnings (Loss) per Share

Basic earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share also includes the effect of stock options, other common stock equivalents outstanding during the during the period, and assumes the conversion of the Company’s Series A and B preferred stock and conversion of convertible notes payable for the period of time such stock and notes were outstanding, if such preferred stock and convertible notes are dilutive.  For the three and nine months ended September 30, 2008, dilutive securities on a fully converted basis would cause the Company to be in excess of their authorized shares of 500,000,000. Thus, the dilutive earnings per share for the nine months ended September 30, 2008 is limited to the amount of common stock authorized by the Company’s stockholders.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings (Loss) per Share - continued

The following table sets forth the computation of the numerator and of basic and diluted income (loss) per share for the three and nine months ended September 30, 2008 and 2007. There were no adjustments to the denominator.

	Three Months September 30, 2008	Three Months September 30, 2007	Nine Months September 30, 2008	Nine Months September 30, 2007

Weighted average common shares outstanding
Used in calculating basic earnings (loss) per share	7,556,033	1,225,416	4,120,814	1,229,582
Effect of dilutive convertible preferred stock and notes	-	298,774,584	495,879,186	-

Weighted average common shares outstanding used in
Calculating diluted earnings (loss) per share	7,556,033	300,000,000	500,000,000	1,229,582

As of September 30, 2008, the Company has only 500,000,000 shares authorized, thus the effects of convertible preferred stock and notes into common stock are limited to the amount authorized by the Company’s stockholders.

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

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the nine months ended September 30, 2008, Camelot had no revenue producing operations, at September 30, 2008 a negative working capital of $1,104,809 and an accumulated deficit from Inception of $15,974,767. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consist of restructuring its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and it’s CEO Robert Atwell.  In addition, the Company is planning a major capital raising effort during the fourth quarter of 2008 or early 2009. However, especially due to the current worldwide economic conditions, there can be no assurances that our efforts will be successful. If current conditions persist, the Company may have to delay its planned major capital raising efforts. During the nine months ended September 30, 2008, the Company sold 2% of its interest in CDG for $200,000 and this money was used fund Camelot Entertainment Group’s operating expenses and used to reduce related-party payables. During the quarter, the Company issued $160,000 in secured notes payable, see Note 8 for additional information.

3.  INVESTMENT

On November 5, 2007, Camelot Development Group, LLC (“CDG”), which on that date was owned 100% by Camelot, entered into an Operating Agreement known as Camelot Development Tustin (“CDT”) with Janez Investments XI Tustin, LLC (“Janez”), for the purpose of master developing the Advanced Technology and Education Park (“ATEP”) in Tustin, California and the subsequent acquisition of real property through a ground lease with the South Orange County Community College District (“SOCCCD”) in order to develop and build Camelot’s first major studio complex which is planned to be located at ATEP campus (“Project”). Under the terms of the Operating Agreement, Camelot has been credited with an initial investment of $1,500,000 into the Project, representing previous expenditures made by Camelot. Janez is obligated under the terms of the CDT Agreement contribute cash to CDT in the sum of $1,500,000 as and when necessary to pay for predevelopment costs or acquisition expenses as set forth in the Business Plan for the Project.  In addition, Camelot will be responsible for one half of future expenditures once Janez $1,500,000 contribution has been extinguished.  As of September 30, 2008, Camelot has terminated its involvement in the CDT project following a request by Janez to restructure the Operating Agreement. This request has resulted in the CDT project being mutually terminated by Camelot and the SOCCCD.

The Company accounts for the investment under the equity method of accounting.  The Company did not record an initial investment in CDG as the intangible asset transferred could not be stepped up in basis because it did not have an ascertainable value nor can it be guaranteed that the asset will be ultimately recovered. In addition, the Company and Janez will be paid for their services from CDG.  Total development costs by CDG during the nine months ended September 30, 2008, were $304,277 of which $146,053 was attributable to the Company. Due to the zero basis in the investment, the Company did not record any of the losses in the accompanying statement of operations in 2008. As of September 30, 2008, the project has been terminated. In connection with the termination, the Company expensed the $50,000 deposit that had previously paid.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

3.  INVESTMENT - continued

In January 2008, we agreed to sell up to 30% of our interest in CDG to Camelot Studio Investors, LLC (“CSI”) for up to $3,000,000 on an as needed basis.   In addition, CSI receives 1,000 shares of our $0.001 par value Series C Convertible Preferred Stock for each one half of one percent (.05%) of CDG purchased by CSI. 11,515 Series C Convertible Preferred Shares were issued to eleven shareholders during the nine months ended, September 30, 2008.  The managing member of CSI is Scorpion Bay, LLC, which is managed by Timothy Wilson, one of our previous directors, who resigned in May 2008. The proceeds from the sale were to be utilized to retire debt and to fund operations. During the nine months ended September 30, 2008, the Company sold 2% of its interest for $200,000 in cash and another 3% for additional debt converted into shares. At September 30 2008, the Company investment in CDG is not relevant since the CDT project has been terminated.

4.  CONVERTIBLE NOTES PAYABLE

2006 and 2007 Convertible Notes Payable

On December 27, 2006, Camelot issued a callable secured convertible note payable for $1,000,000 to various holders. Camelot received the proceeds in two tranches: $600,000 gross proceeds were received in December 2006 and $400,000 in gross proceeds was received in June 2007 when the required registration statement was deemed effective. The note payable provided for annual interest at 8%, was secured by all of the assets of the Company, and matures on December 27, 2009. The principle and accrued interest of the note is convertible into Camelot’s common stock at a variable conversion price, which is 40% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. In addition, these notes have registration rights agreements, which call for liquidated damages in the event an effective registration statement is not filed within a timely basis. In addition, the holders of these notes and the placement agent were issued seven-year warrants to purchase 105,826 common shares at an exercise price of $15.00 per share. The warrants were issued in connection with the first tranche received.

Camelot evaluated the notes and warrants under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and determined that the notes contained compound embedded derivative liabilities. The warrants were also determined to be liabilities under SFAS 133 and EITF 00-19. Camelot determined that the compound embedded conversion features required bi-furcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The fair market value of the warrants was estimated using the Black Scholes model.

On August 14, 2008, in connection with a subsequent funding discussed below, the Company modified the interest rate to 10% and the discount on conversion to 50%. The Company determined that this modification was considered “significant” and thus qualified the note for extinguishments under EITF 06-6. Thus the Company accounted for the extinguishment of the convertible notes, warrants and embedded conversion feature in accordance with APB 26. In accordance with these provisions, the Company recorded a non-cash loss on the extinguishment based on the difference between the fair value of the new instruments issued and the difference between the carry value and stated value of the convertible debt and fair value of the derivative liabilities immediately prior to extinguishment.  In connection with the modification, the Company recorded an extinguishment loss of $211,212 which is recorded in the gain on derivative liability on the accompanying statement of operations.

2008 Convertible Notes Payable

On August 14, 2008, Camelot issued a callable secured convertible note payable for $160,000 to various holders. Camelot received the proceeds in August and September 2008. The note payable provided for annual interest at 10%, was secured by all of the assets of the Company, and matures on May 10, 2011. The principle and accrued interest of the note is convertible into Camelot’s common stock at a variable conversion price which is 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. The proceeds were used for working capital purposes and advances from related parties. In addition, the investors shall receive 20,000,000 cashless warrants at an exercise price of $0.01 which expire in seven years.

Camelot evaluated the notes and warrants under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and determined that the notes contained compound embedded derivative liabilities. The warrants were also determined to be liabilities under SFAS 133 and EITF 00-19. Camelot determined that the compound embedded conversion features required bi-furcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The fair market value of the warrants was estimated using the Black Scholes model.

Conversions and Valuation of Derivative Liabilities

As of September 30, 2008, Camelot estimated the fair value of the derivatives liabilities to be a total of $379,406 resulting in gain on derivative liability presented in the statement of operations for the nine months ended September 30, 2008 of $503,480, including a day one charge related to the additional $160,000 in convertible notes payable of $1,378,742. As of September 30, 2008, the principal balances of the notes were $1,055,498.

At September 30, 2008, the fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 5% of the time at an exercise price of $0.0034, the holder would automatically convert at a stock price of $20.00 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $10.00 or higher, alternative financing would be initially available to redeem the note and start to increase monthly by 10% of the notes to a maximum of 75% and the trading volume would increase at 1% per month. At September 30, 2008, the fair market value of the warrants was estimated using Black Scholes with the following weighted average major assumptions of (1) calculated volatility of 250%; (2) expected term of six years; (3) risk free rate of 3.15% and (4) expected dividends of zero.

During the nine months ended September 30, 2008, the holders of convertible notes converted $20,701 resulting in the issuance of 1,917,200 shares of common stock. Upon conversion, the Company reclassed approximately $19,722 of the compound derivative to additional paid-in capital.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

4.  CONVERTIBLE NOTES PAYABLE - continued

Conversions and Valuation of Derivative Liabilities - continued

In the event of full conversion of the aggregate principal amount of the notes of $1,055,498 as of September 30, 2008, we would have to issue a total of 1,761,246,950 shares of common stock, which exceeds our authorized shares of 500,000,000. However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 4,000,000 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes, as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

Transfer of Note Payable

On August 28, 2008, the Company’s CEO entered into an agreement with a third party to assume $25,000 of amounts due to him from the Company. Under the terms of the agreement, the note accrues interest at 15%, is due in one year, and is convertible at 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion.  Due to the significant changes to the term of the loan the Company treated the modification as an extinguishment. There was no impact on the financial statements. On September 12, 2008, the third party converted $10,000 of the note into 2,000,000 shares of common stock. In connection of the issuance the Company recorded a beneficial conversion of approximately $12,000.

5.  RELATED PARTY TRANSACTIONS

Accrued Salaries

At September 30, 2008 the Company has accrued $574,530 in compensation to its current officers.  The amount due to officers includes: Robert Atwell, $435,000 and George Jackson, $139,530.

Advances from Affiliates

During the nine months ended September 30, 2008, the Company received $29,107 in advances from an affiliate owned by the CEO. During the nine months ended September 30, 2008, the Company paid $142,664 of these amounts, leaving a balance due of $11,200 at September 30, 2008.
Robert Atwell

In October 2007, the $300,000 note payable due to the Scorpion Bay, LLC was transferred to property owned by Robert Atwell in which secured the note payable. The note is due on demand and incurs interest at 6%. During the nine months ended September 30, 2008, the Company accrued $13,500 in interest expense. As of September 30, 2008, the principal balance due on this note was $275,000 due to the transfer of liability discussed above. See subsequent events for additional transfers of the liability to third parties.

Scorpion Bay, LLC

Timothy Wilson (“Wilson”), one of our previous directors (resigned in May 2008) and a stockholder of the Company, is the managing member of Scorpion Bay, LLC (“Scorpion”), which owns 50% of JIT. Wilson is also the managing member of CSI and PSP. See Note 3 and 6 for transactions.

6.  PREFERRED STOCK

As of September 30, 2008, there were 1,347,510 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

As of September 30, 2008, there were 1,196,510 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On January 8, 2008, Camelot established a Series C Convertible Preferred Class of stock of which 10,000,000 shares were authorized. The Series C Convertible Preferred converts to one share of common stock for every one share of Series C Convertible Preferred Stock. Each share of Series C Preferred Stock is entitled to one vote. The Company’s Series A and B are superior to the Series C Convertible Preferred. To date 1,151,500 Series C Convertible Preferred shares have been issued.

Issuances of Preferred Stock

On January 1, 2008, 12,500 shares of Series A convertible preferred stock were issued to Scorpion Bay, LLC for services rendered in connection with the studio project. The shares were valued at $25,000 based on the estimated fair value of the Series A convertible preferred stock on the date of issuance and expensed. The fair value is based upon the closing market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist.  All shares discussed below are valued using the same assumptions.

On August 13, 2008, the Company issued Scorpion Bay, LLC 7,500 $0.001 par value Class C Convertible Preferred shares at $0.05 per share in reference to the development of ATEP.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

6.  PREFERRED STOCK - continued

Issuances of Preferred Stock - continued

On August 13, 2008, the Company issued Tim McCullium 500 $0.001 par value Class C Convertible Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued George Jackson 1,000 $0.001 par value Class C Convertible Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued The Atwell Group 30,000 $0.001 par value Class C Convertible Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Sea Castle, LLC 500 $0.001 par value Class C Convertible Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Joseph Petrucelli 1,000 $0.001 par value Class C Convertible Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Pacific Surf Partners, LP 2,500 $0.001 par value Class C Convertible Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Octy, Inc. 7,750 $0.001 par value Class C Convertible Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Jeff Brown 500 $0.001 par value Class C Convertible Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Irene Aurand 250 $0.001 par value Class C Convertible Preferred shares at $0.005 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued George Jackson 10,000 shares of its $0.001 par value Class B Convertible Preferred stock at $0.05 per Share for services and other consideration rendered to the Company.

On August 13, 2008, the Company issued George Jackson 10,000 shares of its $0.001 par value Class A Convertible Preferred stock at $0.20 per Share for services and other consideration rendered to the Company.

On August 13, 2008, the Company issued Robert Atwell 30,000 shares of its $0.001 par value Class A Convertible Preferred stock at $0.20 per Share for services and other consideration rendered to the Company.

On September 26, 2008, the Company issued George Jackson 100,000 shares of its $0.001 par value Class B Convertible Preferred stock at $0.022 per Share for services and other consideration rendered to the Company.

On September 26, 2008, the Company issued Robert Atwell 1,000,000 shares of its $0.001 par value Class B Convertible Preferred stock at $0.022 per Share for services and other consideration rendered to the Company.

On September 26, 2008, the Company issued George Jackson 100,000 shares of its $0.001 par value Class C Convertible Preferred stock at $0.0022 per Share for services and other consideration rendered to the Company.

On September 26, 2008, the Company issued Robert Atwell 1,000,000 shares of its $0.001 par value Class C Convertible Preferred stock at $0.0022 per Share for services and other consideration rendered to the Company.

Derivative Valuation

At the time of issuance of the Series A, B and C convertible preferred stock, the Company did not have enough authorized shares on a fully diluted basis due to the conversion feature of the convertible notes, which caused the Series A, B and C convertible preferred stock to be tainted, and more akin to debt. In addition, management determined that the Series A convertible preferred contained compound embedded derivative liabilities under SFAS 133 and EITF 00-19, because of the classification of these securities as liabilities. The Company determined that the compound embedded conversion features required bifurcation from the remaining Series A, B and C convertible preferred and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

6.  PREFERRED STOCK - continued

Derivative Valuation - continued

On the date of the issuance, the fair market value of the compound embedded derivative associated with the Series A, B and C convertible preferred stock was estimated to be $143,118 and resulted in the Series A, B and C convertible preferred stock being discounted to its par value. Due to the excess fair value of the compound embedded derivative over the proceeds of $46,885, the Company recorded an immediate charge to derivative gain (loss).

As of September 30, 2008, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $103,864 resulting in a gain on derivative liability presented in the statement of operations of $718,707. At September 30, 2008, the fair market value of the conversion feature derivative related to the Series A, B and C Convertible Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following weighted average assumptions: the stock price would increase in the short term at the cost of equity with a 190% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

7.  STOCKHOLDERS’ DEFICIT

On February 18, 2008, the Company’s board of directors increased the authorized shares of common stock to 500,000,000.

Reverse Stock Split

On August 19, 2008, the Board of Directors approved a 100-for-1 reverse stock split of all of our outstanding common and preferred stock. As a result of the reverse stock split, effective August 29, 2008, the number of outstanding common shares was reduced from 434,727,332 to 4,347,316, as of August 29, 2008, and the number of our outstanding preferred stock was reduced from 39,552,047 to 395,521. All references to our common stock in the balance of this Report have been restated to reflect the reverse stock split.

Common Stock Issued for Services and Other Consideration

Closing Market Price is determined by the closing bid price of the stock at the market close, which is normally 4 p.m. EST

For all common stock issued the shares were valued based on the closing market price of the Company’s common stock on the date of issuance and expensed immediately as there were no future performance requirements.

On February 24, 2008, the Company issued 10,000 shares of common shares valued at $0.50 per share to a public relations firm for professional services rendered in connection with the Tustin Studio project.

On August 1, 2008, the Company issued 1,000,000 shares to an escrow account for future funding and other corporate transactions in order to meet current and contemplated terms and conditions of consulting and funding agreements. The issuance did not have a financial statement impact. As of September 30, 2008, 990,000 of these shares are held in treasury.

On August 13, 2008, the Company issued Scorpion Bay, LLC 92,210 Shares at $0.05 per share in accordance with various agreements between the Company and Scorpion Bay in reference to the development of Camelot Studios at ATEP at the Advanced Education and Technology Park (“ATEP”) in Tustin, California.

On August 13, 2008, the Company issued George Jackson, our CFO, 200,000 Shares at $0.05 per share for services rendered to the Company.

On August 13, 2008, the Company issued The Atwell Group 280,000 shares at $0.05 per share for services and other consideration provided by Robert Atwell, our CEO.

On August 13, 2008, the Company issued The Corporate Solution, Inc. 100,000 shares at $0.03 per share for services and other consideration provided to the Company. The Corporate Solution is owned by Robert Atwell, our CEO.

On August 27, 2008, the Company issued Jeff Brown 10,000 shares at $0.03 per share for services and other consideration in reference to the development of Camelot Studios at ATEP at the Advanced Education and Technology Park (“ATEP”) in Tustin, California, through our Camelot Studio Group division. These shares were issued from the escrow shares.

On September 5, 2008, the Company issued Patrick Winn 250,000 shares at $0.012 per share for administrative services rendered to the Company.

On September 18, 2008, the Company issued Robert Atwell 2,000,000 shares at $0.003 per share for services rendered to the Company and other consideration.

On September 18, 2008, the Company issued George Jackson 300,000 shares at $0.003 per share for services rendered to the Company and other consideration.

On September 19, 2008, the Company issued Robert Atwell 5,000,000 shares at $0.002 per share for services rendered to the Company and other consideration.

On September 19, 2008, the Company issued George Jackson 1,000,000 shares at $0.002 per share for services rendered to the Company and other consideration.

On September 19, 2008, the Company issued Patrick Winn 500,000 shares at $0.002 per share for administrative services rendered to the Company and other consideration.

On September 26, 2008, the Company issued George Jackson 2,000,000 shares at $0.002 per share for services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Robert Atwell 31,818,180 shares at $0.002 per share for services rendered to the Company and other consideration.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

7.  STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued for Services - continued

On September 26, 2008, the Company issued Chris Flannery 1,000,000 shares at $0.002 per share for legal services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Thomas Stepp 1,000,000 shares at $0.002 per share for legal services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Patrick Winn 500,000 shares at $0.002 per share for administrative services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Joe Petrucelli 1,000,000 shares at $0.002 per share for legal services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Vince Monaco 1,000,000 shares at $0.002 per share for consulting services related to ATEP rendered to the Company and other consideration.

On September 26, 2008, the Company issued Phillip Parsons 1,000,000 shares at $0.002 per share for services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Douglas Warner 2,000,000 Shares at $0.002 per share for consulting services related to ATEP rendered to the Company and other consideration.

On September 27, 2008, the Company issued Gary Bastien 2,000,000 Shares at $0.002 per share for consulting services related to ATEP rendered to the Company and other consideration.

On September 27, 2008, the Company issued John Lewis 2,000,000 Shares at $0.002 per share for consulting services related to ATEP rendered to the Company and other consideration.

On September 27, 2008, the Company issued Jeffory Smith 1,000,000 Shares at $0.002 per share for consulting services related to ATEP rendered to the Company and other consideration.

On September 27, 2008, the Company issued Tamara Atwell 2,272,727 Shares at $0.002 per share for administrative services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Susan Sanchez 2,272,727 Shares at $0.002 per share for administrative services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Patrick Winn 2,272,727 Shares at $0.002 per share for administrative services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Phillip Parsons 2,272,727 Shares at $0.002 per share for consulting services related to ATEP rendered to the Company and other consideration.

8. SUBSEQUENT EVENTS

Transfer of Related Party Note Agreement

At various times the Company’s CEO transferred to third parties amounts that were due to him under a note payable. Under the transfer agreement the third party received a convertible note (included in the“Wrap-Around Agreement”) with an interest rate of 15%, a term of one year, and at the option of the holder at any time after the issuance of the note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at the price of 50 % discount of the average three lowest bids on the day of conversion. The following is a summary of the notes issued.

On October 1, 2008, the Company entered into a $14,950 Wrap-Around Agreement with La Jolla Investment Partners. Under that agreement, La Jolla Investment Partners converted $14,950 in Company debt it had acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued La Jolla Investment Partners 7,000,000 Shares at $0.004 per share.

On October 1, 2008, the Company entered into a $14,950 Wrap-Around Agreement with Tania Babeshoff. Under that agreement, Tania Babeshoff converted $14,950 in Company debt she had acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued Tania Babeshoff 7,000,000 shares at $0.004 per share.

On October 1, 2008, the Company entered into a $35,000 Wrap-Around Agreement with AlphaTrade.

On October 2, 2008, the Company entered into a $14,950 Wrap-Around Agreement with ATG, Inc.. Under that agreement, ATG converted $14,950 in Company debt it had acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued ATG 7,000,000 shares at $0.003 per share.

On October 2, 2008, the Company entered into a Wrap-Around Agreement with Ongkaruck Sripetch. Under that agreement, Ongkaruck Sripetch converted $14,950 in Company debt he had acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued Ongkaruck Sripetch 7,000,000 shares at $0.003 per share.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

8. SUBSEQUENT EVENTS - continued

Transfer of Related Party Note Agreement - continued

On November 7, 2008, under the Wrap-Around Agreement, AlphaTrade converted $35,000 in Company debt it had acquired into the Company’s common stock. As a result, the Company issued AlphaTrade 8,750,000 shares at $0.0017 per share.

On November 13, 2008, the Company entered into a $6,000 Wrap-Around Agreement with Hope Capital.

On November 14, 2008, under the terms of the Wrap-Around Agreement, Hope Capital converted $6,000 in Company debt it had acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued Hope Capital 18,000,000 shares at $0.0007 per share.

On November 18, under the terms of the Wrap-Around Agreement, Hope Capital converted $7,000 in Company debt it had acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued Hope Capital 20,000,000 shares at $0.0008 per share.

On November 19, 2008, under the terms of the Wrap-Around Agreement, K & L converted $5,500 in Company debt it had acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued K & L 22,000,000 shares at $0.0005 per share.

On November 25, 2008, under the terms of the Wrap-Around Agreement, K & L converted $3,400 in Company debt it had acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued K & L 34,000,000 shares at $0.0003 per share.

On November 25, 2008, under the terms of the Wrap-Around Agreement, Hope Capital converted $2,500 in Company debt it had acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued Hope Capital 34,000,000 shares at $0.0003 per share.

On December 2, 2008, under the terms of the Wrap-Around Agreement, K & L converted $4,000 in Company debt it has acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued K & L 40,000,000 Shares at $0.0002 per share.

On December 3, 2008, under the terms of the Wrap-Around Agreement, Hope Capital converted $2,000 in Company debt it had acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued Hope Capital 25,000,000 shares at $0.0002 per share

On December 8, 2008, under the terms of the Wrap-Around Agreement, K & L converted $7,500 in Company debt it has acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued K & L 50,000,000 shares at $0.0003 per share.

On December 8, 2008, under the terms of the Wrap-Around Agreement, Hope Capital converted $6,250 in Company debt it had acquired from Robert Atwell into the Company’s common stock. As a result, the Company issued Hope Capital 50,000,000 shares at $0.0003 per share.

Shares Issued for Services

For all common stock issued the shares were valued based on the closing market price of the Company’s common stock on the date of issuance and expensed immediately as there were no future performance requirements.

On October 9, 2008, the Company authorized the issuance of 35,000,000 shares at $0.0004 per share to Robert Atwell for services rendered to the Company and other consideration.

On October 14, 2008, the Company authorized the issuance of 2,000,000 shares at $0.0004 per share to Rodger Spainhower for Edgar services rendered to the Company and other consideration.

On November 10, 2008, the Company authorized the issuance of 5,000,000 shares at $0.0016 per share to Tamara Atwell for administrative services rendered to the Company and other consideration.

On November 10, 2008, the Company authorized the issuance of 5,000,000 shares at $0.0016 per share to Phillip Parsons for consulting services rendered to the Company and other consideration.

On November 10, 2008, the Company authorized the issuance of 2,500,000 shares at $0.0016 per share to Patrick Winn for administrative services rendered to the Company and other consideration.

On November 19, 2008, the Company authorized the issuance of 5,000,000 shares at $0.0005 per share to Philo Scott for accounting services rendered to the Company and other consideration.

On November 21, 2008, the Company authorized the issuance of 25,000,000 shares at $0.0002 per share to Tamara Atwell for administrative services rendered to the Company and other consideration.

On November 21, 2008, the Company authorized the issuance of 25,000,000 shares at $0.0002 per share to Phillip Parsons for consulting services rendered to the Company and other consideration.

On November 21, 2008, the Company authorized the issuance of 25,000,000 shares at $0.0002 per share to George Jackson for services rendered to the Company and other consideration.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

8. SUBSEQUENT EVENTS - continued

Shares Issued for Services - continued

On November 21, 2008, the Company authorized the issuance of 25,000,000 shares at $0.0002 per share to Robert Atwell for services rendered to the Company and other consideration.

On December 2, 2008, the Company authorized the issuance of 5,000,000 shares at $0.0002 per share to Philo Scott for accounting services rendered to the Company and other consideration.

On December 3, 2008, the Company authorized the issuance of 5,000,000 shares Class A Preferred Stock to Robert Atwell at $0.0002 per share for services rendered to the Company.

On December 3, 2008, the Company authorized the issuance of 1,000,000 shares Class A Preferred Stock to George Jackson at $0.0002 per share for services rendered to the Company.

On December 3, 2008, the Company authorized the issuance of 5,000,000 shares Class B Preferred Stock to Robert Atwell at $0.0002 per share for services rendered to the Company.

On December 3, 2008, the Company authorized the issuance of 1,000,000 shares Class B Preferred Stock to George Jackson at $0.0002 per share for services rendered to the Company.

On December 3, 2008, the Company authorized the issuance of 5,000,000 shares Class C Preferred Stock to Robert Atwell at $0.0002 per share for services rendered to the Company.

On December 3, 2008, the Company authorized the issuance of 1,000,000 shares Class C Preferred Stock to George Jackson at $0.0002 per share for services rendered to the Company.

On December 8, 2008, the Company received notice from the State of Delaware that its authorized common shares had been increased to 800,000,000.  The effective date was set at December 4, 2008. In the event the Company’s stock price remains at historical lows, the Company will need to continue increasing the authorized in order to meet contractual obligations and to have sufficient stock in reserve on a fully diluted basis, including potential note and preferred share conversions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.  At September 30, 2008, significant accounting estimates relate to the fair value of the Company’s derivative liabilities.

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

We have identified certain policies as critical to our business operations and the understanding of our results of operations; see our annual report on Form 10-KSB for these policies. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect our reported and expected financial results. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles accepted in the United States, which contemplate continuation of Camelot as a going concern. However, Camelot has experienced recurring operating losses and negative cash flows from operations.  This is due in part to Camelot’s focus on developing Camelot Studios at ATEP, also referred to herein as “CDT”, which has necessitated considerable monetary and time commitments from Camelot in lieu of Camelot pursuing revenue generating opportunities either through its Camelot Film Group or Camelot Production Services Group divisions. Camelot’s Board of Directors made the decision to have Camelot focus on the studio project due to the long term importance of the studio and the impact successful completion of that project would have on Camelot Studio Group and Camelot overall. As a result, Camelot has had to delay several revenue generating projects, which it is now in the process of implementing now that the Camelot Studios at ATEP project has been tabled. Going forward, Camelot will focus on all three divisions so as to maximize revenue generating possibilities while continuing to develop additional studio properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Going Concern Uncertainties - continued

Camelot’s continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. As part of our ongoing efforts to obtain additional financing, in January 2008 Camelot agreed to sell up to 30% of its interest in Camelot Development Group, LLC (“CDG”) to Camelot Studio Investors (“CSI”) for up to $3,000,000 on an as needed basis. Proceeds from the sale were to be used to retire debt, provide operating expenses for Camelot and establish a reserve for contingency expenditures related to the Camelot Studios at ATEP project and Camelot Studio Group. To date, Camelot has sold a 2% interest for proceeds of $200,000 in cash and an additional 3% interest through debt conversion.  As of September 30, 2008, Camelot has terminated its involvement in the CDT project following a request by Janez to restructure the Operating Agreement. This request has resulted in the CDT project being mutually terminated by Camelot and the SOCCCD.

On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 100,000 shares of our common stock (the “Warrants”). This transaction is referred to also as the “NIR Funding”.

We entered into an agreement with Eagle Consulting Group, Inc. (“Eagle”) on March 28, 2003, to provide operational funding for the Company, which expired on March 28, 2008. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle provided funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. On June 5, 2007, the Company completed its funding transaction with NIR and its note holders, whereby the note holders have invested monies into the Company, thereby ending the agreement with Eagle.

In addition, during 2006 and 2007 we also reached agreement with Scorpion Bay, LLC (“Scorpion”), to provide short-term loans to Camelot on an as needed basis. To date, all of these loans have been repaid. Further, The Atwell Group has provided advances for certain Camelot expenses when necessary. It appears likely that such funding and financial arrangements with our current investors, note holders and our officers and directors should continue to be enough to meet all of the Company's cash requirements in 2008. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company issued no shares in 2002 due to conversion, exercises or contingent issuances. In 2003, the Company issued 200,000 shares due to the conversion of notes payable retiring principal and accrued interest totaling $224,296. We reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for Camelot. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until Camelot could secure additional financing from another source, Eagle agreed to provide funding for Camelot’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. In 2004, Eagle advanced $127,341 and in 2005 Eagle advanced $125,288. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

On January 5, 2005, the Company designated two classes of preferred stock, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock. Both classes have a par value of $.001 and 10,000,000 shares authorized. The Series A is reserved for employees, consultants and other professionals retained by the Company and the Series B is reserved for the Board of Directors. On June 30, 2005, the Company issued 51,000 shares of each Class A Convertible and Class B Convertible Preferred Stock to Robert Atwell. The Company recorded expense of $3,366,000 in connection with the Preferred Stock issuances.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Capital Structure - continued

On October 25, 2007, the Company entered into a Share Issuance Agreement (“SIA”) with Zuckerman, Kocmur and Scorpion (“JJT”). According to the terms and conditions of the SIA, as additional consideration for Janez becoming a joint venture partner with CDG, and in consideration for additional business development and consulting efforts provided by JJT, JJT received 800,000 shares of our common stock. 200,000 shares were issued to Zuckerman, 200,000 shares were issued to Kocmur, these shares were valued at the market price at the date of issue $0.60 and recorded as professional services in the amount of $240,000. The 400,000 shares were issued to Scorpion in Preferred Series A and B stock were recorded at the market price at the date of issue and recorded as professional services in the amount of $307,276.   In addition, Zuckerman, Wilson and Joseph Petrucelli were nominated to serve on our Board of Directors. The parties also agreed on a common stock structure, which provides JTT and Robert P. Atwell, Chairman (“Atwell”) with anti-dilution protection. Further, the SIA directs the Company to seek stockholder approval to increase the authorized shares of the common stock to 400,000,000 and increase the Board of Directors from five to seven members.

               In May 2008, Jeff Zuckerman, Joseph Petrucelli and Timothy Wilson resigned from the Board of Directors.  The company will search for replacements for the three board of director positions.

On September 30, 2008, there were 1,196,510  shares outstanding of our $0.001 par value Series B ,Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On September 30, 2008, there were 1,347,510 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

On September 30, 2008, there were 1,151,500 shares outstanding of our $0.001 par value Series C Convertible Preferred Stock. The Series C Preferred converts to one share of common stock for every one share of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled to one vote. Series C Preferred ranks junior to our Series A and B Preferred Stock.

Plan of Operations

Overview

Camelot Entertainment Group is working to become a fully integrated, broad based entertainment company whose planned future global operations expect to encompass motion picture production and distribution, television programming, production and syndication, home video acquisition and distribution, digital media production and distribution, development and operation of studio facilities, development of new technologies, and distribution of filmed entertainment worldwide. We are planning to become a global leader in the creation, production, distribution, licensing and marketing of all form of creative content and their related businesses across all current and emerging media and platforms. If we are successful in implementing our business model, we could have a major impact on the industry in every aspect from feature film, television and home entertainment production and distribution to DVD, digital distribution, licensing and entertainment related digital media. This is a long term process and as a result the Company has yet to generate any significant revenues. The Company has been severely affected by the recent worldwide economic downturn and has seen every aspect of its operations affected. Despite this serious and unplanned sequence of events, the Company continues to work on implementing its business model and achieving our it's goals.

Our Company is divided up into three major divisions, Camelot Film Group, Camelot Studio Group and Camelot Production Services Group.

During the first half of fiscal year 2008, the Company’s focus continued to be on two specific areas: the ongoing development of Camelot Studios at ATEP under our Camelot Studio Group division and the emergence of Camelot Film and Media Group as it prepares to unveil its Camelot Production Model (“CPM”). During the second half of 2008, the Company has to refocused its efforts on shorter term revenue generating activities, including the unveiling of the CPM and providing various services through our Camelot Production Services Group division. In order to implement our plans to become a global media and entertainment company, it is critical that we build a solid foundation to build upon, and that begins with making sure that each division is carefully structured and that their respective business models are implemented in accordance with those designs. In addition, the Company is negotiating two acquisitions through its Camelot Film Group division, with letters of intent expected to be executed during the fourth quarter of 2008 or in early 2009, depending upon worldwide economic conditions.

In addition to the planned acquisitions, we are ramping up our activity in both Camelot Features and Camelot Distribution, divisions of Camelot Film Group, with a number of options and projects scheduled to be announced during this quarter and the first quarter of 2009. We have continued working on our late stage bridge financing program and consulting services program through our Camelot Production Services Group division. In addition, our studio group continues to work on potential studio sites in California and Louisiana.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long-term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.  Our current liquidity and capital resources are provided principally through our current agreements with The Atwell Group, Inc., which are discussed below under Recent Financing. During the nine months ended September 30, 2008, Camelot had no revenue producing operations, at September 30, 2008 a negative working capital of $1,104,809 and an accumulated deficit from Inception of $15,974,767. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consists of restructuring its debt and seeking additional financial resources from its existing investors, note holders and CEO Robert Atwell.   During the nine months ended September 30, 2008, the Company sold 2% of its interest in CDG for $200,000 and this money was used fund Camelot Entertainment Group’s operating expenses and to reduce related party payables.  As of August 2008, NIR loaned the Company $160,000 in the third quarter of 2008.

Recent Financing

Camelot Studio Investors

In January 2008, we agreed to sell up to 30% of our interest in Camelot Development Group, LLC (“CDG”) to Camelot Studio Investors LLC (“CSI”) for up to $3,000,000 on an as needed basis. CDG, which is part of our Camelot Studio Group division, is 50% joint venture partner with Janez Investments Tustin XI (“JIT”) in Camelot Development Tustin, LLC (“CDT”). CDT was working with the South Orange County Community College District (“SOCCCD”) to become the master developer for the Advanced Technology and Education Park (“ATEP”) campus in Tustin, California, which was to include Camelot Studios at ATEP.

CSI receives 1,000 shares of our $0.001 par value Series C Convertible Preferred Stock for each one half of one per cent (.05%) of CDG purchased by CSI. The managing member of CSI is Scorpion Bay, LLC (“Scorpion”), which is managed by Timothy Wilson, one of our former at-large directors. The proceeds from the sale were to be utilized to retire debt, pay operating expenses and provide a contingency reserve for Camelot Studio Group and the Camelot Studios at ATEP project.  As of March 31, 2008, the company received $200,000 from CSI, the shares were issued in August 2008.   During the second and third quarter, the Company did not receive any funds from CSI and the joint venture partner Janez has indicated that no funds will be raised in the future from CSI unless the CDT Operating Agreement was restructured. As a result, the Tustin project was eventually terminated under mutual agreement between Camelot and the SOCCCD.

NIR Financing

On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 100,000 shares of our common stock (the “Warrants”). This transaction is referred to as the “NIR Financing”.

Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in two tranches as set forth below:

1.	At closing on December 27, 2006 (“Closing”), the Investors purchased Notes aggregating $600,000 and Warrants to purchase 100,000 shares of CMEG common stock;

2.	Upon effectiveness of the Registration Statement, on June 5, 2007 the Investors purchased Notes aggregating $400,000.

The Notes carry an interest rate of 8% per annum, subsequently increased to 10%, and a maturity date of December 27, 2009. The notes are convertible into CMEG common shares at the applicable percentage of the average of the lowest three (3) trading prices for CMEG shares of common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 40%;, subsequently changed to 50%, provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty (30) days of the closing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

NIR Financing - continued

At our option, we may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $25.00 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $25.00, we may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

We simultaneously issued to the Investors seven year warrants to purchase 100,000 shares of our common stock at an exercise price of $15.00.

In connection with the recent financing and pursuant to a Structuring Agreement, we also issued to Lionheart Associates, LLC d/b/a Fairhills Capital (“Lionheart”) warrants representing the right to purchase up to 5,826 shares of our common under the same terms as the Warrants issued to the Investors.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of CMEG’s common stock.

As a result of our SB-2 Registration, a total of 132,284 shares of common stock were registered. They were all converted at various prices during 2007.

The aggregate principal amount of the Notes is $1,056,748. The estimated conversion price of the Notes is $0.001 based on the following: $0.001 was the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading days prior to September 30, 2008, less a 50% discount. Thus, at a discounted price-per-share of $0.001, 1,056,748,000 shares of the Company's common stock would be issuable upon conversion of $1,056,748 into common shares of the Company ("Conversion Shares"). However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 11,527,000 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period.

The following table shows the effect on the number of shares issuable upon full conversion, in the event the common stock price declines by 25%, 50% and 75% from its the most recent trading price.  The company’s shares cannot be converted below par value of .001.

		Price Decreases By
	9/30/2008	25%	50%	75%
Average Common Stock Price (as defined above)	$0.001	$0.00	$0.000	$0.00
Conversion Price (40% Discount)	$0.001	$0.001	$0.000	$0.00
100% Conversion Shares	1,056,748,000

There is no limit to the number of shares that we may be required to issue upon conversion of the Notes, as it is dependent upon our share price, which varies from day to day. This could cause significant downward pressure on the price of our common stock.

Additional NIR Financing

On August 28, 2008, we entered into an additional Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $160,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 20,000,000 shares of our common stock (the “Warrants”). This transaction is referred to as the “Additional NIR Financing”.

The Notes carry an interest rate of 10% per annum and a maturity date of December 27, 2009. The notes are convertible into CMEG common shares at the applicable percentage of the average of the lowest three (3) trading prices for CMEG shares of common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty (30) days of the closing.

At our option, we may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.001 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.001, we may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

We simultaneously issued to the Investors seven year warrants to purchase 20,000,000 shares of our common stock at an exercise price of $0.001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Scorpion Bay Loans

On June 15, 2007, we entered into a loan agreement with Scorpion Bay, LLC (“Scorpion”), whereby Scorpion loaned Camelot $300,000 in three tranches of $100,000 each on June 15, July 15 and August 15 2007. Interest on the loan was in the form of 3,000,000 shares of our $0.001 par value common stock (“Shares”). The loan was due and payable on November 15, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. Robert Atwell is the Chairman, President and CEO of Camelot (“Atwell”). In the event the loan was not paid by the due date, the note could be extended by Scorpion at a cost of 7,500 Shares for each 30-day extension. On or about October 25, 2007, Scorpion agreed to release and/or transfer the security interest provided by Atwell in reference to the $300,000 loan to the Company by Scorpion on June 15, 2007 and the amount due to Scorpion was transferred to real property owned by Atwell. As a result, Camelot will not incur any additional interest charges and/or fees connected with the loan. Scorpion received a total of 130,000 Shares (including 50,000 shares issued to Dolphin Communities) in connection with the loan and events related thereto.

On November 21, 2006, we entered into a loan agreement with Scorpion, whereby Scorpion loaned Camelot $250,000. Interest was paid in the form of 5,000 Shares. As additional consideration, Scorpion received a total of 15,000 Shares. The loan was due and payable on March 22, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. In the event the loan was not paid by the due date, the note could be extended by Scorpion at a cost of 15,000 Shares for the first 30-day extension, 20,000 Shares for the second 30-day extension, 25,000 Shares for the third 30-day extension and so forth. The note was paid in full on June 5, 2007. As a result, Scorpion received a total of 80,000 Shares in connection with the loan and events related thereto.

Additional Scorpion Bay Loan

On November 23, 2007, Scorpion entered into a loan agreement with Love Bug Management Corp. (“Love Bug”), an entity owned by Atwell, whereby Scorpion loaned Love Bug $100,000. The proceeds were used for Atwell and Camelot expenses. As a result of this loan, Atwell paid approximately $36,000 in direct Camelot expenses. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. Scorpion received 47,000 Shares in connection with the loan and events related thereto.

The Atwell Group

During the nine months ended, September 30, 2008, The Atwell Group, Inc. has paid for expenses on behalf of Camelot as needed. With the occurrence of other financial resources becoming available, the amount of resources committed by The Atwell Group has diminished when compared to prior years. Our Chairman, Robert Atwell, owns the Atwell Group, Inc.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

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

During 2004 and 2005, we formally acquired our three Camelot Films subsidiaries, Camelot Films, Inc., a Nevada corporation, Camelot Films, Inc., a California corporation, and Camelot Films, Inc., a Delaware corporation. We established a family film subsidiary, Ferris Wheel Films, Inc., a Nevada corporation. In September 2005, we established Camelot Studio Group with the responsibility of acquiring, designing, developing and operating our planned major studio complexes. Also in September 2005, we began the process of assessing the feasibility of an educational studio complex in Tustin, California. Designed to be a state-of-the-art education and technology campus with an emphasis on film, television and digital media, the project known as the “Advanced Technology and Education Park”, which was planned to be the home base for Camelot Studio Group operations, has been tabled. Camelot Studio Group is currently assessing the feasibility of additional complexes in Anaheim, San Diego and New Orleans.

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

During fiscal year 2008, our efforts have been focused on our first major studio complex through our Camelot Studio Group division and on the continuing development of projects through our Camelot Film Group division. We also continued to make progress toward the planned launch of our various divisions described herein. In September, 2008, following the postponement of our first major studio complex, management decided to refocus our efforts on the operations of Camelot Film Group, including the development and acquisition of several projects to be produced and distributed under Camelot Features and Camelot Distribution.  While the focus has been shifted to production and distribution activities, we have continued to pursue Camelot Studio Group opportunities, including potential studio sites in San Diego, California, New Orleans, Louisiana and Anaheim, California.   In addition, we have continued to negotiate letters of intent to acquire two companies, one active in production and international distribution, one active in domestic distribution. In our production services group, we have continued to work on rolling out our late stage bridge financing program and have stepped up consulting activities.

NINE MONTH PERIOD SEPTEMBER 30, 2008, COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007:

The Company did not generate any revenue during the nine months ended, September 30, 2008 or 2007.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $12,886,420 of general and administrative expenses since its inception. General and administrative expenses were $ 874,769 for the nine months ended September 30, 2008, respectively, compared to $1,177,537 for the nine months ended September 30, 2007. Decrease in expenses primarily due to a reduction in professional fees and services primarily related to the studio project.  Camelot Development, LLC during the nine months ended September 30, 2008, paid the majority of these expenditures.

The general and administrative expenses for the nine-month period were comprised of $396,300 of officers salaries and $268,218 of professional services, rent $58,455, administrative costs and fees $34,270, insurance costs $10,196, Screenplay fees $79,700 and $27,630 in other administrative costs.

Other income (expense) for the nine months ended September 30, 2008, was $1,176,449, which consisted of a $200,000 gain on sale of a 2% interest in CSI and a gain of $1,222,187 from the change in the fair value of the Company’s derivative liabilities on its convertible note and preferred stock. Interest expense during the nine months ended, September 30, 2008 was $245,738.  During the nine months ended September 30, 2007, other income (expense) of $601,517 consisted of a gain on derivative liabilities of $1,187,452 and interest expense of $585,935.

THREE-MONTH PERIOD JULY 1  - SEPTEMBER 30, 2008, COMPARED TO THREE PERIOD JULY 1 - SEPTEMBER 30, 2007:

General and administrative expenses were $472,957 for the three-month period ended, September 30, 2008, respectively, compared to $238,738 for the three-month period ended, September 30, 2007.  Increase in expenses is primarily due to a stock issued for professional fees and services related to the wrap up of the studio project.  Camelot Development, LLC during the nine months ended, September 30, 2008, paid the majority of these expenditures.

The general and administrative expenses for the three-month period were comprised of $142,300 of officer’s salaries, $22,380 for office rent, $207,390 professional fees and services, screenplay fees $79,700 and $21,187 in other administrative costs.

Other income (expenses) for the three-month period ended, September 30, 2008 was $241,174, which consisted of a gain of $327,522 from the change in the fair value of the Company’s derivative liabilities on its convertible note and preferred stock. Interest expense during the three months ended, September 30, 2008 was $86,348.  During the three months ended September 30, 2007, other income (expense) of $663,203 consisted of a gain on derivative liabilities of $785,182 and interest expense of $121,979.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risk Factors

Current Worldwide Economic Conditions Have Severely Affected Our Ability to Generate Investment and Revenue

Our operations have been severely affected by the current worldwide economic downturn. Our ability to raise funding has been severely curtailed due to turmoil in the financial markets and an historically low stock price for our stock. Without incoming cash flow, we have relied heavily on our Chairman Robert Atwell to cover our ongoing operating expenses until market conditions settle and we are able to raise operating funds. In addition, the lack of funds has hampered our ability to generate ongoing revenues which in turn has increased the downward pressure on our stock price. In the event Mr. Atwell is no longer able to advance funds to the Company and if current market conditions continue to deteriorate thus precluding any future financings, our ability to operate would be severely affected.

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

Ability to Achieve Profitable Operations

Our operations to date have been limited. Our focus has been on our Camelot Studio Group division, which has limited our ability to fully implement our other major divisions. The development and implementation of our business model is a long-term process. The normal fiscal cycle of a feature film does not typically generate revenues for 18 to 24 months. Subsequent to that, the fiscal life cycle of a feature film is close to 7 years initially, with affiliate, residual and syndication revenues continuing for years. As of December 31, 2007, we have only one project in production. As a result of our long sales cycles, it is difficult to determine with any certainty how our short-term financial picture will evolve. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and while we have resources available to grow our business in 2008, we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the future could require a significant increase in the use of working capital.

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

We have a limited operating history as a motion picture, television and digital media company in which to evaluate our business

As Camelot Entertainment Group, we have a limited operating history as a motion picture, television and digital media company. To date, we have generated no revenues and a limited operating history as a motion picture company upon which an evaluation of our future success or failure can be made. Our primary focus has been the development of Camelot Studios at ATEP and to a lesser scale project development within Camelot Film Group. As a result, many of our planned divisions are not operational or have very limited operations as of September 30, 2008. While current company assets and financial commitments are suitable for the projected financial needs forecast during 2008, we do not know at this time the outlook for 2009 and beyond. No assurances of any nature can be made to investors that the company will be profitable. There can be no assurances that our management will be successful in managing the Company as a motion picture, television and digital media company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

Risk Factors - continued

We are subject to a working capital deficit, which means that our current assets at September 30, 2008, were not sufficient to satisfy our current liabilities

As of September 30, 2008, we had a working capital deficit of $1,104,809, which means that our current liabilities of $1,104,935 exceeded our current assets of $126 by that amount on September 30, 2008. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2008, were not sufficient to satisfy all of our current liabilities on that date. We will have to raise additional capital or debt to fund the deficit.

 Our Contemplated Acquisitions and Related Letters of Intent May Be Delayed Due to Current Worldwide Economic Conditions

With the financial uncertainty in the worldwide markets, our ability to successfully complete our planned acquisitions during the fourth quarter of 2008 may be adversely affected, resulting in delays which could push completion into 2009. As a result, the related letters of intent and other transactional documents could be adversely affected with changes in terms and conditions, pricing and other factors which eventually could cause us or the companies being acquired to reconsider the acquisition transactions.

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

Changes in Internal Control Over Financial Reporting

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the three months ended, September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

On August 28, 2008

Company authorized a stock split of 100 to 1 for all classes of stock.

On December 8, 2008, we received notice from the State of Delaware that our authorized common shares were increased from 500,000,000 to 800,000,000 shares with an effective date of December 4, 2008.

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

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

Date: December 12, 2008	By:	/s/ ROBERT P. ATWELL
Title: Chief Executive Officer

Date: December 12, 2008	By:	/s/ GEORGE JACKSON
Title: Chief Financial Officer