Form 10-K
period 2008-12-31
Camelot Entertainment Group, Inc.
filed 2009-04-15
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-30785

CAMELOT ENTERTAINMENT GROUP, INC.

(EXACT NAME OF SMALL BUSINESS REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-2195605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CAMELOT ENTERTAINMENT GROUP, INC.
8001 Irvine Center Drive Suite 400
Irvine, CA 92618
(Address of principal executive offices) (Zip Code)

(949) 754-3030
Registrant's telephone number, including area code

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

(TITLE OF CLASS)
COMMON STOCK, PAR VALUE $0.001

i

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of December 31, 2008, the total issued and outstanding common stock of the Registrant is 1,563,977,942 shares, of which 308,334 shares are being held in reserve, resulting in 1,563,669,608 total common shares outstanding. The approximate aggregate market value of 937,397,690 Common Stock shares held by non-affiliates of the Registrant, based on 1,563,699,608 total outstanding shares less 590,301,918 shares held by affiliates, calculated at a market price of $.0001, had a market value of $59,030 as of December 31, 2008. Total market value of all outstanding shares was $156,367 as of December 31, 2008.

Of the 1,563,699,608 total Common Stock shares outstanding, 374,934,406 shares were restricted. 1,188,735,202 shares were classified as non-restricted.  As of December 31, 2008, there were 723,581,263 shares held in CEDE, also known as the public float. There were an additional 308,334 shares issued, but not outstanding, held in reserve for financing activities.

On December 31, 2008, the Registrant had outstanding 1,563,699,608 shares of Common Stock, $0.001 par value. The Registrant had outstanding 21,695,521 shares of Preferred Stock, $0.001 par value.

As of April 15, 2009, the Registrant had 8,155,354,212 shares issued and outstanding, of which 8,155,045,878 shares of Common Stock were outstanding, having a $0.001 par value and 21,695,521 shares of Preferred Stock were issued and outstanding, having a $0.001 par value.

The Registrant's revenues for the year ended December 31, 2008 were $0.

DOCUMENTS INCORPORATED BY REFERENCE: SEE ITEM 13

ii

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2008

CAMELOT ENTERTAINMENT GROUP, INC.

THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE SUBJECT TO THE "SAFE HARBOR" CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS CONCERNING OUR BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS WHICH ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. ALL STATEMENTS, OTHER THAN HISTORICAL FINANCIAL INFORMATION, MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES", "PLANS", "ANTICIPATES", "EXPECTS", AND SIMILAR EXPRESSIONS HEREIN ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS, WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE COMPANY'S OTHER SEC FILINGS.

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

Camelot Entertainment Group, Inc. (the “Company” or “Camelot”), a Delaware corporation, is a film, television, digital media and entertainment company. Camelot Entertainment Group has limited operations and thus we are classified as a development stage company. Due to the unexpected termination of our agreement to develop Camelot Studios at ATEP in August, 2008, we have been in the process of restructuring our organization in order to focus on our core business objectives, which include the development, production and distribution of feature film, television, home video and digital media production. As a result, during the third and fourth quarters of 2008, our operations were severely limited as we went through the restructuring process.  We did not generate any revenues during 2008, and due to our limited operations and the long-term revenue cycle of the film business in general, we do not expect to generate any significant revenues in 2009. Our ability to develop sustained operations and to generate revenues is to a great extent dependent upon successful completion of our planned funding activities during 2009 and beyond. Failure to complete our funding objectives as discussed herein could have a material adverse effect on our ability to sustain our limited operations.

We believe that the direction the Company is now taking will allow us to fully implement our business plan and as a result make progress toward sustaining operations in 2009. Our business model classifies our planned operations into the following three major divisions:

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

            At December 31, 2008, we had reduced our corporate staff to a total of 3 full time and part time employees and approximately 4 consultants which provides services to the Company on an as needed basis. The Company also retains independent contractors on a project by project basis to reduce our overhead. While our main activity during the past three years had been centered within our Camelot Studio Group division, during the 3rd and 4th quarter of 2008 we refocused our development activities within our Camelot Film and Media Group division. While we continued to pursue potential studio sites within our Camelot Studio Group division, we have had very limited operations in our Camelot Production Services Group division during 2008. We reduced the size of our physical office space, moving our headquarters to Irvine, California during the first quarter of 2009.

Camelot is being built utilizing four steps that are critical to our development as a film, television, digital media and entertainment company:

•	Education

•	Infrastructure

•	Utilization

•	Opportunity, which leads to Success

•

          These four steps are the cornerstones to our foundation as we continue to develop and implement our business model.  Our business plan provides a strategy where our parent company and our divisions all come together under a truly unique business model whose vision is to transform Hollywood by building a different kind of motion picture studio through redefining the development, finance, production and distribution process. To achieve our goals, we must remain true to our vision and be successful in obtaining the necessary financing. If we fail to do either one, we may not be able to fully implement our business plan and that would have a material adverse effect on our ability to develop and sustain operations.

For convenience, the terms the “Company,” “Camelot” and the “Registrant” are used in this report to refer to both the parent company and collectively to the parent company and the divisions and/or subsidiaries through which its various businesses are conducted or are planned to be conducted in the future, unless the context otherwise requires. As a development stage company, our operations to date have been limited and as a result Camelot has generated only limited revenues from inception through December 31, 2008.

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations or beliefs and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors, and other factors affecting the operation of the businesses of Camelot. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see “Risk Factors,” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Caution Concerning Forward-Looking Statements” below. Camelot is under no obligation to (and expressly disclaims any obligation to) update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Available Information and Website

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s website at www.camelotfilms.com as soon as reasonably practicable after such reports are electronically filed with the SEC. They can also be found on the SEC website at www.sec.gov.

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

During fiscal year 2007, our efforts were focused on our first major studio complex through our Camelot Studio Group division and on the continuing development of projects through our Camelot Film and Media Group division. We also continued to make progress toward the planned launch of our various divisions described herein.

During fiscal year 2008, our efforts to develop our first major studio complex through the Camelot Studio Group division were put on hold due in part to the credit crunch and economic downturn.  In August, 2008, our first major studio project, Camelot Studios at ATEP, was unexpectedly terminated. As a result, we began the process of restructuring our limited operations, which to date have not produced any significant revenues. We continued to make progress in our Camelot Film and Media Group division with the recent addition of Mr. H. Kaye Dyal as head of production for Camelot Features and also in the other divisions as we continue to work on the development of the Camelot business model. We have refocused our efforts on the development, financing, production and distribution of several projects in our Camelot Film and Media Group division. In addition, negotiations continued on several potential acquisitions for Camelot, which we expect will move forward as current economic conditions improve. While we have refocused our efforts on Camelot Film and Media Group, we still are pursuing several projects in our Camelot Studio Group division, in addition to our ongoing activities in our Camelot Production Services Group division. During the third and fourth quarter of 2008, we had limited and minimal operations as we went through the restructuring process. Our stock price continued to drop, resulting in significant increases in the amount of stock being issued for funding, services and other consideration.

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Business of the Issuer

Our Structure

We are comprised of the following three top-level divisions that can act in concert on our projects or autonomously as circumstances warrant. Historically, our activity in Camelot Film and Media Group (“CFG”) and Camelot Production Services Group (“CPS”) has been limited. Our main activity had been in our Camelot Studio Group (“CSG”) division. Currently, our main activity is in our CFG division, although we continue to make progress in our CSG division. We also expect increased activity during 2009 in our CPS division. As we progress through the implementation of our business model, each of our divisions are expected to become fully operational. This process is expected to take approximately three to five years (to be fully operational).

▪	Camelot Film and Media Group (“CFG”)
▪	Camelot Studio Group (“CSG”)

▪	Camelot Production Services Group (“CPS”)

Camelot Film and Media Group is expected to be responsible for all content production and distribution. It plans to be organized into nine divisional units:

▪	Camelot Films®
▪	Camelot Features

▪	Camelot Television Group
▪	Camelot Urban Entertainment

▪	Camelot Latin Entertainment
▪	Ferris Wheel Films

▪	Camelot Gaming
▪	Camelot Digital Entertainment (formerly Camelot Digital Media)

▪	Camelot Distribution Group

Camelot Studio Group is solely focused on the development, financing, design, planning, building, completion and operation of our major production studio projects. The studio group includes the following three divisions:

▪	Camelot Development Group, LLC
▪	Camelot Studio Operations

▪	Camelot Studios Financial Group

Camelot Production Services Group is expected to be comprised of ten divisional units:

▪      Camelot Entertainment Financial Group
▪      Camelot Studio Services
▪      Camelot Technology Group
▪      Camelot Entertainment Consulting Group
▪      Camelot Post Production
▪      Camelot Event Management
▪      Camelot University
▪      Camelot Sales and Marketing
▪      Camelot Merchandising
▪      Camelot Web

Camelot Entertainment Group

Our parent Company, Camelot Entertainment Group, along with its three main divisions, Camelot Film and Media Group, Camelot Studio Group and Camelot Production Services Group, all come together under a truly unique business model whose vision is to transform Hollywood by building a different kind of motion picture studio through redefining the development, finance, production and distribution process. Focusing on higher quality, lower costs productions, utilizing in-house distribution expertise, maximizing profits through innovative fiscal disciplines, embracing education and digital technology, establishing creative and physical infrastructures and creating, controlling and monetizing content, Camelot is in the process of modernizing the original studio system.

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Camelot Entertainment Group - continued

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

We currently have the following pictures in production:

Title

Damn Right I’m Mad

This full length documentary production is the first production undertaken by Camelot Urban Entertainment, a division of Camelot Film and Media Group. The current version of the film is in post production with additional material expected to be added in 2009. The documentary is a multi-year project. It is being directed by Omar McGee, who has been working with us to establish Camelot Urban Entertainment. We expect to commence distribution of the film in 2010.

We currently have the following pictures in various stages of pre-production:

Title

Girls Day Out
Iceman
Kimberly Drake
The Great Night
Eyes of the Red Skull
Invincible
Raising Hell
Go For It

We currently are considering, negotiating agreements or have in development the following feature film projects:

Title

Mexican Alarm Clock
Gracelawn
Hard to Kill
Digby, the Gunpowder Plotters Legacy
Dying to Live
Back to Life
Will Triumph Fights Alone
The Black Mask*
Mad, Mad Mary Jane*
King Baby*
In the Shadow of Wings*
A Rose for Emily*
The Kiss Off*

*Through Media Financial Partners, Inc.

ITEM 1. DESCRIPTION OF BUSINESS  - continued

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

Robert P. Atwell, our Chairman, currently oversees this division.

Camelot Features

A traditional production company, Camelot Features offers complete script development, full packaging services, co-productions and through Camelot Production Services Group financial structuring. Industry veteran H. Kaye Dyal was recently named Head of Production for Camelot Features. Camelot Features is currently developing a slate of small to mid-range budget features (see table above). Camelot Features also incorporates elements of the CPM described above. The division will also establish production company incubators to assist new production entities.

Camelot Television Group

The newest addition to the Camelot family, Camelot Television Group plans to be active in pilot production, series development, providing show running services and transitioning television programming into syndication. The division will also establish production company incubators to assist new production entities. Industry veteran Doug Warner is assisting us in developing this division.

Camelot Urban Entertainment

Camelot Urban Entertainment, headed by Omar McGee, is developing, producing and distributing entertainment aimed at the urban marketplace, a fast growing segment of the entertainment industry. It plans to produce features, television, documentaries, music and live events. The division will also establish production company incubators to assist new production entities. The divisions first feature documentary, “Damn Right I’m Mad”, is currently in post production.

Camelot Latin Entertainment

As with Camelot Urban Entertainment, the Latin entertainment consumer market is growing rapidly, creating demand and opportunity for filmmakers in that industry sector.  Our proposed Camelot Latin Entertainment division plans to develop, produce and distribute entertainment aimed at the Latin marketplace, a fast growing segment of the entertainment industry. It plans to produce features, television, documentaries, music and live events. The division also plans to establish production company incubators to assist new production entities. Industry veteran Doug Warner is also assisting us with this division.

Ferris Wheel Films

Ferris Wheel Films is our family entertainment division, concentrating specifically on entertainment product suitable for all ages and especially directed at families. Ferris Wheel plans to concentrate initially on features, television and documentaries.  The division also plans to establish production company incubators to assist new production entities. We are currently searching for someone to head up this division.

Camelot Gaming

Gaming has become a major ancillary market in the motion picture business. Movies are made into games, and games are made into movies. Once established, Camelot Gaming plans to become very active in this market segment, acquiring, developing, producing and distributing 2D and 3D games, interactive gaming and all other formats, including VOD gaming and internet gaming. The division also plans to develop games based on television shows and television shows based on games. Camelot Gaming also plans to develop new forms of digital media based on games. We are currently searching for someone to head up this division.

Camelot Digital Entertainment

Formerly known as Camelot Digital Media, Camelot Digital Entertainment plans to become a major part of the Company’s operating structure. Camelot Digital Entertainment plans to focus on content and the digital delivery systems, including cell phones, portable email devices, internet phones, MP3 players, internet, internet 2 and wireless applications which will deliver the content to consumers. We are currently searching for someone to head up this division.

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Camelot Distribution Group

Camelot Distribution Group is expected to be responsible for all distribution activities of the Company, including all film, television and digital media productions. This division plans to handle domestic, international, theatrical, DVD, cable, satellite, ancillary markets, network television, syndication, direct distribution, wireless distribution, PPV, VOD and digital downloads. In addition, this division plans to have regional distribution centers both domestically and internationally, strategically located to provide customer service to theater owners, distribution retail outlets and consumers. In the United States, the regional centers are planned to be located in California, Nevada, Louisiana, Florida, North Carolina, Alabama, New Mexico, Illinois, Michigan, New York, Texas and the state of Washington. Internationally, these centers are planned for Belgium, Germany, London, Beijing, Singapore, Tokyo, Sydney, Vancouver, Toronto, Dubai and in Latin America. These distribution centers are expected to provide critical support and customer service to our planned distribution operations throughout the world. With an average of 70% of all film industry revenues generated internationally, the global nature of our business requires ongoing diligence and support. DVD, which has matured into a steady, albeit slower growth segment of the market, should receive a shot in the arm in 2009 with the high definition player battle between Blue-Ray and HD finally over, with the HD format abandoned and Blue-Ray now the singular technology in the marketplace. As video on demand (“VOD”) and other direct to consumer technology gain a larger market share, as theaters become all digital and upon the arrival of digital distribution to the theaters and other public venues, customer service will be a key component in our potential success. Industry veteran Chris Davis is assisting us in this division.

Camelot Studio Group

Camelot Studio Group is responsible for the development, financing, design, planning, construction and operation of our major physical studio projects. The division has three sub-divisions, including Camelot Development Group, LLC, Camelot Studio Operations and Camelot Studio Financial Group. Utilizing the latest technology, Camelot Studio Group plans to develop a series of major motion picture studios both domestically and internationally from which the Company plans to produce slates of films, television and digital media productions. The studios are critical to the production process, as they allow the creative teams to control the production environment, which in turns provides the opportunity for higher quality productions. The studios also plan to have the ability to generate revenues from non-film activity, including events. Company Chairman Robert P. Atwell currently oversees this division. The Company is actively searching for an industry veteran to assume the day to day responsibility for this division.

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

The following sites and locations have been selected as initial sites for Camelot Studio Group facilities.

 Current Camelot Studio Group Project Locations

Domestic

Orange County, California
San Diego, California
Las Vegas, Nevada
New Orleans, Louisiana
Miami, Florida
Detroit, Michigan

International

Canada
England
Belgium
Germany
China
Dubai

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Camelot Development Group - continued

Our Camelot Development Group division is responsible for property acquisition, studio development, entitlements, project design, project financing, site management and acquisition of existing studios. Each project is expected to have its own development entity to implement the specific studio project.

Camelot Development Group plans to establish similar development entities in areas where additional studio sites are anticipated to be located, including an Orange County site, Los Angeles, Las Vegas, New Orleans, Florida, Michigan, North Carolina, Alabama, New Mexico, Europe, Latin America, United Kingdom, Asia, Australia, Canada, Chicago, New York, Texas, Washington, Reno and Dubai.

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

Camelot Production Services Group

The third major division of Camelot, Camelot Production Services Group is expected to provide the underlying fabric that supports all of the Company’s operations while hopefully establishing individual revenue sources from each of its planned sub-divisions. The production services group is expected to be comprised of Camelot Studio Services, Camelot Technology Group, Camelot Entertainment Consulting Group, Camelot Post Production, Camelot Event Management, Camelot University, Camelot Sales and Marketing, Camelot Merchandising and Camelot Web. While the other two major divisions, Camelot Film Group and Camelot Studio Group, are specific in their respective institutional responsibilities, Camelot Production Services Group should have a wide variety of responsibilities which will interact with the other major divisions, providing services and support. We are currently searching for someone to head up this division.

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

This division will be the last of the three major divisions to become fully operational. Aspects of the planned operations are already underway, as they are intertwined with our Camelot Film and Media Group and Camelot Studio Group activities.

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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

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

Camelot University Division

Our educational division, currently known as Camelot University, is expected to be responsible for all of our educational activities, curriculum, disciplines, integration and interaction with our educational partners. Education is imbedded in our business foundation and is a critical component of our business model. In the future, this division plans to establish a world class college and/or university to provide the traditional and non-traditional education with our education partners. In addition, we plan to establish “Camelot College of the Arts”, specifically for motion picture, television and digital media development, production and distribution.

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

Recent Developments

During fiscal year 2008, our efforts to develop our first major studio complex through the Camelot Studio Group division were put on hold due in part to the credit crunch and economic downturn.  As a result, our operations were severely limited. We did not generate any revenues during 2008. During the third and fourth quarter of 2008, we began the process of restructuring the Company, making several changes including reduction of staff and downsizing of our physical office. We continue to make progress in our Camelot Film and Media Group division with the recent addition of Mr. H. Kaye Dyal as head of production for Camelot Features and also in the other divisions as we continue to work on the development of the Camelot business model. We redirected our focus away from the studio development to concentrate on the development, financing, production and distribution of several projects in our Camelot Film and Media Group division. In addition, negotiations continued on several potential acquisitions for Camelot, which we expect will move forward as current economic conditions improve.

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Recent Developments - continued

We also continued to develop various potential feature films during 2008 within our Camelot Film and Media Group division. Camelot Urban Entertainment, part of our film group division, began production on its first feature length documentary, “Damn Right I’m Mad”.  The project, currently in post production, is expected to be completed in 2009.

In addition, we continued to explore funding options with various domestic and international resources currently being developed by our management team. The international regions currently being explored include Europe, specifically Belgium, Germany and the United Kingdom, and the Far East, specifically China.

Principal Products or Services and Their Markets

    Although our operations have been limited, our focus during the first put of 2008 had been on our Camelot Studio Group projects, while our long term plans focus on the proposed development, production, marketing and distribution of original motion pictures, television and digital media. Within Camelot Film and Media Group, our objective is to develop, produce, market and distribute multiple pictures, television product and various forms of digital media annually across various genres and budget ranges through our various divisions which comprise Camelot Film and Media Group.  Camelot Films® continues to provide the foundation upon which all of our various film, television and digital media divisions plan to operate. By incorporating our truly unique business model, which stresses four main objectives: financial transparency, full time employment, stock ownership and revenue sharing; we are hoping to redefine the development, finance, production, and distribution process. In doing so, we plan to produce higher quality, lower cost productions to meet the growing appetite for content worldwide. Our plan is to market and distribute all of our production through our Camelot Distribution subsidiary, thereby keeping as much control as possible over the revenues generated by our productions.

The development, finance, production and distribution process for film, television and digital media can have a lengthy workflow cycle. The process is inherently risky. It consumes significant cash and personnel resources. While we are going through this process, we are slowly developing the other areas of our business, Camelot Studio Group and Camelot Production Services Group. All three divisions are critical to our success. It will take at least three to five years to become fully operational, depending upon the successful completion of our planned financing activities. If our funding plans are delayed or do not materialize, we may never become fully operational, or if we do, it could take significantly longer than three to five years.

Key Additional Components of the Camelot Production Model (“CPM”)

Camelot Films is home to our unique “Camelot Production Model”, also known as “CPM”. The CPM provides for multiple feature films to be produced in annualized schedules known as “Slates”.  The CPM plan incorporates the basic features previously described, including financial transparency, full time employment, stock ownership and revenue sharing. The CPM plan expects to offer maximum flexibility, cost reductions, increased productivity, embraces new technologies and provides education and employment opportunities.

With annualized budgets and Slates, Camelot Films plans to take the best of the old studio system, and merge it into the 21st century. By eliminating many of the old studio system drawbacks, such as long term, non-negotiable actor contracts which tied an actor to a single studio for years, and by incorporating new business methods and technologies, such as creative freedom and digital, Camelot Films is designed to provide the filmmaker with the tools necessary to develop, produce and distribute their projects, either through Camelot Films or through another entity with the assistance of Camelot.

            The following additional components are a crucial part of the CPM:

Cash Component

Our plan is to raise sufficient capital to finance the next three to five years of operations, production and distribution activities, the time period management feels it will take for us to realize ongoing revenues substantial enough to maintain monthly operating, production and distribution expenses. We plan to file a S-1 registration statement during the second and third quarters of 2009. We will not be able to commence our plan to develop, produce, market and distribute multiple pictures annually until we have raised the necessary capital. In the event we are unable to secure this funding on a timely basis, our ability to implement our plan would be jeopardized. See “Risk Factors”.

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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

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

General Statistics

According to the Motion Picture Association’s U.S. Theatrical Market: 2008 Statistics, worldwide box office reached $28.1 billion, a 5.2% increase over 2007. Overall domestic box office revenue was approximately $9.8 billion in 2008. This represents a 1.7% increase in total domestic box office compared to 2007 statistics. Global box office reached an all-time high with its $28.1 billion in 2008, with 65% of the global box office generated internationally, up from 51% in 2001. Domestic movie goers purchased 1.364 billion theater tickets in 2008, a slight .02.6% decrease over 2007. Although it fluctuates from year to year (including a moderate decline from 2004 to 2005, followed by steady increases through 2007), the domestic motion picture industry has grown in revenues and attendance over the past 15 years, with box office receipts up 111% ($4.563 billion in 1992) and admissions up 27.4% from 1992 to 2007. During the first quarter of 2009, domestic box office set records in revenue and admissions, reversing a trend that had seen admissions decrease every year since 1999. Worldwide appetite for filmed entertainment continues to escalate, as seen in the increased international percentage of total world-wide box office. Domestically, filmed entertainment has historically performed well during recessionary periods, and the current numbers continue to reinforce that fact.

            There were 610 feature films released in 2008, up from 599 in 2007. 27%, or 162, of those were released by the major studios. 444, or 73%, were released by independent distributors. That represents a 3% increase over 2007 for the independents. 3 movies earned more than $300,000,000 at the US box office in 2008, 3 earned between $200,000,000 and $300,000,000, and 14 earned between $100,000,000 and $199,000,000.

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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Competition - continued

Competitor Film and Television Companies 2008

Major Parent	Divisions

Universal	Focus	Rogue	NBC	Telemundo	USA	Sci Fi	Bravo
Sony	Columbia	MGM	UA	Sony Classics	Screen Gems	TriStar	Destination
Paramount	DreamWorks	Vantage	P. Classics	Nickelodeon	CBS	BET	Comedy C
Warner	New Line	Telepicture	Castle Rock	W. Independent	Picturehouse	HBO	W. Premier
Disney	Buena Vista	Touchstone	Miramax	Hollywood	Pixar	ABC	Spyglass
Fox	Fox Searchlight	Faith	Atomic	Fox TV	Telecolombia

Independents	Divisions

Camelot Ent Gp	Camelot Films	Camelot Features	Camelot Urban	Ferris Wheel
Weinstein	Dimension
Nu Image	Millennium	First Look
Yari Film Group
Lionsgate	Ghost House	Mandate
Newmarket
RKO Radio Pictures	Roseblood
IFC Films
Samuel Goldwyn
2929	Magnolia	Truly Indie	HDNet	HDNet Films	Landmark
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

Typical Film Release Windows*

	Months After	Approximate
Release Period	Initial Release	Release Period

Theatrical	—	0-3 months
Home video/ DVD (1st cycle)	3-6 months	1-3 months
Pay-per-transaction (pay per-view and video-on-demand)	4-8 months	3-4 months
Pay television	9-12 months	18 months
Network or basic cable	27-30 months	48-72 months
Syndication	48-70 months	12-72 months
Licensing and merchandising	Concurrent	Ongoing
All international releases	Concurrent	Ongoing

*	These patterns may not be applicable to every film, and may change with the emergence of new technologies. Does not include day and date release patterns.

ITEM 1. DESCRIPTION OF BUSINESS  - continued

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

Movie Remain a Hot Ticket

According to the Motion Picture Association of America, the motion picture industry has continued to experience significant growth worldwide over the past five decades, although certain aspects of the industry have matured in recent years, such as DVD.

Between 1953 and 2008, a span of 55 years, the U.S. Box Office has gone from $1.34 billion in gross receipts in 1953 to the all time high of $9.8 billion in 2008.

All of the international regions saw significant growth between July 2006 and July 2007. Europe, the Middle East and Africa saw an increase of 15%. Asia-Pacific saw an increase of 15%. Latin America’s theatrical market increased 17%. Europe, the Middle East and Africa (“EMEA”) comprised more than half of the $16.33 billion international box office, accounting for 49.6% of the total with $8.11 billion in receipts. Asia-Pacific box office finished strong with $6.32 billion between July 2006 and July 2007. These trends are expected to continue in 2009.

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Movie Remain a Hot Ticket - continued

Worldwide admissions bounced back in 2006, reaching an all-time high of 7.81 billion movie tickets after a 4% increase. The growth was driven primarily by Asia Pacific’s 5% gain to 4.81 billion tickets and EMEA’s 4% gain to 1.1 billion tickets.

The number of theatrical screens in the U.S. increased less than 1% to 40,194 in 2008. This follows a 2.1% increase in screens between 2005 and 2007 and a 9.7% increase between 2003 and 2007. Of the 40,194 screens in the U.S., 39,476 were indoor screens, while 718 were drive-in screens. The number of drive in screens decreased by 12 screens between 2007 and 2008. This follows an increase by 21 screens between 2005 and 2007. The number of drive in screens reached an all time low of 601 in 2004, followed by an increase to 709 screens in 2005. In comparison, in 1986 there were 2,818 drive-in screens in the US.

Digital screens continued their rapid growth in 2008 with the number of worldwide digital screens climbing 33% to 8,614 screens. To put this number of digital screens in a better perspective, in 1999 there were 12 digital screens worldwide. 5,474 digital screens representing 64% of all digital screens are in the U.S.

▪
In 2008, the number of moviegoers dropped 2.6% over the previous year, with 1,364,000,000 admissions. In 2007, the number of moviegoers had reached its highest point in five years, topping 1,400,000,000 admissions.

▪
For the past eight years, each U.S. resident attended an average of at least 5.5 movies per year. In 2007, the average was 6.0, up from 4.4 in 1985. In 2005, the average was 5.4. Admissions per capita reached an all time high of 6.2 in 2002.

▪	The average annual admission price for 2008 was $7.18, up 4.4% over the previous year.

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
▪Between 2001 and 2007, the average budget of a studio film increased 48.4% from $47.7 million in 2001 to $70.8 million in 2007.

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

▪
Between 2006 and 2007 the total number of theaters in the U.S. decreased by 1.2%. Between 2000 and 2004, the total number of theaters in the U.S. decreased by 2.1%. Between 1994 and 2004 the total number of theaters in the U.S. increased by 38%.

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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Movie Remain a Hot Ticket - continued

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

▪	Preliminary reports show that at the end of 2006, 33.2 million homes subscribed to digital cable, a 4.7% increase over 2006. 29.6 million homes have satellite service, a 8% increase over 2006.

▪
Video on Demand (“VOD”), an advanced pay-per-view programming service which enables viewers to order and watch movies on demand and to pause, rewind or fast-forward them, according to 2007 preliminary numbers, is available in 31 million households, or approximately 27.5% of homes with televisions. That represents a 7.3% increase over 2006.

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Movie Remain a Hot Ticket - continued

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

Collective Bargaining Agreements

Feature films produced by the major studios and independent production companies in the United States generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America was recently renegotiated following a four month work stoppage between November 2007 and February 2008. The collective bargaining agreement with the Screen Actors Guild expired on June 30, 2008. Talks continue as of April 15, 2009. The Directors Guild of America collective bargaining agreement expired on June 30, 2008. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399, which represents significant numbers of persons within the motion picture industry, expires on July 31, 2008 and the collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2010. A strike by one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and thereby could adversely affect our potential future cash flow and revenues.

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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Industry Compensation Arrangements - continued

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

One of the major roles of a distributor, in addition to their relationships with theatrical and non-theatrical outlets, is the ability of these parties to measure the expected demand for a given motion picture. This is a critical function, because ideally such assessment should help determine an effective advertising and print budget for the project. A motion picture release print is the media that in most cases is used by exhibitors and theaters to present the motion picture to their patrons. The projected demand for a film project can directly influence the number of prints made, which is important because each print is rather costly. Similarly, the number and types of geographic locations, or markets, the film could be released in normally influences the mix and cost of advertising expenditures. Although the MPAA did not release costs for 2008, according to the MPAA, the average print and advertising costs per release per member totaled $35.9 million in 2007. Combining this total with the $70.8 million reported average 2007 MPAA member costs to produce film, or motion picture negative, results in an average production and distribution cost of $106.6 million. When one considers that the average box office revenue per release for these members was only $32.7 million in 2006, and for all new releases the average was $15.8 million, the financial risks of distributing and producing a motion picture should become clearer. Very few independent productions have direct access to such capital, making their reliance on distributors and distribution partners essential.

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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

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

We did not announce any new product or service during 2008.

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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Competitive Strengths - continued

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

Research and Development Activities

Our research and development activities include implementation of our business model, acquisition of scripts, development of scripts, and all other aspects of the development process relating to the development, pre-production, production, post-production, marketing and distribution of feature films. We estimate that approximately forty per cent of management’s time has been spent conducting research and development activities during the past two years. In addition, we have been expanding our research and development activities to include preparations for our studio projects.

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

Employees

As of December 31, 2008, we have three full and part time employees. One of our staff members, an officer of our company, spends 100% of his time on matters relating to our company. The other staff members spend anywhere from 10% to 50% of their time on matters relating to our business. We also retain consultants and independent contractors on a “as need” basis.

Risk Factors

Ability to Achieve Profitable Operations

Our operations to date have been limited. Our focus had been on our Camelot Studio Group division, which has limited our ability to fully implement our other major divisions. The development and implementation of our business model is a long term process. The normal fiscal cycle of a feature film does not typically generate revenues for 18 to 24 months. Subsequent to that, the fiscal life cycle of a feature film is close to 7 years initially, with affiliate, residual and syndication revenues continuing for years. As of December 31, 2008, we do not have any projects in production. Our first studio facility, Camelot Studios at ATEP, the project was terminated in September 2008. As a result of our long sales cycles, it is difficult to determine with any certainty how our short term financial picture will evolve. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and while we have resources available to grow our business in 2009, we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the future could require a significant increase in the use of working capital.

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Risk Factors - continued

Ability to Achieve Profitable Operations - continued

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

We have a limited operating history as a motion picture, television and digital media company in which to evaluate our business

As Camelot Entertainment Group, we have a limited operating history as a motion picture, television and digital media company. To date, we have generated no revenues and a limited operating history as a motion picture company upon which an evaluation of our future success or failure can be made. Our primary focus had been the development of Camelot Studios at ATEP and to a lesser scale project development within Camelot Film and Media Group. As a result, many of our planned divisions are not operational or have very limited operations as of December 31, 2008. While current company assets and financial commitments are suitable for the projected financial needs forecast during 2009, we do not know at this time the outlook for 2010 and beyond. No assurances of any nature can be made to investors that the company will be profitable. There can be no assurances that our management will be successful in managing the Company as a motion picture, television and digital media company.

We have incurred significant and continuing losses and may not be able to generate revenues to sustain our operations

We have incurred net losses of approximately $428,575 and $2,103,235 respectively in 2008 and 2007, and have an accumulated deficit of $16,705,021 at December 31, 2008, with losses during the past two years primarily the result of our financial commitment to the development of Camelot Studios at ATEP and the development of projects for Camelot Film and Media Group.

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

We are subject to a working capital deficit, which means that our current assets at December 31, 2008, were not sufficient to satisfy our current liabilities

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Risk Factors - continued

Ability to Achieve Profitable Operations - continued

As of December 31, 2008, we had a working capital deficit of $1,420,275, which means that our current liabilities of $1,422,183 exceeded our current assets of $1,908 by that amount on December 31, 2008. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2008, were not sufficient to satisfy all of our current liabilities on that date. We will have to raise additional capital or debt to fund the deficit.

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

Mr. Atwell, our President, Chief Executive Officer and Chairman, owns a controlling interest in our voting stock and as a result stockholders will have a limited voice in our management

Mr. Atwell, our President, Chief Executive Officer and Chairman, is the beneficial owner of 34% of our issued and outstanding common shares and 83% of our Series A Convertible Preferred Stock (“Series A”) and 84% of our Series B Convertible Preferred Stock (“Series B”) and 84% of our Series C Convertible Preferred Stock (“Series C”). Each share of Series A entitles the holder to 50 votes and each share of Series B entitles the holder to 1,000 votes. In the aggregate, Mr. Atwell is entitled to cast 6,904,855,819 votes or 76% of the votes in any vote by our stockholders. Mr. Jackson, the Chief Financial Officer, corporate secretary and director, is the beneficial owner of 4% of our issued and outstanding common shares and 15% of each of our Series A Convertible Preferred Stock and 15% of our Series B Convertible Preferred Stock and 15% of our Series C Convertible Preferred Stock. In the aggregate, Mr. Jackson is entitled to cast 1,225,136,599 votes or 13% of the votes in any vote by our stockholders. Together, they are entitled to cast 8,129,992,418 votes or 89% of the votes in any vote by our stockholders. Thus, Mr. Atwell and Mr. Jackson will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Risk Factors - continued

Ability to Achieve Profitable Operations - continued

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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Risk Factors - continued

Ability to Achieve Profitable Operations - continued
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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Risk Factors - continued

Ability to Achieve Profitable Operations - continued

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

ITEM 1. DESCRIPTION OF BUSINESS  - continued

Risk Factors - continued

Ability to Achieve Profitable Operations - continued

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

Risks Related to Our Common Stock and Its Market

If the ownership of our common stock continues to be somewhat concentrated in shares owned by our management, and mainly Mr. Atwell and Mr. Jackson, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline

As of December 31, 2008, Mr. Atwell, our President, Chief Executive Officer and Chairman, and his affiliates, and Mr. Jackson, our Chief Financial Officer, secretary and director,  beneficially own or control approximately 89% of the votes that may be cast in any stockholder vote. Accordingly, Mr. Atwell, Mr. Jackson and their affiliates will have sole control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This stockholder control may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

There is a limited market for our common stock which makes it difficult for investors to engage in transactions in our securities

Our common stock is quoted on the OTCBB under the symbol “CMLT”. If public trading of our common stock does not increase, a liquid market will not develop for our common stock. The potential effects of this include difficulties for the holders of our common shares to sell our common stock at prices they find attractive. If liquidity in the market for our common stock does not increase, investors in our company may never realize a profit on their investment.

Our stock has been thinly traded, which can lead to price volatility and difficulty liquidating any investment in our stock

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years and subsequent interim period, our common stock has traded as low as $0.0001 and as high as $0.05. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including actual or anticipated variations in quarterly and annual operating results and general market perception. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

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

The conversion of the promissory notes based on our 2006/2007/2008 financing is based on an average of our closing bid price of our intraday trading prices of our common stock over a certain period of time prior to conversion and the decrease of the intraday trading price will result in issuance of a significant increase of shares resulting in dilution to our shareholders

The conversion of the promissory notes in our 2006-2008 financing is based on the applicable percentage of the average of the lowest three (3) trading prices for the Common Stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days. At present, the applicable percentage is 50%, as mutually agreed to between the note holders and the company. The price of our common shares may fluctuate and the lower intra-day trading price in the future, will result in a conversion ratio resulting in issuance of a significant amount of our common shares to the promissory note holders. This will result in our present shareholders being diluted as the note holders convert.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 8001 Irvine Center Drive, Suite 400, Irvine, CA 92618. The space is leased on an annual basis. The current lease expires on December 31, 2009. We can be reached by calling (949) 754-3030, faxing (949) 643-5504 or emailing info@camelotfilms.com. We invite you to visit our website at www.camelotfilms.com for information about our company, products and services.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, we are involved in two legal proceedings. One matter involves a settlement of office rents owed at our previous office location in Aliso Viejo, California. We elected to move prior to the expiration of our lease, and we are currently negotiating a settlement with them. The other matter involves a dispute between us and Growthink, Inc., regarding the preparation and delivery of a business plan. To date, we have paid Growthink approximately $60,000 for development, preparation, completion and delivery of our master business plan. They have requested additional payments be made totaling $10,000. We have requested completion of certain delivery items prior to making any further payment.

Management is not aware of any other legal matters threatened or pending against the Company that have not been previously disclosed in one or more of the Company’s filings with the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 2008, the Board of Directors and the stockholders approved a 100-for-1 reverse stock split of all of our outstanding common and preferred stock. As a result of the reverse stock split, effective August 29, 2008, the number of outstanding common shares was reduced from 434,727,332 to 4,347,316, as of August 29, 2008, and the number of our outstanding preferred stock was reduced from 39,552,047 to 395,521.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "CMLT" of the National Association of Securities Dealers, Inc. (the "NASD”).

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Stock Performance

Our common stock is currently quoted on the OTCBB under the symbol “CMLT”. There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years. These quotations as reported by the OTCBB, Pink Sheets and historical data as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	Closing Bid
YEAR 2008	High Bid	Low Bid
1st Quarter Ended March 31	$0.01	$0.002
2nd Quarter Ended June 30	$0.0016	$0.0006
3rd Quarter Ended September 30	$0.05	$0.0003
4th Quarter Ended December 31	$0.003	$0.0001

YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31	$0.110	$0.051
2nd Quarter Ended June 30	$0.100	$0.015
3rd Quarter Ended September 30	$0.015	$0.002
4th Quarter Ended December 31	$0.007	$0.003

As of December 31, 2008 the bid share price of our Common Stock was $0.0001 on the OTCBB. As of December 31, 2007 the bid share price of our Common Stock was $.004 on the OTCBB. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

The decline in the market price of our stock over the past two years is due in part to several key factors that have occurred, including the following:

•
Management’s decision to devote considerable time and financial resources to the development of Camelot Studios at ATEP without being able to publicly announce progress on that project due to contractual restraints; and

•	The conversion of notes held by the NIR note holders and the resulting immediate sale of those shares into the marketplace, which resulted in stock price declines; and

•	The conversion of notes held by various note holders and the resulting sale of those shares into the marketplace at extremely low market prices; and

•	The lack of any significant news on the Company or any sustained public relations effort due in part to the inability to release news on the studio project.

Holders

As of December 31, 2008, there were 1,563,669,608 shares of Common Stock outstanding. On December 31, 2008, there were 127 holders of record of our Common Stock. However, we estimate there are approximately 1,027 total stockholders of our Common Stock including those held in street name, known as “CEDE”. On December 31, 2007, there were 224,506,332 shares of Common stock outstanding and 112 holders of record of our Common Stock.

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

Reverse Stock Split

On August 19, 2008, the Board of Directors approved a 100-for-1 reverse stock split of all of our outstanding common and preferred stock. As a result of the reverse stock split, effective August 29, 2008, the number of outstanding common shares was reduced from 434,727,332 to 4,347,316, as of August 29, 2008, and the number of our outstanding preferred stock was reduced from 39,552,047 to 395,521. All references to our common stock (other than issuances) in the balance of this Report have been restated to reflect the reverse stock split.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Sale of Unregistered Securities

All securities sold in the past three years have been reported in previous quarterly filings on Form 10-Q and annual filings on Form 10-K. Here is a summary of all shares issued during fiscal year 2008 effective dates:

Stockholder	Shares Issued	Exemption	Consideration	Disposition/Price

Robert P. Atwell	248,818,180	144	Loans;Services	Issued/Market
Hope Capital, Inc.	207,000,000	144	Debt Retirement	Issued/Market/Discount (1)
Watson Investment Enterprises	200,000,000	144	Debt Retirement	Issued/Market/Discount (1)
The Atwell Group	178,000,000	144	Loans;Services	Issued/Market
K&L International Enterprises	153,000,000	144	Debt Retirement	Issued/Market/Discount (1)
Camelot Escrow	100,000,000	144	Escrow	Held in Reserve
AJW Offshore LLC	86,665,515	144	Debt Retirement	Issued/Market/Discount (1)
Phillip Parsons	83,272,727	S8	Services	Issued/Market
Tamara Atwell	82,272,727	S8	Services	Issued/Market
George Jackson	78,300,000	S8	Services	Issued/Market
The Corporate Solution, Inc.	60,000,000	S8	Services	Issued/Market
Rodger Spainhower	52,000,000	S8	Services	Issued/Market
Chris Flannery	51,000,000	S8	Services	Issued/Market
Vince Monaco	51,000,000	S8	Services	Issued/Market
Douglas Warner	22,000,000	S8	Services	Issued/Market
Phil Scott	20,000,000	S8	Services	Issued/Market
AJW Qualified LLC	17,952,480	144	Debt Retirement	Issued/Market/Discount (1)
AJW Partners LLC	10,101,849	144	Debt Retirement	Issued/Market/Discount (1)
Scorpion Bay LLC	9,221,000	144	Services	Issued/Market
AlphaTrade.com	8,750,000	144	Debt Retirement	Issued/Market
La Jolla Investment Partners	7,000,000	144	Debt Retirement	Issued/Market/Discount (1)
Tania Babeshoff	7,000,000	144	Debt Retirement	Issued/Market/Discount (1)
ATG, Inc.	7,000,000	144	Debt Retirement	Issued/Market/Discount (1)
Ongkaruck Sripetch	7,000,000	144	Debt Retirement	Issued/Market/Discount (1)
Patrick Winn	6,022,727	S8	Services	Issued/Market
Susan Sanchez	2,272,727	S8	Services	Issued/Market
Bastien Living Trust	2,000,000	S8	Services	Issued/Market
Lewis Consulting Group	2,000,000	S8	Services	Issued/Market
New Millennium Capital LLC	1,393,356	144	Debt Retirement	Issued/Market/Discount (1)
Schubert Flint	1,000,000	S8	Services	Issued/Market
Joseph Petrucelli	1,000,000	S8	Services	Issued/Market
Jeffory Smith	1,000,000	S8	Services	Issued/Market
Thomas Stepp	500,000	S8	Services	Issued/Market
CEDE	4	42	Bal. Adj.	Issued/Market

Total	1,764,543,292

 Notes:
(1) Issued at 50% Discount to Market per contract

Here is a complete breakdown of all common shares issued in 2008 by effective date:

Date	Title	Exemption	Amount	Name	Type	Consideration	Price	Note
2/22/2008	Common	144	43,500	AJW Partners	Debt Retirement	Cash	.0024	Conversion
2/22/2008	Common	144	6,000	New Millennium	Debt Retirement	Cash	.0024	Conversion
2/22/2008	Common	144	299,000	AJW Offshore	Debt Retirement	Cash	.0024	Conversion
2/22/2008	Common	144	151,500	AJW Qualified Partners	Debt Retirement	Cash	.0024	Conversion
2/25/2008	Common	144	1,000,000	Schubert Flint	Consulting	Services	.005	CSG

3/03/2008	Common	144	43,500	AJW Partners	Debt Retirement	Cash	.003	Conversion
3/03/2008	Common	144	6,000	New Millennium	Debt Retirement	Cash	.003	Conversion
3/03/2008	Common	144	299,000	AJW Offshore	Debt Retirement	Cash	.003	Conversion
3/03/2008	Common	144	151,500	AJW Qualified Partners	Debt Retirement	Cash	.003	Conversion
3/06/2008	Common	144	43,500	AJW Partners	Debt Retirement	Cash	.0024	Conversion
3/06/2008	Common	144	6,000	New Millennium	Debt Retirement	Cash	.0024	Conversion
3/06/2008	Common	144	299,000	AJW Offshore	Debt Retirement	Cash	.0024	Conversion

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Sale of Unregistered Securities - continued

Date	Title	Exemption	Amount	Name	Type	Consideration	Price	Note
3/06/2008	Common	144	151,500	AJW Qualified Partners	Debt Retirement	Cash	.0024	Conversion
3/11/2008	Common	144	43,500	AJW Partners	Debt Retirement	Cash	.0021	Conversion
3/11/2008	Common	144	6,000	New Millennium	Debt Retirement	Cash	.0021	Conversion
3/11/2008	Common	144	299,000	AJW Offshore	Debt Retirement	Cash	.0021	Conversion
3/11/2008	Common	144	151,500	AJW Qualified Partners	Debt Retirement	Cash	.0021	Conversion
3/14/2008	Common	144	43,500	AJW Partners	Debt Retirement	Cash	.0016	Conversion
3/14/2008	Common	144	6,000	New Millennium	Debt Retirement	Cash	.0016	Conversion
3/14/2008	Common	144	299,000	AJW Offshore	Debt Retirement	Cash	.0016	Conversion
3/14/2008	Common	144	151,500	AJW Qualified Partners	Debt Retirement	Cash	.0016	Conversion
3/20/2008	Common	144	43,500	AJW Partners	Debt Retirement	Cash	.0013	Conversion
3/20/2008	Common	144	6,000	New Millennium	Debt Retirement	Cash	.0013	Conversion
3/20/2008	Common	144	299,000	AJW Offshore	Debt Retirement	Cash	.0013	Conversion
3/20/2008	Common	144	151,500	AJW Qualified Partners	Debt Retirement	Cash	.0013	Conversion
3/26/2008	Common	144	43,500	AJW Partners	Debt Retirement	Cash	.0012	Conversion
3/26/2008	Common	144	6,000	New Millennium	Debt Retirement	Cash	.0012	Conversion
3/26/2008	Common	144	299,000	AJW Offshore	Debt Retirement	Cash	.0012	Conversion
3/26/2008	Common	144	151,500	AJW Qualified Partners	Debt Retirement	Cash	.0012	Conversion
3/31/2008	Common	144	174,000	AJW Partners	Debt Retirement	Cash	.0012	Conversion
3/31/2008	Common	144	24,000	New Millennium	Debt Retirement	Cash	.0012	Conversion
3/31/2008	Common	144	1,502,000	AJW Offshore	Debt Retirement	Cash	.0012	Conversion
3/31/2008	Common	144	300,000	AJW Qualified Partners	Debt Retirement	Cash	.0012	Conversion

4/04/2008	Common	144	174,000	AJW Partners	Debt Retirement	Cash	.0012	Conversion
4/04/2008	Common	144	24,000	New Millennium	Debt Retirement	Cash	.0012	Conversion
4/04/2008	Common	144	1,502,000	AJW Offshore	Debt Retirement	Cash	.0012	Conversion
4/04/2008	Common	144	300,000	AJW Qualified Partners	Debt Retirement	Cash	.0012	Conversion
4/11/2008	Common	144	174,000	AJW Partners	Debt Retirement	Cash	.0012	Conversion
4/11/2008	Common	144	24,000	New Millennium	Debt Retirement	Cash	.0012	Conversion
4/11/2008	Common	144	1,502,000	AJW Offshore	Debt Retirement	Cash	.0012	Conversion
4/11/2008	Common	144	300,000	AJW Qualified Partners	Debt Retirement	Cash	.0012	Conversion
4/16/2008	Common	144	174,000	AJW Partners	Debt Retirement	Cash	.0012	Conversion
4/16/2008	Common	144	24,000	New Millennium	Debt Retirement	Cash	.0012	Conversion
4/16/2008	Common	144	1,502,000	AJW Offshore	Debt Retirement	Cash	.0012	Conversion
4/16/2008	Common	144	300,000	AJW Qualified Partners	Debt Retirement	Cash	.0012	Conversion
4/22/2008	Common	144	174,000	AJW Partners	Debt Retirement	Cash	.0012	Conversion
4/22/2008	Common	144	24,000	New Millennium	Debt Retirement	Cash	.0012	Conversion
4/22/2008	Common	144	1,502,000	AJW Offshore	Debt Retirement	Cash	.0012	Conversion
4/22/2008	Common	144	300,000	AJW Qualified Partners	Debt Retirement	Cash	.0012	Conversion
4/25/2008	Common	144	174,000	AJW Partners	Debt Retirement	Cash	.0013	Conversion
4/25/2008	Common	144	24,000	New Millennium	Debt Retirement	Cash	0013	Conversion
4/25/2008	Common	144	1,502,000	AJW Offshore	Debt Retirement	Cash	0013	Conversion
4/25/2008	Common	144	300,000	AJW Qualified Partners	Debt Retirement	Cash	0013	Conversion

5/01/2008	Common	144	174,000	AJW Partners	Debt Retirement	Cash	.001	Conversion
5/01/2008	Common	144	24,000	New Millennium	Debt Retirement	Cash	.001	Conversion
5/01/2008	Common	144	1,502,000	AJW Offshore	Debt Retirement	Cash	.001	Conversion
5/01/2008	Common	144	300,000	AJW Qualified Partners	Debt Retirement	Cash	.001	Conversion
5/05/2008	Common	144	174,000	AJW Partners	Debt Retirement	Cash	.001	Conversion
5/05/2008	Common	144	24,000	New Millennium	Debt Retirement	Cash	.001	Conversion
5/05/2008	Common	144	1,502,000	AJW Offshore	Debt Retirement	Cash	.001	Conversion
5/05/2008	Common	144	300,000	AJW Qualified Partners	Debt Retirement	Cash	.001	Conversion
5/09/2008	Common	144	1,035,300	AJW Partners	Debt Retirement	Cash	.001	Conversion
5/09/2008	Common	144	142,800	New Millennium	Debt Retirement	Cash	.001	Conversion
5/09/2008	Common	144	8,936,900	AJW Offshore	Debt Retirement	Cash	.001	Conversion
5/09/2008	Common	144	1,785,000	AJW Qualified Partners	Debt Retirement	Cash	.001	Conversion

6/10/2008	Common	144	487,200	AJW Partners	Debt Retirement	Cash	.001	Conversion
6/10/2008	Common	144	67,200	New Millennium	Debt Retirement	Cash	.001	Conversion
6/10/2008	Common	144	4,205,600	AJW Offshore	Debt Retirement	Cash	.001	Conversion
6/10/2008	Common	144	840,000	AJW Qualified Partners	Debt Retirement	Cash	.001	Conversion

8/01/2008	Common	144	100,000,000	Camelot	Financial	Escrow	.001	Reserve
8/13/2008	Common	144	9,221,000	Scorpion Bay LLC	Consulting	Services	.0005	CSG
8/13/2008	Common	S8	20,000,000	George Jackson	Management	Services	.0005	CMLT

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Sale of Unregistered Securities - continued

Date	Title	Exemption	Amount	Name	Type	Consideration	Price	Note
8/13/2008	Common	144	28,000,000	The Atwell Group	Manage/Fiscal	Cash/Services	.0005	CMLT
8/13/2008	Common	S8	10,000,000	The Corporate Solution	Consulting	Services	.0005	CMLT
8/29/2008	Common	144	10,849	AJW Partners	Debt Retirement	Cash	.01	Conversion
8/29/2008	Common	144	1,496	New Millennium	Debt Retirement	Cash	.01	Conversion
8/29/2008	Common	144	93,650	AJW Offshore	Debt Retirement	Cash	.01	Conversion
8/29/2008	Common	144	18,705	AJW Qualified Partners	Debt Retirement	Cash	.01	Conversion

9/03/2008	Common	144	10,849	AJW Partners	Debt Retirement	Cash	.009	Conversion
9/03/2008	Common	144	1,496	New Millennium	Debt Retirement	Cash	.009	Conversion
9/03/2008	Common	144	93,650	AJW Offshore	Debt Retirement	Cash	.009	Conversion
9/03/2008	Common	144	18,705	AJW Qualified Partners	Debt Retirement	Cash	.009	Conversion
9/05/2008	Common	S8	250,000	Patrick Winn	Administrative	Services	.012	CMLT
9/08/2008	Common	144	4	CEDE	Share Adjustment	Adj	.00	Bal Adj
9/12/2008	Common	144	10,849	AJW Partners	Debt Retirement	Cash	.002	Conversion
9/12/2008	Common	144	1,496	New Millennium	Debt Retirement	Cash	.002	Conversion
9/12/2008	Common	144	93,650	AJW Offshore	Debt Retirement	Cash	.002	Conversion
9/12/2008	Common	144	18,705	AJW Qualified Partners	Debt Retirement	Cash	.002	Conversion
9/12/2008	Common	144	2,000,000	K & L International	Debt Retirement	Cash	.005	Conversion
9/16/2008	Common	144	10,849	AJW Partners	Debt Retirement	Cash	.0025	Conversion
9/16/2008	Common	144	1,496	New Millennium	Debt Retirement	Cash	.0025	Conversion
9/16/2008	Common	144	93,650	AJW Offshore	Debt Retirement	Cash	.0025	Conversion
9/16/2008	Common	144	18,705	AJW Qualified Partners	Debt Retirement	Cash	.0025	Conversion
9/16/2008	Common	144	2,000,000	Robert P. Atwell	Manage/Fiscal	Cash/Services	.003	CMLT
9/16/2008	Common	S8	300,000	George Jackson	Management	Services	.003	CMLT
9/18/2008	Common	144	4,785	AJW Partners	Debt Retirement	Cash	.0015	Conversion
9/18/2008	Common	144	660	New Millennium	Debt Retirement	Cash	.0015	Conversion
9/18/2008	Common	144	41,305	AJW Offshore	Debt Retirement	Cash	.0015	Conversion
9/18/2008	Common	144	8,250	AJW Qualified Partners	Debt Retirement	Cash	.0015	Conversion
9/18/2008	Common	S8	1,000,000	George Jackson	Management	Services	.002	CMLT
9/18/2008	Common	S8	250,000	Patrick Winn	Administrative	Services	.002	CMLT
9/18/2008	Common	S8	250,000	Patrick Winn	Administrative	Services	.002	CMLT
9/18/2008	Common	144	1,000,000	Robert P. Atwell	Manage/Fiscal	Cash/Services	.002	CMLT
9/18/2008	Common	144	1,000,000	Robert P. Atwell	Manage/Fiscal	Cash/Services	.002	CMLT
9/18/2008	Common	144	1,000,000	Robert P. Atwell	Manage/Fiscal	Cash/Services	.002	CMLT
9/18/2008	Common	144	1,000,000	Robert P. Atwell	Manage/Fiscal	Cash/Services	.002	CMLT
9/18/2008	Common	144	1,000,000	Robert P. Atwell	Manage/Fiscal	Cash/Services	.002	CMLT
9/22/2008	Common	144	6,064	AJW Partners	Debt Retirement	Cash	.001	Conversion
9/22/2008	Common	144	836	New Millennium	Debt Retirement	Cash	.001	Conversion
9/22/2008	Common	144	52,345	AJW Offshore	Debt Retirement	Cash	.001	Conversion
9/22/2008	Common	144	10,455	AJW Qualified Partners	Debt Retirement	Cash	.001	Conversion
9/24/2008	Common	144	10,849	AJW Partners	Debt Retirement	Cash	.001	Conversion
9/24/2008	Common	144	1,496	New Millennium	Debt Retirement	Cash	.001	Conversion
9/24/2008	Common	144	93,650	AJW Offshore	Debt Retirement	Cash	.001	Conversion
9/24/2008	Common	144	18,705	AJW Qualified Partners	Debt Retirement	Cash	.001	Conversion
9/26/2008	Common	S8	1,000,000	George Jackson	Management	Services	.002	CMLT
9/26/2008	Common	S8	1,000,000	George Jackson	Management	Services	.002	CMLT
9/26/2008	Common	144	15,909,090	Robert P. Atwell	Manage/Fiscal	Cash/Services	.002	CMLT
9/26/2008	Common	144	15,909,090	Robert P. Atwell	Manage/Fiscal	Cash/Services	.002	CMLT
9/26/2008	Common	S8	1,000,000	Chris Flannery	Legal	Services	.002	CMLT
9/26/2008	Common	S8	500,000	Thomas Stepp	Legal	Services	.002	CMLT
9/26/2008	Common	S8	500,000	Patrick Winn	Administrative	Cash	.002	CMLT
9/26/2008	Common	S8	1,000,000	Joe Petrucelli	Legal	Services	.002	CMLT
9/26/2008	Common	S8	1,000,000	Vince Monaco	Consulting	Services	.002	CMLT
9/26/2008	Common	S8	1,000,000	Phil Parsons	Consulting	Services	.002	CMLT
9/26/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.001	Conversion
9/26/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.001	Conversion
9/26/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.001	Conversion
9/26/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.001	Conversion
9/27/2008	Common	S8	2,272,727	Phil Parsons	Consulting	Services	.002	CMLT
9/27/2008	Common	S8	2,272,727	Patrick Winn	Administrative	Services	.002	CMLT
9/27/2008	Common	S8	2,272,727	Susan Sanchez	Administrative	Services	.002	CMLT
9/27/2008	Common	S8	2,272,727	Tamara Atwell	Administrative	Services	.002	CMLT
9/27/2008	Common	S8	1,000,000	Jeffory Smith	Consulting	Services	.002	CMLT
9/27/2008	Common	S8	2,000,000	Lewis Consulting Gp	Consulting	Services	.002	CSG

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Sale of Unregistered Securities - continued

Date	Title	Exemption	Amount	Name	Type	Consideration	Price	Note
9/27/2008	Common	S8	2,000,000	Bastien Living Trust	Consulting	Services	.002	CSG
9/27/2008	Common	S8	2,000,000	Doug Warner	Consulting	Services	.002	CMLT

10/01/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.0011	Conversion
10/01/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.0011	Conversion
10/01/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.0011	Conversion
10/01/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.0011	Conversion
10/01/2008	Common	144	7,000,000	La Jolla Investment	Debt Retirement	Cash/Services	.002	Conversion
10/01/2008	Common	144	7,000,000	Tania Babeshoff	Debt Retirement	Cash/Services	.002	Conversion
10/01/2008	Common	144	7,000,000	ATG, Inc.	Debt Retirement	Cash/Services	.002	Conversion
10/01/2008	Common	144	7,000,000	Ongkaruck Sripetch	Debt Retirement	Cash/Services	.002	Conversion
10/03/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.001	Conversion
10/03/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.001	Conversion
10/03/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.001	Conversion
10/03/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.001	Conversion
10/07/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.0007	Conversion
10/07/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.0007	Conversion
10/07/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.0007	Conversion
10/07/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.0007	Conversion
10/08/2008	Common	144	35,000,000	Robert P. Atwell	Manage/Fiscal	Cash/Services	.0004	CMLT
10/13/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.0003	Conversion
10/13/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.0003	Conversion
10/13/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.0003	Conversion
10/13/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.0003	Conversion
10/14/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.0001	Conversion
10/14/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.0001	Conversion
10/14/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.0001	Conversion
10/14/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.0001	Conversion
10/14/2008	Common	S8	2,000,000	Rodger Spainhower	Edgar Fees	Services	.0004	CMLT
10/16/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.0001	Conversion
10/16/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.0001	Conversion
10/16/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.0001	Conversion
10/16/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.0001	Conversion
10/27/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.0001	Conversion
10/27/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.0001	Conversion
10/27/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.0001	Conversion
10/27/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.0001	Conversion
10/31/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.00009	Conversion
10/31/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.00009	Conversion
10/31/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
10/31/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion

11/04/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.00009	Conversion
11/04/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.00009	Conversion
11/04/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
11/04/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion
11/06/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.00009	Conversion
11/06/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.00009	Conversion
11/06/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
11/06/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion
11/06/2008	Common	144	8,750,000	AlphaTrade.com	Debt Retirement	Services	.0017	Conversion
11/10/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.00009	Conversion
11/10/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.00009	Conversion
11/10/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
11/10/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion
11/10/2008	Common	S8	5,000,000	Phil Parsons	Consulting	Services	.0016	CMLT
11/10/2008	Common	S8	2,500,000	Patrick Winn	Administrative	Services	.0016	CMLT
11/10/2008	Common	S8	5,000,000	Tamara Atwell	Administrative	Services	.0016	CMLT
11/11/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.00009	Conversion
11/11/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.00009	Conversion
11/11/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
11/11/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion
11/13/2008	Common	144	69,513	AJW Partners	Debt Retirement	Cash	.00009	Conversion
11/13/2008	Common	144	9,588	New Millennium	Debt Retirement	Cash	.00009	Conversion

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Sale of Unregistered Securities - continued

Date	Title	Exemption	Amount	Name	Type	Consideration	Price	Note
11/13/2008	Common	144	600,049	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
11/13/2008	Common	144	119,850	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion
11/13/2008	Common	144	18,000,000	Hope Capital, Inc.	Debt Retirement	Cash	.0008	Conversion
11/14/2008	Common	144	117,450	AJW Partners	Debt Retirement	Cash	.00009	Conversion
11/14/2008	Common	144	16,200	New Millennium	Debt Retirement	Cash	.00009	Conversion
11/14/2008	Common	144	1,013,850	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
11/14/2008	Common	144	202,500	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion
11/18/2008	Common	144	117,450	AJW Partners	Debt Retirement	Cash	.00009	Conversion
11/18/2008	Common	144	16,200	New Millennium	Debt Retirement	Cash	.00009	Conversion
11/18/2008	Common	144	1,013,850	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
11/18/2008	Common	144	202,500	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion
11/18/2008	Common	144	20,000,000	Hope Capital, Inc.	Debt Retirement	Cash	.0008	Conversion
11/19/2008	Common	144	117,450	AJW Partners	Debt Retirement	Cash	.00009	Conversion
11/19/2008	Common	144	16,200	New Millennium	Debt Retirement	Cash	.00009	Conversion
11/19/2008	Common	144	1,013,850	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
11/19/2008	Common	144	202,500	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion
11/19/2008	Common	144	22,000,000	K & L International	Debt Retirement	Cash	.0002	Conversion
11/19/2008	Common	S8	5,000,000	Phil Scott	Valuation	Services	.0005	CMLT
11/20/2008	Common	144	117,450	AJW Partners	Debt Retirement	Cash	.0001	Conversion
11/20/2008	Common	144	16,200	New Millennium	Debt Retirement	Cash	.0001	Conversion
11/20/2008	Common	144	1,013,850	AJW Offshore	Debt Retirement	Cash	.0001	Conversion
11/20/2008	Common	144	202,500	AJW Qualified Partners	Debt Retirement	Cash	.0001	Conversion
11/21/2008	Common	144	261,000	AJW Partners	Debt Retirement	Cash	.0001	Conversion
11/21/2008	Common	144	36,000	New Millennium	Debt Retirement	Cash	.0001	Conversion
11/21/2008	Common	144	2,253,000	AJW Offshore	Debt Retirement	Cash	.0001	Conversion
11/21/2008	Common	144	450,000	AJW Qualified Partners	Debt Retirement	Cash	.0001	Conversion
11/21/2008	Common	S8	25,000,000	Tamara Atwell	Administrative	Services	.0002	CMLT
11/21/2008	Common	S8	25,000,000	Phil Parsons	Consulting	Services	.0002	CMLT
11/21/2008	Common	S8	25,000,000	George Jackson	Management	Services	.0002	CMLT
11/21/2008	Common	144	25,000,000	Robert P. Atwell	Manage/Fiscal	Cash/Services	.0002	CMLT
11/24/2008	Common	144	261,000	AJW Partners	Debt Retirement	Cash	.0001	Conversion
11/24/2008	Common	144	36,000	New Millennium	Debt Retirement	Cash	.0001	Conversion
11/24/2008	Common	144	2,253,000	AJW Offshore	Debt Retirement	Cash	.0001	Conversion
11/24/2008	Common	144	450,000	AJW Qualified Partners	Debt Retirement	Cash	.0001	Conversion
11/25/2008	Common	144	34,000,000	K & L International	Debt Retirement	Cash	.0002	Conversion
11/25/2008	Common	144	34,000,000	Hope Capital, Inc.	Debt Retirement	Cash	.0002	Conversion
11/26/2008	Common	144	380,364	AJW Partners	Debt Retirement	Cash	.00009	Conversion
11/26/2008	Common	144	52,464	New Millennium	Debt Retirement	Cash	.00009	Conversion
11/26/2008	Common	144	3,283,372	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
11/26/2008	Common	144	655,800	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion

12/01/2008	Common	144	725,667	AJW Partners	Debt Retirement	Cash	.0001	Conversion
12/01/2008	Common	144	100,092	New Millennium	Debt Retirement	Cash	.0001	Conversion
12/01/2008	Common	144	6,264,091	AJW Offshore	Debt Retirement	Cash	.0001	Conversion
12/01/2008	Common	144	1,251,150	AJW Qualified Partners	Debt Retirement	Cash	.0001	Conversion
12/02/2008	Common	144	40,000,000	K & L International	Debt Retirement	Cash	.0002	Conversion
12/02/2008	Common	S8	5,000,000	Phil Scott	Valuation	Services	.0002	CMLT
12/03/2008	Common	144	25,000,000	Hope Capital, Inc.	Debt Retirement	Cash	.0002	Conversion
12/08/2008	Common	144	725,667	AJW Partners	Debt Retirement	Cash	.00009	Conversion
12/08/2008	Common	144	100,092	New Millennium	Debt Retirement	Cash	.00009	Conversion
12/08/2008	Common	144	6,264,091	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
12/08/2008	Common	144	1,251,150	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion
12/08/2008	Common	144	50,000,000	Hope Capital, Inc.	Debt Retirement	Cash	.0002	Conversion
12/08/2008	Common	144	50,000,000	K & L International	Debt Retirement	Cash	.0002	Conversion
12/16/2008	Common	144	60,000,000	Hope Capital, Inc.	Debt Retirement	Cash	.0002	Conversion
12/17/2008	Common	144	5,000,000	K & L International	Debt Retirement	Cash	.0002	Conversion
12/18/2008	Common	144	50,000,000	Watson Investment	Debt Retirement	Cash	.0001	Conversion
12/18/2008	Common	144	50,000,000	Watson Investment	Debt Retirement	Cash	.0001	Conversion
12/23/2008	Common	144	870,000	AJW Partners	Debt Retirement	Cash	.00009	Conversion
12/23/2008	Common	144	120,000	New Millennium	Debt Retirement	Cash	.00009	Conversion
12/23/2008	Common	144	7,510,000	AJW Offshore	Debt Retirement	Cash	.00009	Conversion
12/23/2008	Common	144	1,500,000	AJW Qualified Partners	Debt Retirement	Cash	.00009	Conversion
12/29/2008	Common	144	100,000,000	Watson Investment	Debt Retirement	Cash	.0001	Conversion
12/30/2008	Common	144	2,151,075	AJW Partners	Debt Retirement	Cash	.00006	Conversion

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Sale of Unregistered Securities - continued

Date	Title	Exemption	Amount	Name	Type	Consideration	Price	Note
12/30/2008	Common	144	296,700	New Millennium	Debt Retirement	Cash	.00006	Conversion
12/30/2008	Common	144	18,568,475	AJW Offshore	Debt Retirement	Cash	.00006	Conversion
12/30/2008	Common	144	3,708,750	AJW Qualified Partners	Debt Retirement	Cash	.00006	Conversion
12/31/2008	Common	S8	20,000,000	Doug Warner	Consulting	Services	.0001	CMLT
12/31/2008	Common	S8	50,000,000	Rodger Spainhower	Edgar Fees	Services	.0001	CMLT
12/31/2008	Common	S8	50,000,000	Phil Parsons	Consulting	Services	.0001	CMLT
12/31/2008	Common	S8	50,000,000	Tamara Atwell	Administrative	Services	.0001	CMLT
12/31/2008	Common	S8	30,000,000	George Jackson	Management	Services	.0001	CMLT
12/31/2008	Common	144	50,000,000	Robert P. Atwell	Manage/Fiscal	Cash/Services	.0001	CMLT
12/31/2008	Common	144	50,000,000	Robert P. Atwell	Manage/Fiscal	Cash/Services	.0001	CMLT
12/31/2008	Common	144	50,000,000	Robert P. Atwell	Manage/Fiscal	Cash/Services	.0001	CMLT
12/31/2008	Common	144	50,000,000	The Atwell Group	Manage/Fiscal	Cash/Services	.0001	CMLT
12/31/2008	Common	144	50,000,000	The Atwell Group	Manage/Fiscal	Cash/Services	.0001	CMLT
12/31/2008	Common	144	50,000,000	The Atwell Group	Manage/Fiscal	Cash/Services	.0001	CMLT
12/31/2008	Common	S8	50,000,000	The Corporate Solution	Manage/Fiscal	Services	.0001	CMLT
12/31/2008	Common	S8	5,000,000	Phil Scott	Valuation	Services	.0001	CMLT
12/31/2008	Common	S8	5,000,000	Phil Scott	Valuation	Services	.0001	CMLT
12/31/2008	Common	S8	50,000,000	Vince Monaco	Consulting	Services	.0001	CMLT
12/31/2008	Common	S8	50,000,000	Chris Flannery	Legal	Services	.0001	CMLT

Total	Common		1,764,543,292
Notes:  “CMLT” refers to transactions related to Camelot Entertainment Group operations. “CSG” refers to transactions related to Camelot Studio Group operations. “Conversions” refer to convertible note transactions retiring debt.

Preferred Stock

Holders

As of December 31, 2008, there were 21,695,521 shares of Preferred Stock outstanding. On December 31, 2008, there were 19 holders of record of our Preferred Stock.

2008 Preferred Stock Issuances

In fiscal year 2008, we issued 31,450,000 shares of Preferred Stock, before and after the reverse split of shares that was effective on August 29, 2008. We issued 11,100,000 shares of Series A Convertible Preferred Stock, 8,100,000 shares of Series B Convertible Preferred Stock, and 12,250,000 shares of Series C Convertible Preferred Stock.

Date	Title	Exemption	Amount	Name	Type	Consideration	Price	Note
8/13/08	Series A	4.2	1,000,000	George Jackson	Management	Services	.0005	CMLT
8/13/08	Series A	4.2	3,000,000	Robert Atwell	Management	Cash/Services	.0005	CMLT
8/13/08	Series B	4.2	1,000,000	George Jackson	Management	Services	.0005	CMLT
8/13/08	Series C	4.2	750,000	Scorpion Bay LLC	CDG	Cash	.0005	CSG
8/13/08	Series C	4.2	3,000,000	The Atwell Group	CDG	Cash	.0005	CSG
8/13/08	Series C	4.2	50,000	Sea Castle LLC	CDG	Cash	.0005	CSG
8/13/08	Series C	4.2	100,000	Joseph Petrucelli	CDG	Cash	.0005	CSG
8/13/08	Series C	4.2	250,000	Pacific Surf Partners LP	CDG	Cash	.0005	CSG
8/13/08	Series C	4.2	775,000	OCTY, Inc.	CDG	Cash	.0005	CSG
8/13/08	Series C	4.2	50,000	Tim McCullium	CDG	Cash	.0005	CSG
8/13/08	Series C	4.2	100,000	George Jackson	CDG	Cash	.0005	CSG
8/13/08	Series C	4.2	50,000	Jeff Brown	CDG	Cash	.0005	CSG
8/13/08	Series C	4.2	25,000	Irene Aurand	CDG	Cash	.0005	CSG
9/26/08	Series A	4.2	100,000	George Jackson	Management	Services	.0022	CMLT
9/26/08	Series A	4.2	1,000,000	Robert Atwell	Management	Cash/Services	.0022	CMLT
9/26/08	Series B	4.2	100,000	George Jackson	Management	Services	.0022	CMLT
9/26/08	Series B	4.2	1,000,000	Robert Atwell	Management	Cash/Services	.0022	CMLT
9/26/08	Series C	4.2	100,000	George Jackson	Management	Services	.0022	CMLT
9/26/08	Series C	4.2	1,000,000	Robert Atwell	Management	Cash/Services	.0022	CMLT
12/20/08	Series A	4.2	1,000,000	George Jackson	Management	Services	.0001	CMLT
12/20/08	Series A	4.2	5,000,000	Robert Atwell	Management	Cash/Services	.0001	CMLT
12/20/08	Series B	4.2	1,000,000	George Jackson	Management	Services	.0001	CMLT
12/20/08	Series B	4.2	5,000,000	Robert Atwell	Management	Cash/Services	.0001	CMLT
12/20/08	Series C	4.2	1,000,000	George Jackson	Management	Services	.0001	CMLT
12/20/08	Series C	4.2	5,000,000	Robert Atwell	Management	Cash/Services	.0001	CMLT

Totals	31,450,000

Notes:  “CMLT” refers to transactions related to Camelot Entertainment Group operations. “CSG” refers to transactions related to Camelot Studio Group operations. “CDG” refers to transactions related to Camelot Development Group transactions.

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

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying financial statements and notes to help provide an understanding of Camelot Entertainment Group Inc.’s (“Camelot” or the “Company”) financial condition, cash flows and results of operations. MD&A is organized as follows:

o	Plan of Operation. This section provides a brief description of Camelot’s plan of operation for fiscal year 2009.

o	Overview. This section provides a general description of our corporate structure and what the management will focus on in 2009.

o	Cash requirements. This section provides a discussion of how long Camelot can satisfy its cash requirements and the need, if any, to raise additional funds in 2009.

o	Research and Development. This section discusses the research and development activities of Camelot.

o	Equipment. This section looks at if there will be any major equipment purchases in 2009.

o	Change in Employees. This section discusses if there will be any significant change in the number of employees.

o	Results of Operations. This section provides an analysis of Camelot’s results of operations for the two years ending December 31, 2008.

o
Liquidity and Capital Resources. This section provides an analysis of Camelot’s cash flows for the two years ended December 31, 2008, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2008. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

o	Sources of Revenue. This section examines expected sources of revenues.

o	Recent Financings. This section discusses financing transactions of Camelot during 2008.

o	Off-Balance Sheet Arrangements. This section discloses any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Camelot’s financial condition.

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

Our Company is divided up into three major divisions, Camelot Film and Media Group, Camelot Studio Group and Camelot Production Services Group.

During fiscal year 2009, the Company’s focus will be on the ongoing development of projects within our Camelot Film and Media Group division, while continuing to pursue opportunities through our Camelot Studio Group division. The emergence of Camelot Film and Media Group as it prepares to unveil its Camelot Production Model (“CPM”) in 2009 points to significant activity for us this year. In order to implement our plans to become a global media and entertainment company, it is critical that we build a solid foundation to build upon, and that begins with making sure that each division is carefully structured and that their respective business models are implemented in accordance with those designs.

There are five steps that comprise the backbone of our operating philosophy. Each step, when implemented, secures the foundation for the next step. These five steps are:

1.	Education; which leads to

2.	Infrastructure; which leads to

3.	Utilization; which leads to

4.	Opportunity; which leads to

5.	Success

The current focus of our operations is our Camelot Film and Media Group division, where we have acquired several literary properties as we gear up to hopefully begin physical production this year on several projects in our production pipeline. Veteran producer H. Kaye Dyal has been brought in to head up production for us in our Camelot Features division, and he has brought in several projects that are in various stages of development.

Fiscal year 2009 should also see the emergence of our production and distribution division, Camelot Film and Media Group, and the proprietary Camelot Films “CPM”. Designed to have mainstream appeal and franchise potential, the CPM provides for the development, production, marketing and distribution of motion pictures by combining the efficiencies realized by studios of the early 1900’s with the artistic focus and diversity of today’s independent productions. Using this approach, we believe the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CPM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas many independent films are limited by the types of post production technology used, due in part to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum number of original motion pictures each year. One benchmark of the CPM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

Within our Camelot Film and Media Group division, Camelot Films plans to focus on high quality, suspense, action, thriller, comedy and dramatic commercial content. Camelot Features will continue to develop its limited catalogue of literary properties and preparations to begin pre-production on some of its projects as packaging is completed. Camelot Television Group plan to continue to explore potential pilots and television series to produce. Camelot Urban Entertainment is expected to complete its first feature length documentary during 2009 and continue the development process on several feature film properties currently being developed. Camelot Film and Media Group plans to accelerate the activity in its Latin entertainment division once it completes its search for an executive to lead that division. We also plan to increase activity in our family division, Ferris Wheel Films. We hope to renew our consulting agreement with Capital Arts Entertainment, which is part of a contemplated acquisition plan that could result in the Capital Arts Management team joining forces with the Company and heading up Camelot Film and Media Group. Experts in efficient budget production, the management of Capital Arts has over 250 film credits in production and distribution, and they have an excellent industry reputation. More details concerning this potential acquisition are expected to be released later this fiscal year. Camelot Gaming and our Digital Media division should begin to see activity in 2009. We continue to develop our distribution division, with three potential acquisitions being discussed. If completed, these acquisitions would strengthen our ability to distribute product both domestically and internationally. Initially delayed by economic uncertainty, further details on these potential acquisitions should be available during the 2nd quarter of 2009. We continued our consulting relationship with Chris Davis International in 2008 on international sales and we are currently exploring expansion of that relationship during 2009.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Plan of Operation  - continued

Overview  - continued

Due to our prior focus and the commitment of resources on the Camelot Studios at ATEP project, we made the decision to slow down the progress of our other divisions and concentrate on completing the development and entitlement process of the ATEP project.  When that stopped, we refocused our attention on Camelot Film and Media Group and will be increasing activity in Camelot Production Services Group during 2009. Notwithstanding the foregoing, our priority in 2009 will be as follows: first, Camelot Film and Media Group; second, Camelot Studio Group; and third, Camelot Production Services Group.

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

Cash Requirements

With current financial arrangements, we should be able to satisfy our operational cash requirements for fiscal year 2009. Our current operational cash requirements do not include any debt retirement, just basic operational expenses. In order to meet our 2009 obligations, we renewed our agreement with The Atwell Group to provide us with funds to meet our operational cash requirements in 2009. In addition to the renewing our agreement with The Atwell Group, we are also exploring other financing options for Camelot Film and Media Group in 2009. Additional 2009, working capital, if necessary, would be provided through agreements between Camelot and our officers and directors, and possibly through additional new agreements with The Atwell Group as discussed herein.

We had entered into an agreement with Camelot Studio Investors, LLC, whereby we were selling them up to thirty per cent (30%) of our interest in the Camelot Studios at ATEP development for a total purchase price of $3,000,000 on an as needed basis. In the event the full purchase price had been received, we would have used part of the proceeds to retire and/or pay down the debt known as the “NIR Financing”, which is described herein. We would have also used the proceeds to retire other debt, including debt to officers and other accounts payable, and to provide an operating reserve for the Company, which would have satisfied our operational cash requirements for fiscal year 2009 and beyond. However, those funds never materialized beyond an initial $200,000 and that agreement was terminated. We are currently working on replacing that agreement and expect to have something in place by the second quarter of 2009.

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

Equipment Purchases

We are not expecting to purchase any major pieces of equipment during 2009. The exception to this could be the purchase of equipment and other physical assets by Camelot Films in the event one or more of its film slates is funded during 2009.

Changes in Employees

We are not expecting a significant increase in the number of employees during 2009. If any additions are made, they would probably occur during the third and or fourth quarter of 2009, and would depend upon the status of Camelot Film and Media Group project and slate financing.

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

Plan of Operation  - continued

SAG and AFTRA Suspend Bargaining Agreement   - continued

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

This move by AFTRA introduces a new element of uncertainty in the television and movie industry by raising the possibility of an actors walkout this summer, just as some shows are returning to the air after a three-month absence and the movie industry is trying to get back on its feet following the writers strike. Hollywood's talent guilds, which represent writers, directors and actors, have pushed to center stage in this year's contract negotiations the issue of how their members are paid in the digital era. Now that directors and writers have reached new three-year contracts with the studios, the industry had hoped the actors could peacefully negotiate a new deal before their contract expires June 30, 2008. That did not happen, and as of April 2009 contract negotiations were still ongoing.

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

Our current cash requirements are provided principally through our financing agreement with The Atwell Group, Inc. (“TAG”), a company owned by our Chairman. We renewed an agreement with TAG (which assumed the original agreement from Eagle Consulting Group on March 28, 2003), to provide operational funding for the Company during the fourth quarter of 2008. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company could secure additional financing from another source, TAG has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees.

Our recent cash requirements were to be provided principally through our agreement with Camelot Studio Investors, LLC, whereby we were selling them up to thirty per cent (30%) of our interest in the Camelot Studios at ATEP development for a total purchase price of $3,000,000. In the event the full purchase price had been received, we would have used part of the proceeds to retire and/or pay down the debt known as the “NIR Financing”, which is described herein. We were to also use the proceeds to retire other debt, including debt to officers and other accounts payable, and to provide an operating reserve for the Company, which would have satisfied our operational cash requirements for fiscal year 2009. Other than an initial $200,000, no other cash funds were ever received by the company as a result of that agreement, which is no longer in effect.

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

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Plan of Operation  - continued

Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.  Our current liquidity and capital resources are provided principally through our current agreements with The Atwell Group, Inc., which are discussed below under Recent Financing. During 2008, we also received funds through the NIR Financing, described as well in Recent Financing. We have received financing commitments from three different groups thus far in 2009, and are in the process of completing those transactions. Due to the ongoing economic uncertainty, we have elected to withhold any further information on those agreements until they have been completed.

Recent Financing

Camelot Studio Investors

In January 2008, we agreed to sell up to 30% of our interest in Camelot Development Group, LLC (“CDG”) to Camelot Studio Investors LLC (“CSI”) for up to $3,000,000 on an as needed basis. CDG, which is part of our Camelot Studio Group division, is 50% joint venture partner with Janez Investments Tustin XI (“JIT”) in Camelot Development Tustin, LLC (“CDT”). CDT was working with the South Orange County Community College District (“SOCCCD”) to become the master developer for the Advanced Technology and Education Park (“ATEP”) campus in Tustin, California, which was to include Camelot Studios at ATEP. The ATEP project was terminated during the third quarter of 2008. We only received a total of $200,000 in cash and an additional $300,000 in debt conversion

CSI received 1,000 shares of our $0.001 par value Series C Convertible Preferred Stock for each one half of one per cent (.05%) of CDG purchased by CSI. The managing member of CSI is Scorpion Bay, LLC (“Scorpion”), which is managed by Timothy Wilson, one of our former at-large directors. The proceeds from the sale, had it been completed, would have been utilized to retire debt, pay operating expenses and provide a contingency reserve for Camelot Studio Group and the Camelot Studios at ATEP project.

NIR Financing

2006 NIR Convertible Notes Payable

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

The Notes carry an interest rate of 10% per annum (as amended) and a maturity date of December 27, 2009. The notes are convertible into CMEG common shares at the applicable percentage of the average of the lowest three (3) trading prices for CMEG shares of common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty (30) days of the closing.

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

In connection with the recent financing and pursuant to a Structuring Agreement, we also issued to Lionheart Associates, LLC d/b/a Fairhills Capital (“Lionheart”) warrants representing the right to purchase up to 5,826 shares of our common stock under the same terms as the Warrants issued to the Investors.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Plan of Operation  - continued

2008 NIR Convertible Notes Payable

On August 14, 2008, Camelot issued a callable secured convertible note payable for $160,000 to New Millennium Capital Partners II, LLC. Camelot received the proceeds in August and September 2008. The note payable provided for annual interest at 10%, was secured by the assets of the Company (less contractual exclusions), and matures on May 10, 2011. The principle and accrued interest of the note is convertible into Camelot’s common stock at a variable conversion price which is 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. The proceeds were used for working capital purposes and advances from related parties. In addition, the investors shall receive 20,000,000 cashless warrants at an exercise price of $0.01 which expire in seven years.

On September 22, 2008, Camelot issued a callable secured convertible note payable for $15,000 to New Millennium Capital Partners II, LLC. The proceeds were used to pay for public relations consulting services. The note payable provided for annual interest at 10%, was secured by the assets of the Company (less contractual exclusions), and matures on September 21, 2011. The principle and accrued interest of the note is convertible into Camelot’s common stock at a variable conversion price which is 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion.

Additional Information

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of CMEG’s common stock.

As a result of our SB-2 Registration, a total of 132,285 shares of common stock were registered. They were all converted at various prices during 2007. With the changes in Rule 144 that became effective on February 15, 2008, additional shares will now be converted under Rule 144 B (1). As of December 31, 2008, the principal balance of the Notes was $1,205,719.

In the event of full conversion of the aggregate principal amount of the Notes of $1,205,719 as of December 31, 2008, we would have to issue a total of 21,264,640,000 shares of common stock. This amount is calculated as follows:

The aggregate principal amount of the Notes is $1,205,719. The estimated conversion price of the Notes is $0.00005 based on the following: $0.0001 was the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading days prior to December 31, 2008, less a 50% discount. Thus, at a discounted price-per-share of $0.00005, 24,114,380,000 shares of the Company's common stock would be issuable upon conversion of $1,205,719 into common shares of the Company ("Conversion Shares"). However, due to contractual limitations, the most that could be converted in any singular conversion as of December 31, 2008 is approximately 78,027,113 shares, or 4.99% of the 1,563,669,608 outstanding shares. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30 day period.

As of December 31, 2008, our stock was trading at $.0001, the lowest quoted trade available on the OTCBB. As a result, the trading price of stock will not go any lower, thereby establishing a floor for the effective conversion price at $.00005. In the event the conversion price discount was increased, there could me more shares issued over time. The following table shows the effect on the number of shares issuable upon full conversion, in the event the common stock price declines by 25%, 50% and 75% from its the most recent trading price.

		Price Decreases By
	12/31/2008	25%	50%	75%
Average Common Stock Price (as defined above)	$0.0001	$0.0001	$0.0001	$0.0001
Conversion Price (50% Discount)	$0.00005	$0.00005	$0.00005	$0.00005
100% Conversion Shares:	24,114,380,000	24,114,380,000	24,114,380,000	24,114,380,000
Principal Balance of Notes:	$1,205,719

There is no limit to the number of shares that we may be required to issue upon conversion of the Notes as it is dependent upon our share price, which varies from day to day. This could cause significant downward pressure on the price of our common stock.

Scorpion Bay Loans

On June 15, 2007, we entered into a loan agreement with Scorpion Bay, LLC (“Scorpion”), whereby Scorpion loaned Camelot $300,000 in three tranches of $100,000 each on June 15, July 15 and August 15 2007. Interest on the loan was in the form of 30,000 shares of our $0.001 par value common stock (“Shares”). The loan was due and payable on November 15, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. Robert Atwell is the Chairman, President and CEO of Camelot (“Atwell”). In the event the loan was not paid by the due date, the note could be extended by Scorpion at a cost of 7,500 Shares for each 30 day extension. On or about October 25, 2007, Scorpion agreed to release and/or transfer the security interest provided by Atwell in reference to the $300,000 loan to the Company by Scorpion on June 15, 2007 and the amount due to Scorpion was transferred to real property owned by Atwell. As a result, Camelot will not incur any additional interest charges and/or fees connected with the loan. Scorpion received a total of 130,000 Shares (including 50,000 shares issued to Dolphin Communities) in connection with the loan and events related thereto.

On November 21, 2006, we entered into a loan agreement with Scorpion, whereby Scorpion loaned Camelot $250,000. Interest was paid in the form of 5000 Shares. As additional consideration, Scorpion received a total of 15,000 Shares. The loan was due and payable on March 22, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. In the event the loan was not paid by the due date, the note could be extended by Scorpion at a cost of 15,000 Shares for the first 30 day extension, 20,000 Shares for the second 30 day extension, 25,000 Shares for the third 30 day extension and so forth. The note was paid in full on June 5, 2007. As a result, Scorpion received a total of 80,000 Shares in connection with the loan and events related thereto.

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

Scorpion Bay Services in Connection with Camelot Development Tustin, LLC

On September 25, 2007, Camelot issued Scorpion 28,000 shares for services in connection with Camelot Development Tustin, LLC and the development of Camelot Studios at ATEP in conjunction with Camelot Studio Group.

On October 25, 2007, Camelot issued Scorpion 41,000 shares for services in connection with Camelot Development Tustin, LLC and the development of Camelot Studios at ATEP in conjunction with Camelot Studio Group.

The Atwell Group

Throughout 2008, The Atwell Group, Inc. has paid for expenses on behalf of Camelot as needed. With the occurrence of other financial resources becoming available, the amount of resources committed by The Atwell Group had diminished when compared to prior years. Due to the lack of funding being realized by the CSI investment agreement and other transactions, we have renewed our agreement with The Atwell Group to provide funding as needed during 2009. The Atwell Group, Inc. is owned by our Chairman, Robert Atwell.

Private Placements and Registrations

We are also in the process of preparing a private placement memorandum and an S-1 registration statement for the purpose of funding Camelot Films® initial slate of pictures. If the anticipated funding is successful, it is our goal to have between ten and 12 motion pictures in various stages of development or production within 12 to 24 months. In the event we are unable to complete the funding, we could have to delay our slate until such time as the necessary funding is acquired.

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

Sources of Revenue

Our expected sources of revenue during 2009 and beyond are expected initially to be derived from our Camelot Film and Media Group and our Camelot Production Services Group.

Camelot Film and Media Group

We expect to begin generating minimal revenues, albeit slowly initially, during 2009 from our Camelot Film and Media Group division, specifically being generated from two divisions within Camelot Film and Media Group, Camelot Films® and Camelot Features. It will take three to five years to realize significant revenues from these divisions as they become fully operational.

We are currently updating our business plan, the core of which is our film, television and digital media business model. Upon completion of the business plan, we expect to finalize a private placement and subsequent S-1 Registration which could provide the funding necessary to launch our first slate of films under the Camelot Films banner. In addition, we will continue to develop and package projects within our Camelot Features division, including those projects listed earlier in this report. Our urban division, Camelot Urban Entertainment, plans on completing its first feature length documentary later this year with an expected release date of early 2010. Initial pre-sales could generate limited revenues prior to its formal release, although until the feature is completed we will not know how the market will react.

Once our films are funded and begin the production process, our distribution division intends to engage international and domestic channels of distribution using a variety of methods. If successful, these distribution outlets could generate early limited revenues prior to the actual delivery of the films. The type of film, subject matter and scale of the project will determine in most cases the priority in which the following distribution methods are addressed:

•	Licensing of videocassettes and digital video discs (DVDs)

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Plan of Operation  - continued

Camelot Film and Media Group - continued

•	Pay-per-view cable and satellite licensing

•	Pay television and internet licensing

•	Broadcast television, cable and satellite licensing

•	Hotels, airlines and other non-theatrical exhibitions

•	Theatrical exhibition

•	Mobile and other forms of Digital Media

•	Syndicated television licensing

•	internet Protocol TV (IPTV)

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

Expected Significant Changes in the Number of Employees

According to the Bureau of Labor Statistics, in 2008, the United States had about 367,900 wage and salary jobs in the motion picture production and distribution industry. The majority of these jobs were in motion picture production and services, including casting, acting, directing, editing, film processing, motion picture and videotape reproduction, and equipment and wardrobe rental. Most motion picture and distribution establishments employ fewer than 10 workers.

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

None of our executive officers or directors currently has a contracted compensation package. The Board of Directors has established parameters for the anticipated employment contracts, which are expected to be finalized during the second quarter of 2009.  However, our executive officers do receive compensation. We also plan to hire a minimum of four additional personnel engaged in marketing and distribution, operations and general and administrative capacities. These planned changes in personnel alone are significant. However, should we be required to engage a higher number of production professionals as employees, instead of our current plans to engage many production personnel as independent contractors, the increase in employees would be even more significant.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Plan of Operation  - continued

General

Our operations consist primarily of developing literary properties which can be produced, distributed and marketed as original motion pictures, television programming and digital media through our Camelot Film and Media Group. In addition, we are continuing to pursue projects through our Camelot Studio Group division and on a limited basis, projects within our Camelot Production Services Group division. These have inherent long-term sales cycles. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you read the discussion in connection with the audited financial statements, the unaudited interim financial and the related notes included elsewhere in this annual report.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

REVENUE

	Cumulative During Development	Year Ended December 31,
	Stage	2008	2007	% Change

Net Revenues	$58,568	$0	$0	(0%)

We did not generate any revenue for the year ended December 31, 2008. While we are currently focused on developing literary properties which can be produced, distributed and marketed as original motion pictures, television programming and digital media through our Camelot Film and Media Group, our focus had been on our studio group’s development of our first studio facility project formerly known as “Camelot Studios at ATEP” in Tustin, California and on several projects under our production services division. All of our divisions, including those that have limited operations and those that are being developed, have not as yet generated any revenue. We do not expect to generate any significant revenue from any studio projects for two to three years. Revenue from film and media group operations should begin to materialize within the next 24 months, depending upon availability of financing and other logistical factors, including script development and staffing.

COST OF SERVICES

	Cumulative During Development	Year Ended December 31,
	Stage	2008	2007	% Change

Cost of Services	$95,700	$0	$0	(0%)

Our cost of services historically was comprised principally of consulting services provided by contract individuals on behalf of our customer’s business model we were structuring at that time. We provided no services that generated revenue for the year ended December 31, 2008, and had no costs of services. To the degree that we generate consulting revenue in future periods, consulting services provided by officers during such periods are to be matched to revenue associated with such services and recorded as costs of services. In future periods, we expect to rely heavily on the ability to use exchanges of our equity to key production and other personnel and contractors as a means of reducing the cash required to complete original motion picture projects. Such reliance could likely result in a lack of predictability and a great deal of volatility with regard to our cost of sales and, therefore, our gross margin percentage.

SALES AND MARKETING EXPENSES

	Cumulative During Development	Year Ended December 31,
	Stage	2008	2007	% Change

Sales & Marketing Expenses	$53,959	$0	$0	(0%)

Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses. There were no Sales & Marketing expenses for 2008 or 2007. In future periods, we expect that nearly all of our sales and marketing expenses should be related to the distribution and promotion of original motion pictures, television programming and digital media we intend to produce. Similarly, we anticipate that nearly all such expenses should require settlement in cash.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

RESEARCH AND DEVELOPMENT

	Cumulative During Development	Year Ended December 31,
	Stage	2008	2007	% Change

Research & Development Expenses	$252,550	$0	$0	(0%)

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we held rights to and which we intended to use in the future to meet our internal needs or the needs of ventures we might have invested these technologies with. While the total dollar amount of research and development expenses was zero during 2008 and there were none in 2007.

GENERAL AND ADMINISTRATIVE

	Cumulative During Development	Year Ended December 31,
	Stage	2008	2007	% Change

General & Administrative Expenses	$13,418,567	$1,406,916	$1,864,178	(25%)

The Company has incurred $13,418,567 of general and administrative expenses since its inception. General and Administrative expenses were $1,864,178 for the year ended, December 31, 2007, compared to $1,406,916 for the year ended, December 31, 2008.

The general and general administrative expenses for 2008 were comprised of $602,300 of officer salaries and $319,385 of professional services and $71,133 of professional fees (accounting, legal and other fees). Additionally,$123,520 for marketing costs,  $13,349 telephone costs, $143,188 rent, $10,196 for insurance (D&O, workers comp and business liability), office staff payroll $26,250, write off of screenplay costs previously capitalized of $79,700 and $2,195 other administrative costs. These expenses were related to the pursuit of the Company’s plan of developing Camelot Studios at ATEP and the development, production and distribution of film, television and digital media product.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

	Cumulative During Development	Year Ended December 31,
	Stage	2008	2007	% Change
Impairment of Assets	$2,402,338	$0	$0	(0%)

Impairment of Investments in Other Companies	$710,868	$0	$0	(0%)

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

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for $710,868, or approximately 4% of our $16,705,021 net loss, whereas impairment of long-lived assets has accounted for $2,402,338, or approximately 20% of our net loss since inception. Together, these two expense categories account for 26% of our net loss from inception and through the year ended December 31, 2005.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES - continued

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

INCOME TAXES

              There is no current or deferred tax expense for the period from January 1, 2008 to December 31, 2008 due to net losses from operations by the Company. As of December 31, 2008 we had federal net operating loss carryforwards of over $8,800,000, compared to operating loss carryforwards of over $7,700,000 as of December 31, 2007. The operating loss carryforwards expire beginning in 2013 and may be subject to significant limitations attributable to change in control rules.

NET LOSS

	Cumulative During Development	Year Ended December 31,
	Stage	2008	2007	% Change
Net (loss)	$(16,705,021)	$(428,575)	$(2,103,235)	80%
Net (loss) per share		$(0.02)	$(0.02)
Weighted average shares outstanding			1,231,640

The net loss for 2008 was less than 2007 due to termination of the ATEP project during the year.  General and Administrative expenses were more in 2007 due to professional service fees charged for money raised for the company during the year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenues, has experienced an accumulated deficit of $16,705,021 and has a stockholders’ deficit. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforward. The Company has estimated a $7,600,000 deferred income tax asset related to net operating loss carryforward and other book/tax differences at December 31, 2008. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset, resulting in a net deferred income tax asset of $0.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles accepted in the United States, which contemplate continuation of Camelot as a going concern. However, Camelot has experienced recurring operating losses and negative cash flows from operations.  This is due in part to Camelot’s historical focus on developing Camelot Studios at ATEP, which has necessitated considerable monetary and time commitments from Camelot in lieu of Camelot pursuing revenue generating opportunities either through its Camelot Film and Media Group or Camelot Production Services Group divisions. Camelot’s Board of Directors made the decision to have Camelot focus on the studio project due to the long term importance of the studio and the impact successful completion of that project would have on Camelot Studio Group and Camelot overall. As a result, Camelot has had to delay several revenue generating projects which it will implement once the basic entitlement phase has been concluded for Camelot Studios at ATEP. With the ATEP project now over, the company is pursuing those revenue generating projects.

Camelot’s continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. As part of our ongoing efforts to obtain additional financing, we have renewed our agreement with The Atwell Group to provide funding for our basic operational requirements. Previously, in January 2008 Camelot agreed to sell up to 30% of its interest in Camelot Development Group, LLC (“CDG”) to Camelot Studio Investors (“CSI”) for up to $3,000,000 on an as needed basis. Proceeds from the sale were to be used to retire debt, provide operating expenses for Camelot and establish a reserve for contingency expenditures related to the Camelot Studios at ATEP project and Camelot Studio Group. Those funds, with the exception of $200,000, never materialized and that agreement has been terminated.

On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 100,000 shares of our common stock (the “Warrants”). This transaction is referred to also as the “NIR Funding”. Additional agreements with NIR were entered into on July 31, 2008 and September 22, 2008, whereby NIR provided an additional $160,000 and $15,000 respectively.

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

In addition, during 2006 and 2007 we also reached agreement with Scorpion Bay, LLC (“Scorpion”), to provide short term loans to Camelot on an as needed basis. To date, all of these loans have been repaid. Further, The Atwell Group has provided advances for certain Camelot expenses when necessary. It appears likely that such funding and financial arrangements with The Atwell Group and our officers and directors should continue to be enough to meet all of the Company's cash requirements in 2009. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 31, 2008, there were 1,563,977,942 shares outstanding of our $0.001 par value Common Stock. Each share of Common Stock is entitled to one vote.

On December 31, 2008, there were 7,347,510 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and our Series C Preferred Stock and ranks junior to our Series B Preferred Stock.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Capital Structure - continued

On December 31, 2008, there were 7,196,510 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On December 31, 2008, there were 7,151,500 shares outstanding of our $0.001 par value Series C Convertible Preferred Stock. The Series C Preferred converts to one shares of common stock for every one share of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled to one vote. Series C Preferred ranks superior to our common stock and ranks junior to our Series A and Series B Preferred Stock.

On October 25, 2007, the Company entered into a Share Issuance Agreement (“SIA”) with Zuckerman, Kocmur and Scorpion (“JJT”). According to the terms and conditions of the SIA, as additional consideration for Janez becoming a joint venture partner with CDG, and in consideration for additional business development and consulting efforts provided by JJT, JJT received 800,000 shares of our common stock. 200,000 shares were issued to Zuckerman, 200,000 shares were issued to Kocmur, these shares were valued at the market price at the date of issue $0.60 and recorded as professional services in the amount of $240,000. The 400,000 shares were issued to Scorpion in Preferred Series A and B stock were recorded at the market price at the date of issue and recorded as professional services in the amount of $307,276.   In addition, Zuckerman, Wilson and Joseph Petrucelli were nominated to serve on our Board of Directors. The parties also agreed on a common stock structure which provides JTT and Robert P. Atwell, our Chairman (“Atwell”) with anti-dilution protection. Further, the SIA directs the Company to seek stockholder approval to increase the authorized shares of the common stock to 400,000,000 and increase the Board of Directors from five to seven members. The SIA has been terminated and is no longer in effect.

ITEM 7. FINANCIAL STATEMENTS

We are filing the following reports, financial statements and notes to financial statements with this Annual Report. These reports may be found following Part III of this Annual Report.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLCOSURES

Since January 28, 2008, McKennon, Wilson & Morgan, LLP has served as the company’s Certifying Accountant.

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

ITEM 8A. CONTROL AND PROCEDURES - continued

Management’s Report on Internal Control over Financial Reporting

Our management, including the Certifying Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipt and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

In light of the material weaknesses described below, our management, including the Certifying Officer, performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The management has identified the following four material weaknesses which have caused the management to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have sufficient segregation of duties within accounting functions due to the limited personnel, which is a basic internal control. This will change with the addition of more staff members.

2. Procedures are not in place to properly cut-off accounts payable and accrue un-invoiced liabilities.

3. The accounting department lacks adequate skills to account for stock based compensation for employees and non-employees related to stock issued for liabilities or services, and derivative accounting for convertible debt with a conversion rate with no floor (causing derivative accounting).

Our management, including the Certifying Officer, has discussed this matter with our current independent registered public accounting firm. To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to address these weaknesses. These procedures include using an external consultant to assist in the identification and calculation of difficult accounting transactions which generally are associated with debt and equity.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors and executive officers of the Company as of December 31, 2008, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of stockholders.

Name	Age	Position	Date of Appointment

Robert P. Atwell	55	President, Chief Executive Officer, Chairman	March 19, 2003

George Jackson	48	Secretary, Chief Financial Officer, Director	April 1, 2005

Robert P. Atwell, 55, has been Chairman, President and Chief Executive Officer of the Company since March 19, 2003. Mr. Atwell is also the President of The Atwell Group, Inc., which encompasses several companies that Mr. Atwell has been affiliated with since 1978, including The Corporate Solution, Inc. (1978), Eagle Consulting Group, Inc. (1996), The Atwell Group, LLC (2004) and Camelot Films, Inc. (1978). Mr. Atwell is also the majority stockholder of two pink sheet companies, Sky440, Inc. and Emaji, Inc. Mr. Atwell recently took over control of those two companies to implement a restructuring of their operations and to install new management teams. Mr. Atwell’s private companies specialize in taking small companies public, securing and implementing assignments for a variety of agencies and corporations including general business consulting, corporate restructuring, mergers and acquisitions, corporate investigations and securities administration. Mr. Atwell has been involved in all aspects of motion picture industry, including business affairs, development, production, distribution, finance, sales and marketing.  Mr. Atwell began his career in the entertainment business in 1971, working initially in television and independent film before establishing Camelot Films in 1978.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. - continued

George Jackson, 48, was appointed Chief Financial Officer and joined the Board of Directors on April 1, 2005. Mr. Jackson has been a Certified Public Accountant since 1984. He worked with the public accounting firm of KPMG. While at KPMG he worked as a consultant and auditor on many film companies including: Carolco Films, New World Pictures and others. He was the co-founder, CEO & CFO of several fitness centers from 1985 to 1999. He was responsible for managing companies with over $20 million in revenue, 540 employees in the United States and Asia, raising over $10 million in capital and managing the accounting departments and preparing financial statements for shareholders in the U.S. and Asia. He sold all his fitness center assets to Bally Total Fitness in early 2000, netting a return to shareholders of over 45% on an annual basis. From 2000 to present he has developed more fitness centers in Asia and been a director to several fitness companies. Mr. Jackson graduated from the University of Southern California with a B.S. in Accounting in 1982.

Board Committees

The Board of Directors of the Company has a standing Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee.

Audit Committee

The principal functions of the Audit Committee are to review and monitor the Company’s financial reporting and the internal and external audits. The committee’s functions include, among other things: (i) to select and replace the Company’s independent registered public accounting firm; (ii) to review and approve in advance the scope and the fees of our annual audit and the scope and fees of non-audit services of the independent registered public accounting firm; (iii) to receive and consider a report from the independent registered public accounting firm concerning their conduct of the audit, including any comments or recommendations they might want to make in that connection, and (iv) to review compliance with and the adequacy of our major accounting and financial reporting policies and controls. The Audit Committee met four times during the fiscal year ended December 31, 2008. It currently consists of Messrs. Atwell (Chairman) and Jackson. The Board has determined that Messrs. Atwell and Jackson are not “independent” as defined in the listing standards of the NASDAQ Stock Market.

Corporate Governance and Nominating Committee

Messrs. Atwell (Chairman) and Atwell constitute the Corporate Governance and Nominating Committee. The Board has determined that the members of the committee are not “independent” as defined in the listing standards of the NASDAQ Stock Market. The primary functions of the Corporate Governance and Nominating Committee are to identify, evaluate and recommend nominees to serve as Directors and review corporate governance principles and practices and respond to regulatory initiatives and requirements. The Corporate Governance and Nominating Committee met four times in the fiscal year ended December 31, 2008.

Compensation Committee

Messrs. Atwell (Chairman) and Jackson are the members. The primary functions of the Compensation Committee are to review and approve the compensation of the Chief Executive Officer and the other executive officers of the Company, to recommend the compensation of the directors, to review and approve the terms of any employment contracts with executive officers and to produce an annual report for inclusion in the Company’s proxy statement. The Compensation Committee also administers and interprets the Company’s equity compensation and employee benefit plans and grants all awards under the employee’s stock incentive plan.

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

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers or directors currently has a contracted compensation package. The Board of Directors has established parameters for the anticipated employment contracts, which are expected to be finalized during the second quarter of 2009.  Our President and CEO earned $420,000 as a base salary in 2008. Our CFO earned $150,000 as a base salary in 2008.  As of December 31, 2008 the CEO and CFO had not received these amounts and they are recorded as related party accounts payable on the balance sheet. In addition to the base salary, additional consideration is due and will be determined by the Board of Directors in 2009. The additional consideration will be added to the compensation packages for 2009, which are expected to increase.

ITEM 10. EXECUTIVE COMPENSATION - continued

The following table summarizes all compensation paid to our President and Chief Financial Officer for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Robert P. Atwell, (1) President, Chief	2008	$420,000	0	0	0	0	0	0	$420,000
Executive Officer	2007	$250,000	0	0	0	0	0	0	$250,000

George Jackson, (2) Secretary, Chief	2008	$150,000	0	0	0	0	0	0	$150,000
Financial Officer	2007	$100,000	0	0	0	0	0	0	$100,000

Michael Ellis, (3) Chief Operating	2008	$0	0	0	0	0	0	0	$0
Officer	2007	$70,000	0	70,000	0	0	0	0	$140,000

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

Director Compensation

Directors who are not employees of the Company or any of its subsidiaries and who do not have a compensatory agreement providing for service as a director of the Company or any of its subsidiaries are eligible to receive the following compensation:

Annual retainer for each Director, paid quarterly in advance	$5,000
Additional annual retainer for Chairs of the Compensation Committee and Nominating and Governance Committee	$1,000
Additional annual retainer for Chair of the Audit Committee	$1,000

The Company pays each director’s reasonable travel, lodging, meals and other expenses connected with their Board service. As of April 15, 2009, the Company’s Board of Directors did not have any members that were not employees and or officers of the Company.

The Non-Employee Directors’ Deferred Compensation Plan provides that eligible directors may elect to defer 50% to 100% of their retainer fees. Each deferral election must be made prior to the year such retainer payment is due and will last for the entire year. Deferral elections may be terminated for the next year. Deferred amounts may be used to acquire our common stock at fair market value on the date each retainer payment would be otherwise paid to an eligible director, to acquire stock units equivalent to the fair market value of our common stock on the date each retainer payment would be otherwise paid or may be paid in cash following termination of service as a director with interest accruing at the prime rate on such deferred fees.

ITEM 10. EXECUTIVE COMPENSATION - continued

Directors who are employees and non-employee directors who are not eligible for the foregoing non-employee director compensation receive no separate compensation for director service.

2008 Non-Employee Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to non-employee directors who served during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Value of Option Awards ($)	Non-equity Incentive Plan Compensation	All Other Compensation	Total
None	$0	0	0	0	0

Total	$0	0	0	0	0

 Certain Relationships and Related Transactions

None of our Board members are related. There were no Company related transactions between the Board members in 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following tables set forth, as of December 31, 2008, certain information regarding the ownership of Camelot’s capital stock by Camelot's Board of Director’s, executive officers and each person who is known to Camelot to be a beneficial owner of more than 5% of Camelot’s Common Stock. Unless otherwise indicated below, to Camelot’s knowledge, the persons listed below have sole voting and investing power with respect to his or her shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws.

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

No officer, director or security holder listed herein owns any common stock warrants, options or rights not listed herein.

All shares are held beneficially and of record and each record shareholder has sole voting and investment power. The address at which each Executive Officer and Director can be reached is the Company's headquarters.

As of December 31, 2008, there were 1,563,977,942 shares of Common Stock held by 127 stockholders of record. Of these shares, 308,334 shares of Common Stock are being held by Camelot in reserve for funding and other contractual obligations. As a result, there are 1,563,669,608 shares of Common Stock considered to be issued and outstanding.

Name of Beneficial Owner	Shares Beneficially Owned	Percent

Robert P. Atwell, Inc. (1) 130 Vantis, Suite 140 Aliso Viejo, CA 92656	531,766,319	34%

George Jackson (2) 130 Vantis, Suite 140 Aliso Viejo, CA 92656	58,535,599	4%

TOTAL 5% Stockholders as a Group	590,301,918	38%

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS - continued

(1) Includes all shares owned and or under the control of the Beneficial Owner. Robert P. Atwell is the owner of The Atwell Group, Inc. and other entities that have holdings in Camelot. Mr. Atwell is an officer and a director of Camelot.

(2) Includes all shares owned and or under the control of the Beneficial Owner. Mr. Jackson is an officer and director of Camelot.

Securities Ownership of Management

Common Stock

The following table sets forth as of December 31, 2008, certain information, based on information obtained from the persons named below, with respect to the securities ownership of the common stock by Management. Management owns 38%, or 590,301,918 shares, of the Company’s common stock.
Name of Beneficial Owner	Shares Beneficially Owned	Percent (3)

Robert P. Atwell (1) Chairman, President, CEO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	531,766,319	34%

George Jackson (2) Secretary, CFO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	58,535,599	4%
Totals:	590,301,918	38%

Note (1): Includes direct and indirect affiliate ownership.
Note (2): Includes direct and indirect affiliate ownership.
Note (3): Based on 1,563,669,608 shares issued as of 12/31/08.

The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

All shares are held beneficially and of record and each record stockholder has sole voting and investment power. The address at which each Executive Officer and Director can be reached is the Company's headquarters.

Preferred Stock

The following table sets forth as of December 31, 2008, certain information, based on information obtained from the persons named below, with respect to the securities ownership of preferred stock by Management. Management owns 99%, or 21,536,819 shares, of the Company’s 21,695,521 total shares of preferred stock.

As of December 31, 2008, we had three classes of preferred stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.

On December 31, 2008, there were 7,196,510 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On December 31, 2008, there were 7,347,511 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to 4 shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

On December 31, 2008, there were 7,151,500 shares outstanding of our $0.001 par value Series C Convertible Preferred Stock. The Series C Preferred converts to 1 share of common stock for every one share of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled to 1 vote. Series C Preferred ranks superior to our common stock and ranks junior to our Series A and Series B Preferred Stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS - continued

Name of Beneficial Owner	Series A Preferred Shares Beneficially Owned	Percent (3)

Robert P. Atwell (1) Chairman, President, CEO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	6,125,010	83%

George Jackson (2) Secretary, CFO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	1,110,000	15%
Totals:	7,235,010	98%
Note (1): Includes shares held directly and indirectly. Converts to 24,500,040 common shares. Equals 306,250,500 votes.
Note (2): Includes shares held directly and indirectly. Converts to 4,440,000 common shares. Equals 55,500,000 votes. (3) Based on 7,347,511 total Series A Shares

Name of Beneficial Owner	Series B Preferred Shares Beneficially Owned	Percent (3)

Robert P. Atwell (1) Chairman, President, CEO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	6,060,809	84%

George Jackson (2) Secretary, CFO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	1,110,000	15%
Totals:	7,170,809	99%

Note (1): Includes shares held directly and indirectly. Converts to 60,608,090 common shares. Equals 6,060,809,000 votes.
Note (2): Includes shares held directly and indirectly. Converts to 11,100,000 common shares. Equals 1,110,000,000 votes. Note (3): Based on 7,196,510 total Series B Shares
Name of Beneficial Owner	Series C Preferred Shares Beneficially Owned	Percent (3)

Robert P. Atwell (1) Chairman, President, CEO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	6,030,000	84%

George Jackson (2) Secretary, CFO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	1,101,000	15%
Totals:	7,131,000	99%

Note (1): Includes shares held directly and indirectly. Converts to 6,030,000 common shares. Equals 6,030,000 votes.
Note (2): Includes shares held directly and indirectly. Converts to 1,101,000 common shares. Equals 1,101,000 votes.
Note (3): Based on 7,151,500 total Series C Shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS - continued

Voting Rights by Class Summary as of December 31, 2008

Common	Shares	Common Equivalent	Votes	Percentage
Management	590,301,918	590,301,918	590,301,918	38%
Others	973,367,690	973,367,690	973,367,690	62%
Total	1,563,669,608	1,563,669,608	1,563,669,608	100%

Series A	Shares	Common Equivalent	Votes	Percentage
Management	7,235,010	28,940,040	361,750,500	98%
Others	112,501	450,004	5,625,050	2%
Total	7,347,511	29,390,044	367,375,550	100%

Series B	Shares	Common Equivalent	Votes	Percentage
Management	7,170,809	71,708,090	7,170,809,000	99%
Others	25,701	257,010	25,701,000	1%
Total	7,196,510	71,965,100	7,196,510,000	100%

Series C	Shares	Common Equivalent	Votes	Percentage
Management	7,131,000	7,131,000	7,131,000	99%
Others	20,500	20,500	20,500	1%
Total	7,151,500	7,151,500	7,151,500	100%

Total	Shares	Common Equivalent	Votes	Percentage
Management	611,838,737	698,081,048	8,129,992,418	89%
Others	973,526,392	974,095,204	1,004,714,240	11%
Total	1,585,365,129	1,672,176,252	9,134,706,658	100%

Voting Rights of Management and Beneficial Owners of 5% or More of the Common Stock as of December 31, 2008

The following table shows the total voting rights of management and beneficial owners of 5% or more of common stock on items that are presented to stockholders at annual and special meetings of the stockholders which require stockholder approval.

Name of Beneficial Owner (1)	Total Votes	Percent

Robert P. Atwell Chairman, President, CEO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	6,904,855,819	76%

George Jackson Secretary, CFO 130 Vantis, Suite 140 Aliso Viejo, CA 92656	1,225,136,599	13%

All Other Common Stockholders	1,004,714,240	11%

Totals:	9,134,706,658	100%

Note (1): Includes direct and indirect affiliate ownership.

Involvement in Certain Legal Proceedings

None of our management is involved in any type of legal proceedings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions are for year ended December 31, 2008. All transactions are incorporated by reference and can be found through our previous filings:

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, January 1, 2008, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $100,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Camelot Studio Group

Camelot Studio Group (“CSG”), one of our major divisions, had been in the process of developing its first major studio facility, known as Camelot Studios at ATEP, as part of the Advanced Technology and Education Park (“ATEP”) in Tustin, California. That project was terminated in August 2008. As part of that process, CSG formed Camelot Development Group, LLC (“CDG”) which is a 50% joint venture partner with Janez Investments XI Tustin, LLC (“JIT”) in Camelot Development Tustin, LLC (“CDT”). CDT was negotiating with the South Orange County Community College District (“SOCCCD”) to be the master developer for the ATEP project, including Camelot Studios at ATEP. To date, the Company has invested approximately $2,600,000 in the Camelot Studios at ATEP project since the Company began the process of locating CSG’s first studio facility at the Tustin site in September 2005.

During the first quarter of 2008, CDG agreed to enter into an agreement with Camelot Studio Investors, LLC (“CSI”), whereby CSI would purchase 30% of CDG for $3,000,000. As part of that transaction, Pacific Surf Partners, LP (“PSP”) would receive 20% of CDG.

Timothy Wilson (“Wilson”), a former director and stockholder of the Company, is the managing member of Scorpion Bay, LLC (“Scorpion”), which owns 50% of JIT. Wilson is also the managing member of CSI and PSP.

Jeff Zuckerman (“Zuckerman”), a former director and stockholder of the Company, is Senior Vice-President of Janez Group (“Janez”), which is a 50% owner of JIT.

John Kocmur (“Kocmur”), a stockholder, is President of Janez.

Share Issuance Agreement

On October 25, 2007, the Company entered into a Share Issuance Agreement (“SIA”) with Zuckerman, Kocmur and Scorpion (“JJT”). According to the terms and conditions of the SIA, as additional consideration for Janez becoming a joint venture partner with CDG, and in consideration for additional business development and consulting efforts provided by JJT, JJT received 80,000,000 shares of our common stock. 20,000,000 shares were issued to Zuckerman, 20,000,000 shares were issued to Kocmur and 40,000,000 shares were issued to Scorpion. In addition, Zuckerman, Wilson and Joseph Petrucelli were nominated to serve on our Board of Directors. The parties also agreed on a common stock structure which provides JTT and Robert P. Atwell, our Chairman (“Atwell”) with anti-dilution protection. Further, the SIA directs the Company to seek stockholder approval to increase the authorized shares of the common stock to 400,000,000 and increase the Board of Directors from five to seven members. The SIS has been terminated and is no longer in effect.

Eagle Consulting Group

We entered into an agreement with Eagle Consulting Group, Inc. (“Eagle”) on March 28, 2003, to provide operational funding for the Company, which expired on March 28, 2008. Atwell is the Chairman of Eagle. Eagle is now part of The Atwell Group, owned by Atwell. This agreement has been renewed with The Atwell Group. In exchange for twenty percent (20%) of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional required financing from another source, Eagle had agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. In addition, Eagle received an option to receive 2,000,000 cashless options to purchase common shares at $0.03 per share. For each one dollar ($1) increase in the price of the Company’s stock, Eagle shall be entitled to receive an additional two million options throughout the term of the agreement. In addition, the Company shall have the first right of refusal to purchase the options from Eagle for the current market value once Eagle notifies the Company that it intends to exercise the options. In the event the Company elects not to exercise this first right of refusal, and subject to applicable laws, Eagle shall be entitled to exercise the sale of shares or options immediately thereafter. As of December 31, 2008, Eagle has not exercised its right to receive the options and therefore no options have been granted.

On June 5, 2007, the Company completed its funding transaction with NIR and its note holders, whereby the note holders have invested monies into the Company, thereby effectively ending the agreement with Eagle. The total stock to be issued in connection with the NIR funding has yet to be determined as the note holders have not yet completed their conversions. Upon completion of the NIR conversions, the total amount of additional stock due Eagle under the terms of the agreement shall be determined and issued to Eagle with an effective date of June 5, 2007, the date the funding agreement with NIR was completed.

For 2007, Eagle advanced to the Company a total, including interest, of $170,747, which covered part of our operating expenses for 2007, including general and administrative costs, costs for screenplays and prepaid exhibitor’s space. We have not issued Eagle any shares of common stock for repayment of expenses advanced on behalf of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

Eagle Consulting Group - continued

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

The Atwell Group

We previously leased office space provided by The Atwell Group, Inc., a privately-held company owned by Mr. Atwell, our President, Chief Executive Officer and Chairman. The space was leased on an annual basis for $72,000 per year. The current lease expires on December 31, 2009. However, both The Atwell Group and we decided to terminate the lease early and move the company to its current location in Irvine. Settlement discussions are currently ongoing. In addition, The Atwell Group, The Corporate Solution and Love Bug Management Corp., all of which are owned by Mr. Atwell, paid expenses on behalf of Camelot during 2008 and 2007. Further, Mr. Atwell and his wife, Tamara Atwell, were guarantors on various financial transactions involving Camelot during 2008 and 2007.

Scorpion Bay

Scorpion Bay LLC, Pacific Surf Partners, Camelot Studio Investors LLC (“Scorpion”), which are managed or co-managed by Timothy Wilson, a former director, were involved in various business and financial transactions involving Camelot during 2008 and 2007. These transactions have been discussed throughout this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K LIST OF EXHIBITS ATTACHED OR INCORPORATED BY REFERENCE PURSUANT TO ITEM 601 OF REGULATION S-B.

Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Title of Document	Location
3.1.1	Certificate of Incorporation	Incorporated by reference as Exhibit 2.1 to Form 10-K filed April 17, 2001

3.1.2	Amended Certificate of Incorporation	Incorporated by reference to Form 8-K filed June 29, 2004

3.2	By-laws	Incorporated by reference as Exhibit 2.1 to Form 10-K filed April 17, 2001

4.1	Entry Into a Material Definitive Agreement with New Millennium Capital Partners II LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference to Form 8-K filed on January 4, 2007

4.2	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on January 4, 2007

4.3	Registration Rights Agreement dated December 27, 2006 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on January 4, 2007

4.4	Security Agreement dated December 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on January 4, 2007

4.5
Intellectual Property Security Agreement dated December 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
Incorporated by reference as Exhibit 4.6 to Form 8-K filed on January 4, 2007

4.6	Structuring Agreement with Lionheart	Incorporated by reference as Exhibit 4.7 to Form 8-K filed on January 4, 2007

4.7	Change in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K filed on January 31, 2007

ITEM13.	EXHIBITS AND REPORTS ON FORM 8-K LIST OF EXHIBITS ATTACHED OR INCORPORATED BY REFERENCE PURSUANT TO ITEM 601 OF REGULATION S-B. -continued

4.8	Change in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K/A-1 filed on January 31, 2007

4.9	Entry Into a Material Definitive Agreement with New Millennium Capital Partners II LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference to Amendment No. 1 to Form 8-K filed on January 31, 2007

4.10	Securities Purchase Agreement dated December 27, 2006, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on February 1, 2007

4.11	Form of Callable Convertible Secured Note by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on February 1, 2007

4.12	Entry Into a Material Definitive Agreement	Incorporated by reference to Amendment No. 2 to Form 8-K filed on February 2, 2007

4.13	Stock Purchase Warrant issued to Lionheart Associates LLC d/b/a Fairhills Capital	Incorporated by reference as Exhibit 4.8 to Form 8-K filed on February 2, 2007

4.14	SB-2 Registration	Incorporated by reference to SB-2 Registration Statement Form SB-2 filed on February 2, 2007

4.15	SB-2 Registration	Incorporated by reference to SB-2 Registration Statement Form SB-2/A filed on May 11, 2007

4.16	SB-2 Registration	Incorporated by reference to SB-2 Registration Statement Form SB-2/2A filed on May 31, 2007

4.17	Departure of Directors	Incorporated by reference to Form 8-K filed on July 31, 2007

4.18	Departure of Directors	Incorporated by reference to Form 8-K filed on August 31, 2007

4.19	S-8 Registration	Incorporated by reference to Form S-8 filed on October 19, 2007

4.20	2007 Stock Option Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed on October 19, 2007

4.20	2007 Stock Option Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed on October 19, 2007

4.21	Changes in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K filed on February 1, 2008

4.22	Changes in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K/A filed on February 7, 2008

4.23	Appointment of Directors	Incorporated by reference to form 8-K filed on February 19, 2008

4.24	Departure of Directors	Incorporated by reference to form 8-K filed on May 19, 2008

4.25	Departure of Directors	Incorporated by reference to form 8-K filed on May 30, 2008
4.26	Reverse Stock Split	Incorporated by reference to form 14-C filed on August 14, 2008

4.27	Entry Into a Material Definitive Agreement with New Millennium Capital Partners II LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference to Form 8-K filed on August 21, 2008

4.28	Securities Purchase Agreement dated July 31, 2008, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on August 21, 2008

ITEM13.	EXHIBITS AND REPORTS ON FORM 8-K LIST OF EXHIBITS ATTACHED OR INCORPORATED BY REFERENCE PURSUANT TO ITEM 601 OF REGULATION S-B. -continued

4.29	Form of Callable Convertible Secured Note dated July 31, 2008, by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on August 21, 2008

4.30	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on August 21, 2008

4.31	Registration Rights Agreement dated July 31, 2008 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on August 21, 2008

4.32	Security Agreement dated July 31, 2008 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on August 21, 2008

4.33	Intellectual Property Security Agreement dated July 31, 2008 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.6 to Form 8-K filed on August 21, 2008

4.34	Subsidiary Security Agreement dated July 31, 2008 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.7 to Form 8-K filed on August 21, 2008

4.35	Amendment to Previous Notes by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.8 to Form 8-K filed on August 21, 2008

4.36	Form of Callable Convertible Secured Note dated August 15, 2008 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.9 to Form 8-K filed on August 21, 2008

4.37	Change of Trading Symbol to CMLT	Incorporated by reference to Form 8-K filed on August 29, 2008

4.38	Increase in Authorized to 850,000,000	Incorporated by reference to Form 14-C filed on December 19, 2008

4.39	Increase in Authorized to 3,000,000,000	Incorporated by reference to Form 14-C filed on December 19, 2008

4.40	Change of Address to Irvine	Incorporated by reference to Form 8-K filed on February 4, 2009

4.41	Increase in Authorized to 6,000,000,000	Incorporated by reference to Form 14-C filed on March 26, 2009

4.42	Increase in Authorized to 10,000,000,000	Incorporated by reference to Form 14-C filed on March 27, 2009

4.43	Annual Stockholders Meeting May 13, 2009	Incorporated by reference to Form 14-A filed on April 3, 2009

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM13.	EXHIBITS AND REPORTS ON FORM 8-K LIST OF EXHIBITS ATTACHED OR INCORPORATED BY REFERENCE PURSUANT TO ITEM 601 OF REGULATION S-B. -continued
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our current auditors for December 31, 2008 and December 31, 2007 are McKennon, Wilson & Morgan, LLP.  During the first three quarters of 2007, Malone & Bailey PLC were our auditors. Our auditors for December 31, 2006 were Malone & Bailey, CPA’s. During the first three quarters of 2006, Epstein, Weber & Conover, PLC were our auditors. That firm was acquired by Moss/Adams, CPA’s at the end of 2006.

Epstein, Weber & Conover, PLC had been the Company’s independent auditor since March of 2004. James C. Marshall C.P.A., P.C., was the Company's independent auditor for the three quarters ended September 30, 2003.

The Principal Accountants performed the services listed below and were paid the fees listed below:

Audit Fees

           McKennon, Wilson & Morgan, LLP charged $20,000 for the year ended December 31, 2008 audit

McKennon, Wilson & Morgan, LLP charged $18,000 for quarterly review fees during 2008.

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

CAMELOT ENTERTAINMENT GROUP, INC.

Financial Statements as of
December 31, 2008
And Independent Auditors’ Report

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

BALANCE SHEETS AS OF DECEMBER 31, 2008 and 2007	F-3

STATEMENTS OF OPERATIONS FOR 2008, 2007 AND FOR INCEPTION TO DECEMBER 31, 2008	F-4

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR INCEPTION TO DECEMBER 31, 2008	F-5 - F-10

STATEMENTS OF CASH FLOWS FOR 2008, 2007 AND FOR INCEPTION TO DECEMBER 31, 2008	F-11

NOTES TO FINANCIAL STATEMENTS	F-12 TO F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Camelot Entertainment Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Camelot Entertainment Group, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. The financial statements for the period April 21, 1999 (inception) through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Entertainment Group, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McKennon Wilson & Morgan LLP
McKennon Wilson & Morgan LLP
Irvine, California
April 15, 2009

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2008	2007
Current Assets:
Cash	$175	$122
Prepaid Expenses	1,733	6,424
Total Current Assets	1,908	6,546

School District Deposit	-	50,000
Deferred Financing Costs	-	54,984
Scripts Costs	-	79,700
Total Other Assets	-	184,684

Total Assets	$1,908	$191,230

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accured Liabilities	$206,847	$176,999
Accrued Wages to Related Parties	722,000	350,000
Secured Convertible Notes Payable, net of discount of $394,506 and $0, respectively	92,070	-
Derivative Liability - Conversion Feature	147,838	-
Note Payable to Shareholder	215,598	300,000
Shareholder Advances	22,830	134,757
Other Current Liabilities	15,000	-
Total Current Liabilities	1,422,183	961,756

Long Term Liabilities:
Derivative Liability - Series A, B and C Convertible Preferred Stock Conversion Feature	65,630	726,223
Secured Convertible Notes Payable, net of current portion and discount of $407,246 and $647,762, respectively	311,897	295,970
Derivative Liability - Conversion Feature	218,500	542,661
Derivative Liability - Warrant	3,992	50,759
Total Long Term Liabilities	600,019	1,615,613

Total Liabilities	2,022,202	2,577,369

Series A, B, C Convertible Preferred Stock	50,905	28,152
Par value $.001 per share, 50,000,000 shares authorized: 7,347,510, 7,196,510 and 7,151,500 shares issued and outstanding as of December 31, 2008
35,000,000 shares authorized: 195,011, 86,510 and 0
shares issued and outstanding as of December 31, 2007

Stockholders' Deficit:
Common Stock	1,563,670	2,245
Par Value $.001 Per Share; Authorized 2,950,000,000 Shares; 1,563,977,942 Shares
Issued and 1,563,669,608 Outstanding as of December 31, 2008
Authorized 300,000,000 shares; 2,553,397 issued and
2,245,063 shares outstanding as of December 31, 2007
Additional Paid-in Capital	13,070,152	13,859,910
Deficit Accumulated During the Development Stage	(16,705,021)	(16,276,446)
Total Stockholders' Deficit	(2,071,199)	(2,414,291)

Total Liabilities and Stockholders' Deficit	$1,908	$191,230

The accompanying notes are an integal part of theses financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			April 21, 1999
	For Year Ended,	For Year Ended,	through
	December 31,	December 31,	December 31,
	2008	2007	2008

REVENUE -	$-	$-	$58,568

Total Revenue	-	-	58,568

EXPENSES:
Costs of Services	-	-	95,700
Sales and Marketing	-	-	53,959
Research and Development	-	-	252,550
General and Administrative	1,406,916	1,864,178	13,418,567
Impairment of Assets	-	-	2,402,338
Impairment of Investments in Other Companies	-	-	710,868

Total Expenses	1,406,916	1,864,178	16,933,982

NET OPERATING LOSS	(1,406,916)	(1,864,178)	(16,875,414)

OTHER INCOME (EXPENSES):
Interest Expense	(625,711)	(717,537)	(2,175,467)
Gain on Derivative Liabilities	1,404,052	478,480	1,890,360
Other Income - CSI Investors	200,000	-	200,000
Gain on Extinguishment of Debt	-	-	255,500

Total Other Income (Expenses)	978,341	(239,057)	170,393

NET LOSS	$(428,575)	$(2,103,235)	$(16,705,021)

Basic and Dilutive Loss Per Common Share	$(0.00)	$(1.71)
Weighted Average Number of Shares Outstanding	88,613,681	1,231,640

The accompanying notes are an integal part of theses financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January1, 2004 to December 31, 2008
						Deficit
						Accumulated
					Additional	During			Total
	Common Stock		Preferred Stock		Paid-In	Development	Subscription	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Balance at January 1, 2004	338,564	339	-	-	5,498,057	(6,059,442)	-	-	(561,046)

Shares issued for services	1,000	1	-		2,999	-	-	-	3,000
Shares issued for financing	67,913	68	-		203,671	-	-	-	203,739
Subscriptions receivable for financing agreement	-	-	-	-	-	-	(116,069)	-	(116,069)
Share issued for services	240,090	240	-	-	1,109,267	-	-	-	1,109,509

Share issued for financing	76,046	76	-	-	228,989	-	(316,003)	-	(86,938)
Advances offset sub a/r	-	-	-	-	-	-	174,000	-	174,000
Shares issued for debt	10,000	10	-	-	39,990				40,000

Shares issued for amt due	15,899	16	-	-	48,574	-	-	-	48,590
Value of option exercised					351,000	-	-	-	351,000
Net (loss)						(1,265,278)	-	-	(1,265,278)
Balance as of December 31, 2004	749,512	750	-	-	7,482,547	(7,324,720)	(258,072)	-	(99,493)

Shares issued for consulting services	40,000	40	-	-	219,960	-	-	-	220,000

Shares issued for officers salaries	22,760	22	-	-	189,822	-	-	-	189,844

Shares issued to Eagle for expenses paid	18,487	18	-	-	80,908	-	-	-	80,926

Shares issued for consulting services	2,335	2	-	-	9,998	-	-	-	10,000

Shares issued for officers salaries	35,383	35	-	-	174,965	-	-	-	175,000

Shares issued to Eagle for expenses paid	14,527	15	-	-	119,657	-	-	-	119,672

Shares issued to Eagle 20% of shares issued	17,623	18	-	-	122,738	-	-	-	122,753

Shares issued for Shareholder loans 2005	35,869	36	-	-	259,905	-	-	-	259,941

Class A Preferred Stock issued	-	-	51,000	51	560,949	-	-	-	561,000
Class B Preferred Stock issued			51,000	51	2,804,949				2,805,000
Net Loss	-	-	-	-	-	(4,500,139)	-	-	(4,500,139)

Balance at Dec 31, 2005	936,496	936	102,000	102	12,026,397	(11,824,859)	(258,072)	-	(55,496)

Net Loss at December 31, 2006	-	-	-	-	-	(2,348,352)	-	-	(2,348,352)

Shares issued for officers salaries	51,915	52	-	-	469,948	-	-	-	470,000

Shares issued to Consultants	20,098	20	-	-	181,068	-	-	-	181,088

Shares issued to Eagle for expenses paid	12,013	12	-	-	114,309	-	-	-	114,321

Shares issued to Eagle Shareholder loans	12,708	13	-	-	118,169	-	-	-	118,182

Shares issued to Eagle per agreement 20%	18,327	18	-	-	170,426	-	-	-	170,444

Shares issued to Scorpion Bay LLC	15,000	15	-	-	135,135	-	-	-	135,150
Imputed interest on related notes payable	-	-	-	-	19,238	-	-	-	19,238

Balance at Dec 31, 2006	1,066,557	1,067	102,000	102	13,234,690	(14,173,211)	(258,072)	-	(1,195,425)

Camelot Entertainment Group, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - continued
For the Period from January1, 2004 to December 31, 2008
						Deficit
						Accumulated
					Additional	During			Total
	Common Stock		Preferred Stock		Paid-In	Development	Subscription	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to Nucore	50,000	50	-	-	499,950	-	(500,000)	-	-

Shares issued for interest on Note Payable	70,000	70	-	-	338,930	-	-	-	339,000

Shares issued for expenses paid	4,020	4	-	-	16,074	-		-	16,078

Shares issued for services	12,500	13	-		49,987	-		-	50,000

Shares issued for conversion of notes payable	12,508	13	-	-	29,411	-	-	-	29,424

Derivatives liability relieved by conversions on N/P	-	-	-	-	48,399	-	-	-	48,399

Imputed interest on Shareholders loans	-	-	-	-	2,246	-	-		2,246

Shares issued for service - Bastien & Associates	2,084	2	-	-	2,081	-		-	2,083
	27,289	27	-	-	22,349	-	-	-	22,376
NIR Fairhill Capital	90,000	90	-	-	12,665	-	-	-	12,755
Shares issued for interest on Notes payable - Scorpion Bay LLC	10,000	10	-	-	3,090	-	-	-	3,100
Shares issued to Scorpion Bay LLC	10,000	10	-	-	5,490	-	-	-	5,500
Shares issued for interest on notes payable - Scorpion Bay LLC	28,000	28	-	-	9,772	-	-	-	9,800

Shares issued for services - Patrick Winn	10,000	10	-	-	3,790	-	-	-	3,800
Shares issued for services - Susan Sanchez	10,000	10	-	-	3,790	-	-	-	3,800
Cancelled Subscription Receivable 2003					(258,072)	-	258,072	-
Shares issued to Scorpion Bay, LLC	91,000	91	-	-	31,046	-	-	-	31,137
Shares issued for Services - Patrick Winn	27,680	28	-	-	9,106	-	-	-	9,134
Shares issued for Services - Susan Sanchez	34,460	34	-	-	11,338	-	-	-	11,372
Preferred Stock - Series A			144,010	144	189,950	-	-	-	190,094
Shares issued to Dolpin Communities	50,000	50	-	-	8,722	-	-	-	8,772
Preferred Stock - Series B	-		35,510	36	117,146	-	-	-	117,182
Shares issued to NIR	30,200	30	-	-	5,505	-	-	-	5,535
Shares issued for legal services - Chris Flannery	25,000	25	-	-	9,975	-	-	-	10,000
Shares issued to John Kozmur - investment	200,000	200	-	-	59,800	-	-	-	60,000
Shares issued to Jeff Zuckerman - investment	200,000	200	-	-	59,800	-	-	-	60,000

Camelot Entertainment Group, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - continued
For the Period from January1, 2004 to December 31, 2008
						Deficit
						Accumulated
					Additional	During			Total
	Common Stock		Preferred Stock		Paid-In	Development	Subscription	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to Joseph Petrucelli - legal services	25,000	25	-	-	9,975	-	-	-	10,000
Shares issued to Chris Davis - services	2,384	2	-	-	1,190	-	-	-	1,192
Shares issued to Micheal Ellis - services	47,924	48	-	-	69,952	-	-	-	70,000
Shares issued to Lewis Consulting - services	10,000	10	-		4,990	-	-	-	5,000
Shares issued to Craig Prater - services	1,458	1	-		728	-	-	-	729
Shares issued to Scorpin Bay, LLC	147,000	147	-		52,781	-	-	-	52,928
Cancelled Subscription Receivable to Nucore	(50,000)	(50)	-		(499,950)	-	500,000	-	-
Derivative Liability - Preferred Stock A & B			(281,520)	(282)	(306,785)	-	-	-	(307,067)
Net Loss	-	-	-	-	-	(2,103,235)	-	-	(2,103,235)

Balance at December 31, 2007	2,245,063	2,245	-	-	13,859,910	(16,276,446)	-	-	(2,414,291)

Shares issued to Schubert Flint for services	10,000	10	-	-	4,990	-	-	-	5,000
Shares issued to NIR	55,000	55	-	-	8,440	-	-	-	8,495
Preferred shares issued to Scorpion Bay			-	-	5,829	-	-	-	5,829

Debt conversion 2nd qtr	315,000	315	-	-	25,331	-	-	-	25,646

Shares issued to Corporate Solution, Inc. 8/13/2008	100,000	100	-	-	2,900	-	-	-	3,000
Shares issued to investors escrow 8/1/2008	1,000,000	1,000	-		-		-	-	1,000
Shares issued to Scorpion Bay, LLC 8/13/2008	92,210	92	-	-	4,519	-	-	-	4,611
Shares issued to George Jackson 8/13/2008	200,000	200	-	-	9,800	-	-	-	10,000
Shares issued to Atwell Group, Inc. 8/13/2008	280,000	280	-	-	13,720	-	-	-	14,000
Shares issued to Jeff Brown 8/27/2008	10,000	10	-	-	290	-	-	-	300
Shares issued to investors escrow adjustment 8/27/2008	(10,000)	(10)	-	-	-	-	-	-	(10)
at stock split

Shares issued to CEDE 9/8/2008	4	-	-	-	4	-	-	-	4

Shares issued to NIR 8/29/2008	124,700	125	-	-	624	-	-	-	749
Shares issued to NIR 9/3/2008	124,700	125	-	-	1,247	-	-	-	1,372
Shares issued to NIR 9/12/2008	124,700	125	-	-	811	-	-	-	936
Shares issued to NIR 9/17/2008	124,700	125	-	-	717	-	-	-	842
Shares issued to NIR 9/18/2008	55,000	55	-	-	105	-	-	-	160
Shares issued to NIR 9/22/2008	69,700	70	-	-	174	-	-	-	244
Shares issued to NIR 9/24/2008	124,700	125	-	-	839	-	-	-	964
Shares issued to NIR 9/26/2008	799,000	799	-	-	218	-	-	-	1,017

Shares issued to K&L Enterprises 9/12/2008	2,000,000	2,000	-	-	22,000	-	-	-	24,000

Camelot Entertainment Group, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - continued
For the Period from January1, 2004 to December 31, 2008
						Deficit
						Accumulated
					Additional	During			Total
	Common Stock		Preferred Stock		Paid-In	Development	Subscription	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to Patrick Winn 9/5/2008	250,000	250	-	-	2,750	-	-	-	3,000
Shares issued to Robert Atwell 9/18/2008	2,000,000	2,000	-	-	4,000	-	-	-	6,000
Shares issued to George Jackson 9/18/2008	300,000	300	-	-	600	-	-	-	900
Shares issued to George Jackson 9/19/2008	1,000,000	1,000	-	-	1,000	-	-	-	2,000
Shares issued to Patrick Winn 9/19/2008	250,000	250	-	-	250	-	-	-	500
Shares issued to Patrick Winn 9/19/2008	250,000	250	-	-	250	-	-	-	500
Shares issued to Robert Atwell 9/19/2008	5,000,000	5,000	-	-	5,000	-	-	-	10,000
Shares issued to George Jackson 9/26/2008	2,000,000	2,000	-	-	2,400	-	-	-	4,400
Shares issued to Robert Atwell 9/26/2008	31,818,180	31,818	-	-	38,182	-	-	-	70,000
Shares issued to Chris Flannery 9/26/2008	1,000,000	1,000	-	-	1,200	-	-	-	2,200
Shares issued to Thomas Stepp 9/26/2008	500,000	500	-	-	600	-	-	-	1,100
Shares issued to Patrick Winn 9/26/2008	500,000	500	-	-	600	-	-	-	1,100
Shares issued to Joe Petrucelli 9/26/2008	1,000,000	1,000	-	-	1,200	-	-	-	2,200
Shares issued to Vince Monaco 9/26/2008	1,000,000	1,000	-	-	1,200	-	-	-	2,200
Shares issued to Phillip Parsons 9/26/2008	1,000,000	1,000	-	-	1,200	-	-	-	2,200
Shares issued to Douglas Warner 9/27/2008	2,000,000	2,000	-	-	2,400	-	-	-	4,400
Shares issued to Bastien Living Trust 9/27/2008	2,000,000	2,000	-	-	2,400	-	-	-	4,400
Shares issued to Lewis Consulting Group 9/27/2008	2,000,000	2,000	-	-	2,400	-	-	-	4,400
Shares issued to Jeffory Smith 9/27/2008	1,000,000	1,000	-	-	1,200	-	-	-	2,200
Shares issued to Tamara Atwell 9/27/2008	2,272,727	2,273	-	-	2,727	-	-	-	5,000
Shares issued to Susan Sanchez 9/27/2008	2,272,727	2,273	-	-	2,727	-	-	-	5,000
Shares issued to Patrick Winn 9/27/2008	2,272,727	2,273	-	-	2,727	-	-	-	5,000
Shares issued to Phillip Parsons 9/27/2008	2,272,727	2,273	-	-	2,727	-	-	-	5,000
Shares issued to CEDE 9/30/2008	50,043	51	-	-		-	-	-	51

Shares issued to Hope Capital, Inc 11/14/2008	18,000,000	18,000	-	-	(5,400)	-	-	-	12,600
Shares issued to Hope Capital, Inc 11/18/2008	20,000,000	20,000	-	-	(4,000)	-	-	-	16,000
Shares issued to K&L international, Inc 11/19/2008	22,000,000	22,000	-	-	(6,600)	-	-	-	15,400
Shares issued to K&L international, inc 11/25/2008	34,000,000	34,000	-	-	(20,400)	-	-	-	13,600
Shares issued to Hope Capital, Inc/ 11/25/2008	34,000,000	34,000	-	-	(20,400)	-	-	-	13,600
K&L international, inc 12/2/2008	40,000,000	40,000	-	-	(24,000)	-	-	-	16,000
Hope Capital, Inc/ 12/3/2008	25,000,000	25,000	-	-	(15,000)	-	-	-	10,000
Hope Capital, Inc/ 12/8/2008	50,000,000	50,000	-	-	(30,000)	-	-	-	20,000
K&L international, inc 12/8/2008	50,000,000	50,000	-	-	(30,000)	-	-	-	20,000
Hope Capital, Inc/ 12/17/2008	60,000,000	60,000	-	-	(48,000)	-	-	-	12,000

Camelot Entertainment Group, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - continued
For the Period from January1, 2004 to December 31, 2008
						Deficit
						Accumulated
					Additional	During			Total
	Common Stock		Preferred Stock		Paid-In	Development	Subscription	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

K&L international, inc 12/17/2008	5,000,000	5,000	-	-	(4,000)	-	-	-	1,000
Watson Investment Enterprises, Inc. 12/18/2008	50,000,000	50,000	-	-	(40,000)	-	-	-	10,000
Watson Investment Enterprises, Inc. 12/18/2008	50,000,000	50,000	-	-	(40,000)	-	-	-	10,000
Watson Investment Enterprises, Inc. 12/29/2008	100,000,000	100,000	-	-	(80,000)	-	-	-	20,000
Shares issued to La Jolla Investment 10/1/2008	7,000,000	7,000	-	-	14,000	-	-	-	21,000
Shares issued to Tania Babeshoff 10/1/2008	7,000,000	7,000	-	-	14,000	-	-	-	21,000
Shares issued to ATG, Inc 10/2/2008	7,000,000	7,000	-	-	26,800	-	-	-	33,800
Shares issued to Ongkaruck Sripetch 10/2/2008	7,000,000	7,000	-	-	31,500	-	-	-	38,500
Shares issued to Robert Atwell 10/8/2008	35,000,000	35,000	-	-	(21,000)	-	-	-	14,000
Shares issued to Rodger Spainhower 10/14/2008	2,000,000	2,000	-	-	(1,200)	-	-	-	800
Shares issued to Alpha Trade 11/7/2008	8,750,000	8,750	-	-	8,111	-	-	-	16,861
Shares issued to Philip Parsons 11/10/2008	5,000,000	5,000	-	-	4,000	-	-	-	9,000
Shares issued to Patrick Winn 11/10/2008	2,500,000	2,500	-	-	2,000	-	-	-	4,500
Shares issued to Tamara Atwell 11/10/2008	5,000,000	5,000	-	-	4,000	-	-	-	9,000
Shares issued to Phil Scott 11/19/2008	5,000,000	5,000	-	-	(1,500)	-	-	-	3,500
Shares issued to Tamara Atwell 11/21/2008	25,000,000	25,000	-	-	(15,000)	-	-	-	10,000
Shares issued to Philip Parsons 11/21/2008	25,000,000	25,000	-	-	(15,000)	-	-	-	10,000
Shares issued to George Jackson 11/21/2008	25,000,000	25,000	-	-	(15,000)	-	-	-	10,000
Shares issued to Robert Atwell 11/21/2008	25,000,000	25,000	-	-	(15,000)	-	-	-	10,000
Shares issued to Phil Scott 12/2/2008	5,000,000	5,000	-	-	(3,000)	-	-	-	2,000
Shares issued to Doug Warner 12/31/2008	20,000,000	20,000	-	-	(16,000)	-	-	-	4,000
Shares issued to Rodger Spainhower 12/31/2008	50,000,000	50,000	-	-	(40,000)	-	-	-	10,000
Shares issued to Philip Parsons 12/31/2008	50,000,000	50,000	-	-	(40,000)	-	-	-	10,000
Shares issued to Tamara Atwell 12/31/2008	50,000,000	50,000	-	-	(40,000)	-	-	-	10,000
Shares issued to George Jackson 12/31/2008	30,000,000	30,000	-	-	(24,000)	-	-	-	6,000
Shares issued to Robert Atwell 12/31/2008	350,000,000	350,000	-	-	(280,000)	-	-	-	70,000
Shares issued to Phil Scott 12/31/2008	10,000,000	10,000	-	-	(8,000)	-	-	-	2,000
Shares issued to Vince Monaco 12/31/2008	50,000,000	50,000	-	-	(40,000)	-	-	-	10,000
Shares issued to Chris Flannery 12/31/2008	50,000,000	50,000	-	-	(40,000)	-	-	-	10,000

Camelot Entertainment Group, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - continued
For the Period from January1, 2004 to December 31, 2008
						Deficit
						Accumulated
					Additional	During			Total
	Common Stock		Preferred Stock		Paid-In	Development	Subscription	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to Shares to NIR 10/1/2008	799,000	799	-	-	623	-	-	-	1,422
Shares issued to NIR 10/3/2008	799,000	799	-	-	463	-	-	-	1,262
Shares issued to NIR 10/8/2008	799,000	799	-	-	(16)	-	-	-	783
Shares issued to NIR 10/13/2008	799,000	799	-	-	(656)	-	-	-	143
Shares issued to NIR 10/14/2008	799,000	799	-	-	(975)	-	-	-	(176)
Shares issued to NIR 10/16/2008	799,000	799	-	-	(975)	-	-	-	(176)
Shares issued to NIR 10/27/2008	799,000	799	-	-	(975)	-	-	-	(176)
Shares issued to NIR 10/31/2008	799,000	799	-	-	(991)	-	-	-	(192)
Shares issued to NIR 11/5/2008	799,000	799	-	-	(991)	-	-	-	(192)
Shares issued to NIR 11/7/2008	799,000	799	-	-	(991)	-	-	-	(192)
Shares issued to NIR 11/10/2008	799,000	799	-	-	(991)	-	-	-	(192)
Shares issued to NIR 11/11/2008	799,000	799	-	-	(987)	-	-	-	(188)
Shares issued to NIR 11/14/2008	799,000	799	-	-	(991)	-	-	-	(192)
Shares issued to NIR 11/14/2008	1,350,000	1,350	-	-	(1,675)	-	-	-	(325)
Shares issued to NIR 11/18/2008	1,350,000	1,350	-	-	(1,675)	-	-	-	(325)
Shares issued to NIR 11/19/2008	1,350,000	1,350	-	-	(1,675)	-	-	-	(325)
Shares issued to NIR 11/20/2008	1,350,000	1,350	-	-	(1,648)	-	-	-	(298)
Shares issued to NIR 11/21/2008	3,000,000	3,000	-	-	(3,660)	-	-	-	(660)
Shares issued to NIR 11/25/2008	3,000,000	3,000	-	-	(3,660)	-	-	-	(660)
Shares issued to NIR 11/26/2008	4,372,000	4,372	-	-	(5,421)	-	-	-	(1,049)
Shares issued to NIR 12/1/2008	8,341,000	8,341	-	-	(10,177)	-	-	-	(1,836)
Shares issued to NIR 12/8/2008	8,341,000	8,341	-	-	(10,344)	-	-	-	(2,003)
Shares issued to NIR 12/23/2008	10,000,000	10,000	-	-	(12,402)	-	-	-	(2,402)
Shares issued to NIR 12/30/2008	24,725,000	24,723	-	-	(33,177)	-	-	-	(8,455)

Net Loss						(428,575)			(428,575)
Balance at December 31, 2008	1,563,669,608	1,563,670	-	-	13,070,152	(16,705,021)	-	-	(2,071,199)

The accompanying notes are an integal part of theses financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statements of Cash Flows
			From
			Inception on
			April 21, 1999
	For Year Ended,	For Year Ended,	through
	December 31,	December 31,	December 31,
	2008	2007	2008

OPERATING ACTIVITIES
Net loss:	$(428,575)	$(2,103,235)	$(16,705,021)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred financing costs and discounts on notes payable	344,987	294,447	641,211
Imputed interest on related party advances	17,000	2,246	38,484
Gain on change of derivative liabilities	(1,404,052)	(478,480)	(1,245,251)
Common stock issued for interest expense	138,450	430,309	703,909
Common stock issued per dilution agreement	-	-	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation	-	-	3,997
Amortization of deferred compensation	-	-	1,538,927
Common stock issued for services	363,138	657,494	3,554,567
Common Stock issued for related party services	-	-	22,000
Common Stock issued for technology	-	-	19,167
Impairment of investments in other companies	-	-	710,868
Impairment of assets	129,700	17,500	2,758,060
Prepaid services expensed	-	-	530,000
Expenses paid through notes payable proceeds	-	-	66,439
Loss on disposal of property and equipment	-	-	5,854
Preferred stock issued to shareholder	-	-	3,366,000
Change in assets and liabilities:
(Increase) decrease in prepaids and other current assets	4,691	-	(2,167)
Increase (decrease) in accounts payable and accrued liabilities	173,993	36,374	558,183
Increase (decrease) in due to officers	633,300	350,000	983,300
Cash used in operating activities	(27,368)	(793,345)	(1,987,465)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(6,689)
Purchase of scripts and deposits	-	(43,900)	(129,700)
Cash used in investing activities	-	(43,900)	(136,389)

Cash flows from financing activities:
Contributed capital	-	-	25,500
Proceeds from related party note payable	-	300,000	1,316,613
Payments on related party note payable	(20,652)	-	(145,652)
Proceeds from note payable	150,000	400,000	1,317,998
Payments on notes payable	-	(250,000)	(254,477)
Deferred financing costs	-	(13,000)	(88,000)
Advances from shareholder	40,737	235,125	275,862
Payments on shareholder advances	(142,664)	(270,291)	(412,955)
Cash provided by financing activities	27,421	401,834	2,034,889

Increase (decrease) in cash	53	(435,411)	(88,965)

Cash at beginning of year	122	435,533	1,140

Cash at the end of the year	$175	$122	$(87,825)

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Stock issued for related party liabilities	$-	$16,078	$248,581
Creation of additional debt discount	$-	$320,315	$920,315
Stock issued for debt conversion	$101,560	$56,448	$158,008
Derivative liability relieved by conversion	$19,722	$48,399	$68,121
Accrued interest converted into convertible notes payable	$144,143	$-	$144,143
Accrued salaries relieved with issuance of common stock	$261,300	$-	$261,300
Stock issued per finance agreement	$-	$-	$500,000

The accompanying notes are an integal part of theses financial statements.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Camelot Entertainment Group, Inc. (the “Company” or “Camelot”), a Delaware corporation, is a film, television, digital media and entertainment company. Camelot Entertainment Group has limited operations and thus is classified as a development stage company. Due to the unexpected termination of its agreement to develop Camelot Studios at Advanced Technology and Education Park (“ATEP”) in August, 2008, management has been in the process of restructuring its organization in order to focus on its core business objectives, which include the development, production and distribution of feature film, television, home video and digital media production. As a result, during the third and fourth quarters of 2008, the Company’s operations were severely limited as it went through the restructuring process.  It did not generate any revenues during 2008, and due to its limited operations and the long-term revenue cycle of the film business in general, it does not expect to generate any significant revenues in 2009. The Company’s ability to develop sustained operations and to generate revenues is to a great extent dependent upon successful completion of its planned funding activities during 2009 and beyond. Failure to complete its funding objectives as discussed herein could have a material adverse effect on Camelot’s ability to sustain its limited operations.

Management believes that the direction the Company is now taking will allow it to fully implement its business plan and as a result make progress toward sustaining operations in 2009. Camelot’s business model classifies its planned operations into the following three major divisions:

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

At December 31, 2008, the Company had reduced its corporate staff to a total of three full time and part time employees and approximately four consultants which provides services to the Company on an as needed basis. The Company also retains independent contractors on a project by project basis to reduce its overhead. While Camelot’s main activity during the past three years had been centered within the Camelot Studio Group division during the third and fourth quarter of 2008, the Company refocused its development activities within the Camelot Film and Media Group division. While Camelot continued to pursue potential studio sites within its Camelot Studio Group division, it had very limited operations in its Camelot Production Services Group division during 2008. The Company reduced the size of its physical office space, moving its headquarters to Irvine, California during the first quarter of 2009.

Since March 31, 2003, Camelot’s activities have consisted of developing and implementing its business plan, securing operating capital, building a management team, acquiring and developing literary properties for its Camelot Film Group division, structuring its Camelot Studio Group division and embarking on its first studio project “Camelot Studios at ATEP”, obtaining and processing intellectual property rights, and entering into various ventures, consulting agreements and alliances with affiliates and third-party providers.  Camelot has substantially relied on funding provided by its Chairman, Robert P. Atwell, and his affiliated companies, including The Atwell Group, Inc. and Eagle Consulting Group, Inc. and  Scorpion Bay, LLC; funding provided by the “NIR SB-2 Transactions”, including the affiliated note holders; and funding provided by other directors, consultants and stockholders.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

The Company’s activities prior to becoming Camelot in 2003, going back to inception, consisted of raising capital, recruiting a management team and entering into ventures and alliances with affiliates. The Company, prior to Camelot, substantially relied on issuing stock to officers, directors, professional service providers and other parties in exchange for services and technology.

Basis of Presentation

Camelot is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to December 31, 2008. The Company has not presented the statement of stockholders’ deficit for the year ended December 31, 2008, as the significant transactions relate to the issuance of common stock issued for services and conversions of debt which are described elsewhere in the document.

Cash and Cash Equivalents - Camelot considers all investment instruments purchased with maturities of three months or less to be cash equivalents

Script Costs - Camelot capitalizes costs it incurs to buy or develop scripts that will later be used in the production of films according to the guidelines in Statement of Position (“SOP”) SOP 00-2. During 2008, Camelot expensed all script costs previously capitalized of $79,700 as the scripts were not in production and had been outstanding in excess of three years.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 ("FIN 48")”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

Financial Instruments - Financial instruments consist primarily of obligations under accounts payable and accrued expenses, related party notes payable, convertible notes payable and derivative liabilities. The carrying amounts of accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of related party notes payable, convertible notes payable and derivative liabilities approximate fair value because they contain market value interest rates and have specified repayment terms. Camelot has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-Based Compensation - Prior to December 31, 2005, Camelot accounted for stock based compensation under SFAS No. 123 “Accounting for Stock-Based Compensation” as permitted under this standard; compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective December 15, 2005, Camelot adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”, and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Camelot had not issued any options to employees in the prior periods thus; there was no impact of adopting the new standard.

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

Modifications to Convertible Debt - The Company accounts for modifications of ECFs in accordance with EITF 06-6 “Debtors Accounting for a Modification (or exchange) of Convertible Debt Instruments”.  EITF 06-6 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered a substantial (i.e. greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Equity Instruments Issued with Registration Rights Agreement - The Company accounts for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of FASB No. 5. This accounting is consistent with views established by the Emerging Issues Task Force (“EITF”) in its consensus set forth in FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. As of December 31, 2008, the Company does not believe damages related to these rights are probable, and thus, an accrual has not been recorded.

Earnings (Loss) per Share - Basic earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share also includes the effect of stock options, other common stock equivalents outstanding during the during the period, and assumes the conversion of the Company’s Series A, B and C preferred stock and conversion of convertible notes payable for the period of time such stock and notes were outstanding, if such preferred stock and convertible notes are dilutive.  For the year ended, December 31, 2008, dilutive securities on a fully converted basis would cause the Company to be in excess of their authorized shares of 2,950,000,000. Thus, the dilutive earnings per share for year ended December 31, 2008 is limited to the amount of common stock authorized by the Company’s stockholders.

The following table sets forth the computation of the numerator and of basic and diluted loss per share for the year ended December, 2008 and 2007. There were no adjustments to the denominator. The following items were anti-dilutive and thus excluded from the calculation.

	December 31, 2008	December 31, 2007

Weighted average common shares outstanding
Used in calculating basic loss per share	88,613,681	6,294,927
Effect of dilutive convertible preferred stock convertible notes and warrants	2,861,386,319	1,647,151

Weighted average common shares outstanding used in
Calculating diluted loss per share	2,950,000,000	7,942,078

As of December 31, 2008, the Company has only 2,950,000,000 shares authorized, thus the effects of convertible preferred stock and notes into common stock are limited to the amount authorized by the Company’s stockholders.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with our first quarter of 2009. The Company does not expect SFAS No. 160 will have a material impact on its financial statements.

In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) APB No. 14-1 (APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. . The Company is currently evaluating the impact of this standard on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the “GAAP hierarchy"). SFAS No. 162 will become effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a significant impact on our financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the year ended, December 31, 2008, Camelot had no revenue producing operations; a negative working capital of $1,420,275 and an accumulated deficit from Inception of $16,705,021. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consist of restructuring its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and it’s CEO Robert Atwell.  In addition, the Company is planning a major capital raising effort during the second quarter of 2009. However, especially due to the current worldwide economic conditions, there can be no assurances that our efforts will be successful. If current conditions persist, the Company may have to delay its planned major capital raising efforts. During the year ended December 31, 2008, the Company sold 2% of its interest in CDG for $200,000 and this money was used fund Camelot Entertainment Group’s operating expenses and used to reduce related-party payables. During the year ended December 31, 2008, the Company issued $160,000 in secured notes payable to fund operations.  See Note 4 for additional information.

3.  INVESTMENT

On November 5, 2007, Camelot Development Group, LLC (“CDG”), which on that date was owned 100% by Camelot, entered into an Operating Agreement known as Camelot Development Tustin (“CDT”) with Janez Investments XI Tustin, LLC (“Janez”), for the purpose of master developing the ATEP in Tustin, California and the subsequent acquisition of real property through a ground lease with the South Orange County Community College District (“SOCCCD”) in order to develop and build Camelot’s first major studio complex which is planned to be located at ATEP campus (“Project”). Under the terms of the Operating Agreement, Camelot has been credited with an initial investment of $1,500,000 into the Project, representing previous expenditures made by Camelot. Janez is obligated under the terms of the CDT Agreement contribute cash to CDT in the sum of $1,500,000 as and when necessary to pay for predevelopment costs or acquisition expenses as set forth in the Business Plan for the Project.  In addition, Camelot will be responsible for one half of future expenditures once Janez $1,500,000 contribution has been extinguished.  As of December 31, 2008, Camelot has terminated its involvement in the CDT project following a request by Janez to restructure the Operating Agreement. This request has resulted in the CDT project being mutually terminated by Camelot and the SOCCCD.

The Company accounted for the investment under the equity method of accounting.  The Company did not record an initial investment in CDG as the intangible asset transferred could not be stepped up in basis because it did not have an ascertainable value nor can it be guaranteed that the asset will be ultimately recovered. In addition, the Company and Janez will be paid for their services from CDG.  Total development costs by CDG during the year ended December 31, 2008, were $304,277 of which $146,053 was attributable to the Company. Due to the zero basis in the investment, the Company did not record any of the losses in the accompanying statement of operations in 2008. As of December 31, 2008, the project has been terminated. In connection with the termination, the Company expensed the $50,000 deposit that had been previously paid.

In January 2008, the Company agreed to sell up to 30% of its interest in CDG to Camelot Studio Investors, LLC (“CSI”) for up to $3,000,000 on an as needed basis.   In addition, CSI receives 1,000 shares of our $0.001 par value Series C Convertible Preferred Stock for each one half of one percent (.05%) of CDG purchased by CSI.  Under this agreement 11,500 Series C Preferred Stock shares were issued.  The managing member of CSI is Scorpion Bay, LLC, which is managed by Timothy Wilson, one of our previous directors, who resigned in May 2008. The proceeds from the sale were to be utilized to retire debt and to fund operations. During the year ended December 31, 2008, the Company sold 2% of its interest for $200,000 in cash and another 3% for additional debt converted into shares. At December 31, 2008, the Company investment in CDG is not relevant since the CDT project has been terminated. The Company’s investment in CDG will only become relevant in the future as additional studio projects are brought on-line by CDG.

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

On August 14, 2008, in connection with a subsequent funding discussed below, the Company modified the interest rate to 10% and the discount on conversion to 50%.The Company determined that this modification was considered “significant” and thus qualified the note for extinguishments under EITF 06-6. Thus, the Company accounted for the extinguishment of the convertible notes, warrants and embedded conversion feature in accordance with APB 26. In accordance with these provisions, the Company recorded a non-cash loss on the extinguishment based on the difference between the fair value of the new instruments issued and the difference between the carry value and stated value of the convertible debt and fair value of the derivative liabilities immediately prior to extinguishment. In connection with the modification, the Company recorded an extinguishment loss of $211,212 which is recorded in the gain on derivative liability on the accompanying statement of operations

2008 Convertible Notes Payable

On August 14, 2008, Camelot issued a callable secured convertible note payable for $160,000 to various holders.  Camelot received the proceeds in August and September 2008. The note payable provided for annual interest at 10%, was secured by all of the assets of the Company, and matures on May 10, 2011. The principal and accrued interest of the note is convertible into Camelot’s common stock at a variable conversion price which is 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. At no time can their aggregate holdings exceed 4.99%. The proceeds were used for working capital purposes and advances from related parties. In addition, the investors shall receive 20,000,000 cashless warrants at an exercise price of $0.01 which expire in seven years.

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

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

4.  CONVERTIBLE NOTES PAYABLE - continued

2008 Accrued Interest Converted into Convertible Notes Payable

During 2008, Camelot converted accrued interest of $144,143 into callable secured convertible notes payable.  The notes payable provided for annual interest at __%, was secured by all of the assets of the Company, and matures three years from the date of issuance of January 31, 2011 and December 30, 2011. The principal of the note is convertible into Camelot’s common stock at a variable conversion price which is 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. At no time can their aggregate holdings exceed 4.99%.

Camelot evaluated the notes and warrants under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and determined that the notes contained compound embedded derivative liabilities.

Conversions and Valuation of Derivative Liabilities Issued with 2006, 2007 and 2008 Convertible Notes

As of December 31, 2008, Camelot estimated the fair value of the derivatives liabilities to be a total of $336,338 resulting in gain on derivative liability presented in the statement of operations for the year ended December 31, 2008 of $646,689.  As of December 31, 2007, Camelot estimated the fair value of the derivatives liabilities to be a total of $593,420 resulting in gain on derivative liability presented in the statement of operations for the year ended December 31, 2007 of $925,788.  In addition, Camelot amortized $201,551 and $294,447 of the discount on the convertible note payable to interest expense during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the principal balances of the notes were $1,205,719 and $943,732, respectively.

At December 31, 2008 and 2007, the fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions at December 31, 2008, the stock price would increase in the short term at the cost of equity with a 250% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 50% of the time increasing ..10% per month, reset events projected to occur 5% of the time at an exercise price of $0.004, the holder would automatically convert at a stock price of $0.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.10 or higher, alternative financing would be initially available to redeem the note and start to increase monthly by 10% of the notes to a maximum of 75% and the trading volume would increase at 1% per month. The valuation was calculated using a lattice model with the following assumptions at December 31, 2007, the stock price would increase in the short term at the cost of equity with a 150% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month.

At December 31, 2008, the fair market value of the warrants was estimated using Black Scholes with the major assumptions of (1) calculated volatility of 250%; (2) expected term of five years; (3) risk free rate of 9% and (4) expected dividends of zero. At  December 31, 2007, the fair market value of the warrants was estimated using Black Scholes with the major assumptions of (1) calculated volatility of 200%; (2) expected term of six years; (3) risk free rate of 3.45% and (4) expected dividends of zero.

During the years ended December 31, 2008 and 2007, the holders of convertible notes converted $39,310 and $56,448 resulting in the issuance of 79,483,200 and 137,707 shares of common stock, respectively. Upon conversion, the Company reclassed approximately $19,722 and $48,399 of the compound derivative to additional paid-in capital, respectively.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

4.  CONVERTIBLE NOTES PAYABLE - continued

In the event of full conversion of the aggregate principal amount of the notes of $1,205,719 as of December 31, 2008, we would have to issue a total of 24,114,380,000 shares of common stock, which exceeds our authorized shares of 5,950,000,000. However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 280,000,000 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes, as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

Future minimum principal payments due under convertible notes payable for the year ended December 31 are as follows: 2009 - $486,576; 2010 - $400,000; 2011 - $319,143.

Transfer of Notes Payable

On August 28, 2008, the Company’s CEO entered into an agreement with a third party to assume $25,000 of amounts due to him from the Company. Under the terms of the agreement, the note accrues interest at 15%, is due in one year, and is convertible at 50% of the average market price of the common stock of the lowest three trading days prior to the date of conversion. Due to the significant changes to the term of the loan the Company treated the modification as an extinguishment. There was no impact on the financial statements. On September 30, 2008, the third party converted $10,000 of the note into 2,000,000 shares of common stock. In connection of the issuance, the Company recorded fair value of amounts in excess of note relieved of $12,000.

See Note 8 for additional amounts assigned by the CEO to third parties in which were immediately converted to shares of common stock.

Scorpion Bay, LLC

On June 15, 2007, we entered into a loan agreement with Scorpion Bay, LLC (“Scorpion”), whereby Scorpion loaned Camelot $300,000 in three tranches of $100,000 each on June 15, July 15 and August 15, 2007. Interest on the loan was payable in 30,000 shares of Camelot’s common stock. The shares were issuable in 10,000 share increments at each tranche. Camelot valued the common stock with an average price per share of $1.60 totaling $47,600 based upon the fair market value of the shares at each tranche. The loan was due and payable on November 15, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell (“Atwell”). In the event the loan was not paid by the due date, the note could be extended for a period of 30 days at Scorpion’s option for 7,500 shares of common stock. On or about October 25, 2007, Scorpion transferred the note to the real property held by Atwell. In turn, Atwell assumed the $300,000 note with the Company. (see Note 6) In connection with this transfer, Scorpion and a related entity of theirs received a total of 130,000 shares of common stock. The Company valued the common shares at $39,000, or $0.30 per share, based upon the market price at the time.

On November 21, 2006, Camelot entered into a loan agreement with Scorpion, whereby Scorpion loaned Camelot $250,000 due on March 22, 2007. Interest was payable in the form of 5,000 common shares. Scorpion received a total of 15,000 shares upon issuance of the loan with a fair market value of $135,150 which was recorded as interest expense during the year ended December 31, 2006. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. In the event the loan was not paid by the due date, the note could be extended by Scorpion at a cost of 15,000 common shares for the first 30 day extension, 20,000 common shares for the second 30 day extension, 25,000 common shares for the third 30 day extension and so forth. The note was paid in full on June 5, 2007. Due to the extensions, Scorpion received a total of 60,000 shares during the year ended December 31, 2007, with an average price per share of $4.90, in the amount of $294,000 and recorded as interest expense.

On November 23, 2007, Scorpion entered into a loan agreement with Love Bug Management Corp. (“Love Bug”), an entity owned by Atwell, whereby Scorpion loaned Love Bug $100,000. The proceeds were used for Atwell and Camelot expenses. As a result of this loan, Atwell paid approximately $36,000 in direct Camelot expenses, which have been included in the amounts payable to Atwell at December 31, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell and was not guaranteed by Camelot. Scorpion received 47,000 shares of the Company’s common stock in connection with the loan and events related thereto. The Company valued the shares at $19,928 based on $0.40, market price on the date of issue.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

5. INCOME TAXES

At December 31, 2008, Camelot determined that the federal and state net operating loss carryforwards were not significant due to potentially significant limitations as defined in Section 382 of the Internal Revenue code. Thus, at December 31, 2008, the Company has reversed the deferred tax assets and valuation allowance as a result of the expected limitation. The deferred tax assets at December 31, 2007 consisted of net operating loss carry forwards of $1,367,634. During the years ended December 31, 2008 and 2007, the valuation allowance decreased by$1,367,634 and increased by $745,671.

6.  RELATED PARTY TRANSACTIONS

Accrued Salaries

At December 31, 2008 and 2007, the Company has accrued $722,000 and $350,000 in compensation to its current officers, respectively.  The amount due to officers includes: Robert Atwell, $511,000 and $250,000; and to George Jackson, $211,000 and $100,000, respectively.

Advances from Affiliates

During the year ended, December 31, 2008, the Company received $40,737 in advances from either the CEO or affiliated company controlled by the CEO, compared to $235,125 in advances for year ended December 31, 2007.  During the year ended December 31, 2008, the Company paid $142,664 of these amounts, leaving a balance due of $22,830 at December 31, 2008.  During the year ended December 31, 2007, the Company paid $270,290 of these amounts, issued 4,019 with a market value of $16,078, leaving a balance due of $134,757 at December 31, 2008. Imputed interest recorded during the years ended December 31, 2008 and 2007, related to the advances by the affiliate were $1,763 and $2,246, respectively.

 Robert Atwell

In October 2007, the $300,000 note payable due to the Scorpion Bay, LLC was transferred to property owned by Robert Atwell in which secured the note payable. The note is due on demand and incurs interest at 6%. During the year ended, December 31, 2008, the Company accrued $17,000 in interest expense. See Note 5 and 8 for assignment of portions of this note to various third parties. As of December 31, 2008 and 2007, amounts outstanding under the note were $215,598 and $300,000, respectively.

Scorpion Bay, LLC

Timothy Wilson (“Wilson”), one of our previous directors (resigned in May 2008) and a stockholder of the Company, is the managing member of Scorpion Bay, LLC (“Scorpion”), which owns 50% of JIT. Wilson is also the managing member of CSI and PSP. See Note 3, 7 and 9 for transactions.

Issuances of Preferred and Common Stock

See Note 7 and 9 for description of preferred and common stock issued to related parties.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

6.  RELATED PARTY TRANSACTIONS - continued

Other 2007 Related Party Transactions

The following transactions are for year ended December 31, 2007. All transactions are incorporated by reference and can be found through our previous filings:

Camelot Studio Group

Camelot Studio Group (“CSG”), one of our major divisions, is in the process of developing its first major studio facility, currently known as Camelot Studios at ATEP, as part of the Advanced Technology and Education Park (“ATEP”) in Tustin, California. As part of that process, CSG formed Camelot Development Group, LLC (“CDG”) which is a 50% joint venture partner with Janez Investments XI Tustin, LLC (“JIT”) in Camelot Development Tustin, LLC (“CDT”). CDT was negotiating with the South Orange County Community College District (“SOCCCD”) to be the master developer for the ATEP project, including Camelot Studios at ATEP. To date, the Company has invested approximately $2,600,000 in the Camelot Studios at ATEP project since the Company began the process of locating CSG’s first studio facility at the Tustin site in September 2005. As of December 31, 2008, Camelot has terminated its involvement in the CDT project following a request by Janez to restructure the Operating Agreement. This request has resulted in the CDT project being mutually terminated by Camelot and the SOCCCD.  See Note 3 for additional information.

Timothy Wilson (“Wilson”), a former directors and a former major stockholder of the Company, is the managing member of Scorpion Bay, LLC (“Scorpion”), which owns 50% of JIT. Wilson is also the managing member of CSI and PSP. Jeff Zuckerman (“Zuckerman”), former directors and a former significant stockholder of the Company, is Senior Vice-President of Janez Group (“Janez”), which is a 50% owner of JIT. John Kocmur (“Kocmur”), was previously a  5% or more beneficial owner of our common stock, is President of Janez.

Share Issuance Agreement

On October 25, 2007, the Company entered into a Share Issuance Agreement (“SIA”) with Zuckerman, Kocmur and Scorpion (“JJT”). According to the terms and conditions of the SIA, as additional consideration for Janez becoming a joint venture partner with CDG, and in consideration for additional business development and consulting efforts provided by JJT, JJT received 800,000 shares of our common stock. 200,000 shares were issued to Zuckerman, 200,000 shares were issued to Kocmur and 400,000 shares were issued to Scorpion. In addition, Zuckerman, Wilson and Joseph Petrucelli were nominated to serve on our Board of Directors. The parties also agreed on a common stock structure which provides JTT and Robert P. Atwell, our Chairman (“Atwell”) with anti-dilution protection. Further, the SIA directs the Company to seek stockholder approval to increase the authorized shares of the common stock to 400,000,000 and increase the Board of Directors from five to seven members. Upon the cancellation of the ATEP project, the agreement was cancelled.

Eagle Consulting Group

We entered into an agreement with Eagle Consulting Group, Inc. (“Eagle”) on March 28, 2003, to provide operational funding for the Company, which expires on March 28, 2008. Atwell is the Chairman of Eagle. Eagle is now part of The Atwell Group, owned by Atwell. In exchange for twenty percent (20%)of the Company’s outstanding common stock on a non-dilutive, continuing basis until the Company can secure additional financing from another source, Eagle has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. In addition, Eagle received an option to receive 20,000 cashless options to purchase common shares at $0.03 per share. For each one dollar ($1) increase in the price of the Company’s stock, Eagle shall be entitled to receive an additional two million options throughout the term of the agreement. In addition, the Company shall have the first right of refusal to purchase the options from Eagle for the current market value once Eagle notifies the Company that it intends to exercise the options. In the event the Company elects not to exercise this first right of refusal, and subject to applicable laws, Eagle shall be entitled to exercise the sale of shares or options immediately thereafter. As of December 31, 2008 and 2007, Eagle has not exercised its right to receive the options and therefore no options have been granted.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

6.  RELATED PARTY TRANSACTIONS - continued

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

For 2007, Eagle has advanced to the Company a total, including interest, of $170,747, which covered part of our operating expenses for 2007, including general and administrative costs, costs for screenplays and prepaid exhibitor’s space. We have not issued Eagle any shares of common stock for repayment of expenses advanced on behalf of the Company. These advanced are recorded under the advances payable to related party.

The Atwell Group

We utilize office space provided by The Atwell Group, Inc., a privately-held company owned by Mr. Atwell, our President, Chief Executive Officer and Chairman. The space is leased on an annual basis for $72,000 per year. The current lease expires on December 31, 2009. In addition, The Atwell Group, The Corporate Solution and Love Bug Management Corp., all of which are owned by Mr. Atwell, paid expenses on behalf of Camelot during 2007. Further, Mr. Atwell and his wife, Tamara Atwell, were guarantors on various financial transactions involving Camelot during 2007. These advanced are recorded under the advances payable to related party.

Scorpion Bay

Scorpion Bay LLC, Pacific Surf Partners, Camelot Studio Investors LLC (“Scorpion”), which are managed or co-managed by Timothy Wilson, one of our directors, were involved in various business and financial transactions involving Camelot during 2007. These transactions have been discussed throughout this report.

7.  PREFERRED STOCK

As of December 31, 2008, there were 7,347,510 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred stock. Each share of Series A Preferred stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

As of December 31, 2008, there were 7,196,510 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock (“Series B Preferred”). The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred stock. Each share of Series B Preferred stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On January 8, 2008, Camelot established a Series C Convertible Preferred Stock (“Series C Preferred”) of which 10,000,000 shares were authorized. The Series C Convertible Preferred converts to one share of common stock for every one share of Series C Convertible Preferred stock. Each share of Series C Preferred stock is entitled to one vote. The Company’s Series A and B are superior to the Series C Preferred.

2008 Issuances of Preferred Stock

On January 1, 2008, 12,500 shares of Series A Preferred stock were issued to Scorpion Bay, LLC for services rendered in connection with the studio project. The shares were valued at $25,000 based on the estimated fair value of the Series A Preferred stock on the date of issuance and expensed. The fair value is based upon the closing market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All per-share data discussed below represent the fair market value on the date of agreement.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

7.  PREFERRED STOCK - continued

On August 13, 2008, the Company issued Scorpion Bay, LLC 7,500 shares of Series C Preferred shares at $0.05 per share in reference to the development of ATEP.

On August 13, 2008, the Company issued Tim McCullium 500 shares of Series C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at the Advanced Education and Technology Park (“ATEP”) in Tustin, California.

On August 13, 2008, the Company issued George Jackson 1,000 shares of Series C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued The Atwell Group 30,000 shares of Series C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Sea Castle, LLC 500 shares of Series C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Joseph Petrucelli 1,000 shares of Series C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Pacific Surf Partners, LP 2,500 shares of Series C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Octy, Inc. 7,750 shares of Series C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Jeff Brown 500 shares of Series C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Irene Aurand 250 shares of Series C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued George Jackson 10,000 shares of Series B Preferred stock at $0.50 per share for services and other consideration rendered to the Company.

On August 13, 2008, the Company issued George Jackson 10,000 shares of Series A Preferred stock at $0.20 per share for services and other consideration rendered to the Company.

On August 13, 2008, the Company issued Robert Atwell 30,000 shares of Series A Preferred stock at $0.20 per share for services and other consideration rendered to the Company.

On September 26, 2008, the Company issued George Jackson 100,000 shares of Series B Preferred stock at $0.08 per share for services and other consideration rendered to the Company.

On September 26, 2008, the Company issued Robert Atwell 1,000,000 shares of Series B Preferred stock at $0.08 per share for services and other consideration rendered to the Company.

On September 26, 2008, the Company issued George Jackson 100,000 shares of Series C Preferred stock at $0.002 per share for services and other consideration rendered to the Company.

On September 26, 2008, the Company issued Robert Atwell 1,000,000 shares of Series C Preferred stock at $0.002 per share for services and other consideration rendered to the Company.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

7.  PREFERRED STOCK - continued

On December 23, 2008, the Company issued George Jackson 1,000,000 shares of Series A Preferred stock at $0.0008 per share for services and other consideration rendered to the Company.

On December 23, 2008, the Company issued Robert Atwell 5,000,000 shares of Series A Preferred stock at $0.0008 per share for services and other consideration rendered to the Company.

On December 23, 2008, the Company issued George Jackson 1,000,000 shares of Series B Preferred stock at $0.002 per share for services and other consideration rendered to the Company.

On December 23, 2008, the Company issued Robert Atwell 5,000,000 shares of Series B Preferred stock at $0.002 per share for services and other consideration rendered to the Company.

On December 23, 2008, the Company issued George Jackson 1,000,000 shares of Series C Preferred stock at $0.0002 per share for services and other consideration rendered to the Company.

On December 23, 2008, the Company issued Robert Atwell 5,000,000 shares of Series C Preferred stock at $0.0002 per share for services and other consideration rendered to the Company.

2007 Issuances of Preferred Stock

In 2007, we issued 192,020 shares of Preferred Stock. We issued 156,511 shares of Series A Convertible Preferred Stock and 35,510 shares of Series B Convertible Preferred Stock.

Date	Title	Amount	Name	Type	Consideration	Price
12/31/07	Series A	100,000	Scorpion Bay	Services	Consulting	$1.32
12/31/07	Series A	44,011	The Atwell Group	Services	Administrative	$1.32
12/31/07	Series B	27,500	Scorpion Bay	Services	Consulting	$3.30
12/31/07	Series B	9,810	The Atwell Group	Services	Administrative	$3.30

Derivative Valuation

At the time of issuance of the Series A, B and C Preferred stock, the Company did not have enough authorized shares on a fully diluted basis due to the conversion feature of the convertible notes, which caused the Series A, B and C Preferred stock to be tainted, and more akin to debt. In addition, management determined that the Series A, B and C Preferred contained compound embedded derivative liabilities under SFAS 133 and EITF 00-19, because of the classification of these securities as liabilities. The Company determined that the compound embedded conversion features required bifurcation from the remaining Series A, B and C Preferred and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow.

For issuances during the year ended 2008, the fair market value of the compound embedded derivative associated with the Series A, B and C Preferred stock was estimated to be $196,982 and resulted in the Series A, B and C Preferred stock being discounted to its par value. Due to the excess fair value of the compound embedded derivative over the proceeds of ($100,749) the Company recorded an immediate charge to derivative gain (loss).

For issuances during the year ended 2007, the fair market value of the compound embedded derivative associated with the Series A, B and C Preferred stock was estimated to be $485,098 and resulted in the Series A, B and C Preferred stock being discounted to its par value. Due to the excess fair value of the compound embedded derivative over the proceeds of ($220,143) the Company recorded an immediate charge to derivative gain (loss).

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

7.  PREFERRED STOCK - continued

As of December 31, 2008, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $65,630resulting in a loss on derivative liability presented in the statement of operations of $757,363. At December 31, 2008, the fair market value of the conversion feature derivative related to the Series A, B and C Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following weighted average assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

As of December 31, 2007, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $726,223 resulting in a loss on derivative liability presented in the statement of operations of $241,125. At December 31, 2008, the fair market value of the conversion feature derivative related to the Series A, B and C Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following weighted average assumptions: the stock price would increase in the short term at the cost of equity with a 150% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

8. COMMITMENTS

Operating Lease

The Atwell Group has an office usage agreement with the Company to provide office space. During the year ended December 31, 2008, the Company paid $72,000 under this agreement which is included in rent expense.  This agreement was for a period of two years with monthly payments ranging from $6,000 to $6,108. Minimum annual payments under this contract as of December 31, 2008, for the year ended December 31, 2009  are $73,296.  In January 2009, the company moved to a smaller office.  The company has accrued rent expense for $83,000 for obligations due under the lease agreement.  The agreement for the smaller office is for a period of thirteen (13) months with monthly payments of $1,700 per month.  Minimum annual payments under this contract for 2009 are $20,400.

Employment Contracts and Guarantees

In December 2008, the Board of Directors authorized the Company to enter into employment contracts with Robert P. Atwell, Chairman, President and CEO, and George Jackson, Secretary and Chief Financial Officer. These contracts are expected to be finalized during the second quarter of 2009. The board authorized certain components of those contracts contingent upon the Company raising in excess of $1,000,000 in gross proceeds from an offering. The components are as follows:

For the employment contract with Robert P. Atwell, the Company will enter into a formal employment agreement with Atwell no later than December 31, 2009. Further, that the employment agreement shall provide all of the basic terms and conditions contained in other similar employment agreements entered into by chairmen, presidents and/or chief executive officers of publicly traded motion picture production and distribution companies, including, but limited to, base salary, bonuses, stock and warrant and/or option issuances, expense provisions, health, dental and eye care insurance, E & O insurance, D & O insurance, key man insurance, life insurance, auto insurance, travel allowance, auto allowance, memberships and subscriptions, continuing education, professional legal and accounting services and other customary inclusions. In addition, the employment agreement shall provide assumption by the Company of any and all tax liabilities of Atwell, if any, incurred on or after March 19, 2003, including, but not limited to, personal and corporate tax liabilities to be identified as an exhibit to the Employment Agreement. And, the employment agreement shall provide assumption by the Company of any and all tax liabilities of Atwell and/or Eagle Consulting Group, Inc., if any, incurred on or after January 1, 2000, including, but not limited to, personal and corporate tax liabilities to be identified as an exhibit to the Employment Agreement; with this assumption being provided as a result of Atwell and Eagle’s original funding of the Company and its predecessor and first subsidiary, Camelot Films, Inc. prior to March 19, 2003. Also, the employment agreement shall contain clauses protecting Atwell in the event of a change in control, including, but not limited to, an acquisition and/or merger involving the Company, in part by including contract termination language which will provide Atwell with compensation for a period of no less than ten (10) years following any termination, whether for cause or not and that the base salary shall be set at no less than the current salary allocated for Atwell as shown in the Company’s 10-K annual report for 2008.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

8. COMMITMENTS - continued

For the employment agreement with George Jackson, the Company will enter into a formal employment agreement with Jackson no later than December 31, 2009 and that the employment agreement shall provide all of the basic terms and conditions contained in other similar employment agreements entered into by chief executive financial officers of publicly traded motion picture production and distribution companies, including, but limited to, base salary, bonuses, stock and warrant and/or option issuances, expense provisions, health, dental and eye care insurance, E & O insurance, D & O insurance, key man insurance, life insurance, auto insurance, travel allowance, auto allowance, memberships and subscriptions, continuing education, professional legal and accounting services and other customary inclusions. Further, that the employment agreement shall provide assumption by the Company of any and all tax liabilities of Jackson, if any, incurred on or after April 1, 2005, including, but not limited to, personal tax liabilities to be identified as an exhibit to the Employment Agreement. Also, the Employment Agreement shall contain clauses protecting Jackson in the event of a change in control, including, but not limited to, an acquisition and/or merger involving the Company, in part by including contract termination language which will provide Jackson with compensation for a period of no less than ten (10) years following any termination, whether for cause or not and that the base salary shall be set at no less than the current salary allocated for Jackson as shown in the Company’s 10K annual report for 2008.

9.  STOCKHOLDERS’ DEFICIT

Authorized Shares

On May 6, 2008, the Company’s board of directors increased the authorized shares of common stock to 500,000,000.

On December 4, 2008, the Company’s board of directors increased the authorized shares of common stock to 850,000,000.

On December 23, 2008, the Company’s board of directors increased the authorized shares of common stock to 3,000,000,000.

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

Determination of Fair Value

The fair value of the Company’s common stock issuances are based upon the closing market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All shares discussed below are valued using these assumptions.

Common Stock Held in Treasury

On August 1, 2008, the Company set aside 1,000,000 shares for future funding and other corporate transactions in order to meet current and contemplated terms and conditions of consulting and funding agreements to be held in reserve. As of December 31, 2008, 990,000 are still held in reserve.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

9.  STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued for Related Party Services

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

On September 26, 2008, the Company issued George Jackson 2,000,000 shares at $0.0022 per share for services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Robert Atwell a total of 31,818,180 shares at $0.0022 per share for services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Tamara Atwell 2,272,727 shares at $0.0022 per share for administrative services rendered to the Company and other consideration.

On October 9, 2008, the Company authorized the issuance of 35,000,000 Shares at $0.0004 per share to Robert Atwell for services rendered to the Company and other consideration.

On November 10, 2008, the Company authorized the issuance of 5,000,000 Shares at $0.0018 per share to Tamara Atwell for administrative services rendered to the Company and other consideration.

On November 21, 2008, the Company authorized the issuance of 25,000,000 Shares at $0.0004 per share to Tamara Atwell for administrative services rendered to the Company and other consideration.

On November 21, 2008, the Company authorized the issuance of 25,000,000 Shares at $0.0004 per share to George Jackson for services rendered to the Company and other consideration.

On November 21, 2008, the Company authorized the issuance of 25,000,000 Shares at $0.0004 per share to Robert Atwell for services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 30,000,000 Shares at $0.0002 per share to George Jackson for services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 350,000,000 Shares at $0.0002 per share to Robert Atwell for services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 50,000,000 shares at $0.0002 per share to Tamara Atwell for administrative services rendered to the Company and other consideration.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

9.  STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued for Wrap-Around Agreements

At various times during the year ended December 31, 2008, the Company’s CEO assigned portions of the amounts due to him to third parties (“Wrap-Around Agreement”). Under the terms of the Wrap-Around Agreement the notes incurred interest at 15% per annum and generally had a maturity date of one year from the transaction. In addition, at the holders option, at any time after the issuance of the note, to convert all or any lesser portion of the Outstanding Principal Amount and accrued but unpaid Interest into common voting stock at the price of 50 % discount of the average three deep bid on the day of conversion.  Generally, the notes were converted on the date of purchase or shortly there after. In connection with these transactions the Company recorded the excess value of the common stock issued over the note relieved as interest expense. The fair value of the common stock was determined based upon the closing market price of the Company’s common stock on the date of conversion. The following is a summary of Wrap-Around Agreement conversions:

On September 12, 2008, the Company issued K & L Enterprises 2,000,000 shares at $0.012 per share in satisfaction of notes of $10,000 in accordance with the terms and conditions of the Wrap-Around Agreement between K &L and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $24,000 over the note relieved of $14,000 as interest expense.

On November 14, 2008, the Company issued Hope Capital 18,000,000 shares at $0.0003 per share in satisfaction of notes of $6,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated October 1, 2008. In connection with this conversion, the Company recorded the excess of fair value of $12,600 over the note relieved of $6,600 as interest expense.

On November 18, 2008, the Company issued Hope Capital 20,000,000 shares at $0.0003 per share in satisfaction of notes of $7,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated November 13, 2008. In connection with this conversion, the Company recorded the excess of fair value of $16,000 over the note relieved of $9,000 as interest expense.

On November 19, 2008, the Company issued K & L International Enterprises 22,000,000 shares at $0.00007 per share in satisfaction of notes of $1,500 in accordance with the terms and conditions of the Wrap-Around Agreement between K & L International Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $15,400 over the note relieved of $13,900 as interest expense.

On November 25, 2008, the Company issued K & L International Enterprises 34,000,000 shares at $0.0004 per share in satisfaction of notes of $1,500 in accordance with the terms and conditions of the Wrap-Around Agreement between K & L International Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $13,600 over the note relieved of $12,100 as interest expense.

On November 25, 2008, the Company issued Hope Capital 34,000,000 shares at $0.000073 per share in satisfaction of notes of $2,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated November 19, 2008. In connection with this conversion, the Company recorded the excess of fair value of $13,600 over the note relieved of $11,100 as interest expense.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

9.  STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued for Wrap-Around Agreements

On December 2, 2008, the Company issued K & L Enterprises 40,000,000 shares at $0.0001 per share in satisfaction of notes of $2,000 in accordance with the terms and conditions of the Wrap-Around Agreement between K & L International Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $16,000over the note relieved of $12,000 as interest expense.

On December 3, 2008, the Company issued Hope Capital 25,000,000 shares at $0.00008 per share in satisfaction of notes of $2,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated November 19, 2008. In connection with this conversion, the Company recorded the excess of fair value of $10,000 over the note relieved of $3,000 as interest expense.

On December 8, 2008, the Company issued K & L Enterprises 50,000,000 shares at $0.00015 per share in satisfaction of notes of $7,500 in accordance with the terms and conditions of the Wrap-Around Agreement between K & L International Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $12,500 as interest expense.

On December 8, 2008, the Company issued Hope Capital 50,000,000 shares at $0.000125 per share in satisfaction of notes of $6,250 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated November 19, 2008. In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $13,750 as interest expense.

On December 17, 2008, the Company issued Hope Capital 60,000,000 shares at $0.000116 per share in satisfaction of notes of $7,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated November 19, 2008. In connection with this conversion, the Company recorded the excess of fair value of $12,000 over the note relieved of $5,000 as interest expense.

On December 17, 2008, the Company issued K & L International Enterprises 5,000,000 shares at $0.0001 per share in satisfaction of notes of $500 in accordance with the terms and conditions of the Wrap-Around Agreement between K & L International Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $1,000 over the note relieved of $500 as interest expense.

On December 18, 2008, the Company issued Watson Investment Enterprises 50,000,000 shares at $0.00005 per share in satisfaction of notes of $2,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $10,000 over the note relieved of $7,500 as interest expense.

On December 18, 2008, the Company issued Watson Investment Enterprises 50,000,000 shares at $0.00005 per share in satisfaction of notes of $2,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $10,000 over the note relieved of $7,500 as interest expense.

On December 29, 2008, the Company issued Watson Investment Enterprises 100,000,000 shares at $0.00005 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement. In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $15,000 as interest expense.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

9.  STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued for Wrap-Around Agreements

On October 1, 2008, the Company issued Tania Babeshoff 7,000,000 shares at $0.002 per share in connection with a Wrap-Around Agreement. However, no proceeds were received by the Company or Robert Atwell. The Company expensed the fair value of the common stock issued immediately.

On October 2, 2008, the Company issued ATG, Inc. 7,000,000 shares at $0.004 per share in connection with a Wrap-Around Agreement. However, no proceeds were received by the Company or Robert Atwell. The Company expensed the fair value of the common stock issued immediately.

On October 2, 2008, the Company issued Ongkaruck Sripetch 7,000,000 shares at $0.004 per share in connection with a Wrap-Around Agreement. However, no proceeds were received by the Company or Robert Atwell. The Company expensed the fair value of the common stock issued immediately.
.
On November 7, 2008, the Company issued AlphaTrade.com 8,750,000 shares at $0.002 per share in connection with a Wrap-Around Agreement. However, no proceeds were received by the Company or Robert Atwell. The Company expensed the fair value of the common stock issued immediately.

Common Stock Issued for Services

On February 24, 2008, the Company issued 10,000 shares of common shares public relations firm for professional services rendered in connection with the Tustin Studio project.  The shares were valued at $0.05 per share, totaling $5,000. The shares were valued based on the closing market price of the Company’s common stock on the date of issuance and expensed immediately as there were no future performance requirements.

On August 13, 2008, the Company issued Scorpion Bay, LLC 92210 shares at $0.05 per share in accordance with various agreements between the Company and Scorpion Bay in reference to the development of Camelot Studios at ATEP.

On August 27, 2008, the Company issued Jeff Brown 10,000 shares of its $0.001 par value common stock at $0.03 per share for services and other consideration in reference to the development of Camelot Studios at ATEP.

On September 5, 2008, the Company issued Patrick Winn 250,000 Shares at $0.012 per share for administrative services rendered to the Company.

On September 19, 2008, the Company issued Patrick Winn 250,000 Shares at $0.002 per share for administrative services rendered to the Company and other consideration.

On September 19, 2008, the Company issued Patrick Winn an additional 250,000 shares at $0.002 per share for administrative services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Chris Flannery 1,000,000 shares at $0.0022 per share for legal services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Thomas Stepp 500,000 shares at $0.0022 per share for legal services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Patrick Winn 500,000 shares at $0.0022 per share for administrative services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Joe Petrucelli 1,000,000 shares at $0.0022 per share for legal services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Vince Monaco 1,000,000 shares at $0.0022 per share for marketing and printing services rendered to the Company and other consideration.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

9.  STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued for Wrap-Around Agreements

On September 26, 2008, the Company issued Phillip Parsons 1,000,000 shares at $0.0022 per share for craft services, transportation and security services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Douglas Warner 2,000,000 shares at $0.0022 per share for business development and management services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Gary Bastien 2,000,000 shares at $0.0022 per share for architectural services rendered to the Company and other consideration.

On September 27, 2008, the Company issued John Lewis 2,000,000 shares at $0.0022 per share for public policy services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Jeffory Smith 1,000,000 shares at $0.0022 per share for business development services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Susan Sanchez 2,272,727 Shares at $0.0022 per share for administrative services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Patrick Winn 2,272,727 Shares at $0.0022 per share for administrative services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Phillip Parsons 2,272,727 Shares at $0.0022 per share for craft service, transportation and security services rendered to the Company and other consideration.

On October 14, 2008, the Company authorized the issuance of 2,000,000 shares at $0.0004 per share to Rodger Spainhower for Edgar services rendered to the Company and other consideration.

On November 10, 2008, the Company authorized the issuance of 5,000,000 shares at $0.0018 per share to Phillip Parsons for craft service, transportation and security services rendered to the Company and other consideration.

On November 10, 2008, the Company authorized the issuance of 2,500,000 shares at $0.0018 per share to Patrick Winn for administrative services rendered to the Company and other consideration.

On November 19, 2008, the Company authorized the issuance of 5,000,000 shares at $0.0007 per share to Phil Scott for accounting services rendered to the Company and other consideration.

On November 21, 2008, the Company authorized the issuance of 25,000,000 shares at $0.0004 per share to Phillip Parsons for craft service, transportation and security services rendered to the Company and other consideration.

On December 2, 2008, the Company authorized the issuance of 5,000,000 shares at $0.0004 per share to Phil Scott for accounting services rendered to the Company and other consideration.

On December 31, 2008, the Company issued Douglas Warner 20,000,000 shares at $0.0002 per share for business development and management services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 50,000,000 shares at $0.0002 per share to Phillip Parsons for craft service, transportation and security services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 10,000,000 Shares at $0.0002 per share to Phil Scott for accounting services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 50,000,000 Shares at $0.0002 per share to Rodger Spainhower for Edgar services rendered to the Company and other consideration.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

9.  STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued for Wrap-Around Agreements

On December 31, 2008, the Company issued Vince Monaco 50,000,000 Shares at $0.0002 per share for marketing and printing services rendered to the Company and other consideration.

On December 31, 2008, the Company issued Chris Flannery 50,000,000 Shares at $0.0002 per share for legal services rendered to the Company and other consideration.

2007 Shares Issuances

During fiscal year 2007, the Company issued 1,866,839 total shares of common stock, all of which were issued to third parties at or above the market price. Of these shares, 380,000 shares, or 20.35%, were issued in connection with a proposed $3,000,000 financing transaction with Nucore World Industries in Pasadena, California. That transaction did not close, and 330,000 of those shares were returned to the treasury and 50,000 of those shares have had an administrative stop placed on them pending return of the certificate and cancellation thereof. 356,000 shares, or 19.06%, were issued to Scorpion Bay, LLC, for interest and services rendered to the Company, including services on behalf of Camelot Studio Group. Scorpion Bay is managed by Tim Wilson, one of our directors. In addition, 308,333 shares, or 16.51%, were issued to the Company to be held for financing activities during 2007, including reserving shares for note conversions in connection with the NIR financing agreements. 2,000,000 shares, or 10.71%, were issued to Jeff Zuckerman, one of our directors and a member of Janez Development Group, a member of Camelot Development Tustin; and 2,000,000 shares, or 10.71%, were issued to John Kozmur, also a member of Janez Development Group. Both Zuckerman and Kozmur were issued shares in connection with Camelot Studio Group activities. The four note holders who provided financing to us during 2007 through the SB2 registration (known as the “NIR” funding transaction) were issued an aggregate total of 132,708, or 7.1% of the total issued. Here is a summary of the total shares issued by stockholder:

Stockholder	Shares Issued	Consideration	Disposition/Price

Nucore World Industries	380,000	Funding	Cancelled; Stopped
Scorpion Bay, LLC	356,000	Interest; Services	Issued/Market
Camelot Ent. Gp.	308,333	Funding	Held in Reserve
Jeff Zuckerman	200,000	Services	Issued/Market
John Kozmur	200,000	Services	Issued/Market
AJW Offshore	85,053	Funding	Issued/Market
Dolphin Communities	50,000	Loans; Services	Issued/Market
Michael Ellis	47,924	Services	Issued/Market
Susan Sanchez	44,460	Services	Issued/Market
Patrick Winn	37,680	Services	Issued/Market
AJW Qualified Partners	34,559	Funding	Issued/Market
Bastien and Associates	29,373	Services	Issued/Market
Chris Flannery	25,000	Services	Issued/Market
Petrucelli & Associates	25,000	Services	Issued/Market
Douglas Warner	12,500	Services	Issued/Market
AJW Partners	11,501	Funding	Issued/Market
Lewis Consulting Group	10,000	Services	Issued/Market
The Atwell Group	4,120	Loans; Services	Issued/Market
Chris Davis Int’l	2,384	Services	Issued/Market
New Millennium Capital	1,587	Funding	Issued/Market
Craig Prater	1,458	Services	Issued/Market
	1,866,839
Total

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

10. SUBSEQUENT EVENTS

Authorized Shares

On March 26, 2009, the Company’s board of directors authorized an increase in the authorized shares of stock to 6,000,000,000.

On March 29, 2009, the Company’s board of directors increased the authorized shares of stock to 10,000,000,000.

Escrow Shares

On March 2, 2009, the Company issued 900,000,000 shares of common stock to the Company to be held in escrow for future issuances.

Related Party Issuances for Services

On March 25, 2009, the Company issued Robert P. Atwell 5,000,000 shares of its Series A Preferred Stock for management services rendered to the Company and other consideration.

On March 25, 2009, the Company issued George Jackson 600,000 shares of its Series A Preferred Stock for management services rendered to the Company and other consideration.

Wrap-Around Agreements

On January 6, 2009, the Company issued Watson Investment Enterprises 300,000,000 shares at $0.00005 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.

On January 6, 2009, the Company issued Hope Capital 100,000,000 shares at $0.000055 per share in satisfaction of notes of $5,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.

On January 15, 2009, the Company issued Watson Investment Enterprises 110,000,000 shares at $0.000045 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.

On January 28, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $25,000 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

On February 11, 2009, the Company issued Acicia Investors, LLC 100,000,000 shares at $0.00005 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Acacia Investors, LLC and the Company.

On February 23, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $25,000 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

On February 23, 2009, the Company issued Hope Capital 255,000,000 shares at $0.00007 per share in satisfaction of notes of $18,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

10. SUBSEQUENT EVENTS - continued

On February 24, 2009, the Company issued Primary Finance LLC 100,000,000 shares at $0.00005 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.

On February 26, 2009, the Company issued Watson Investment Enterprises 110,000,000 shares at $0.000045 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.

On February 26, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $25,000 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

On February 26, 2009, the Company issued Hope Capital 300,000,000 shares at $0.00005 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.

On March 11, 2009, the Company issued Primary Finance LLC 100,000,000 shares at $0.00005 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.

On March 16, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $25,000 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

On March 19, 2009, the Company issued Watson Investment Enterprises 200,000,000 shares at $0.00005 per share in satisfaction of notes of $10,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.

On March 23, 2009, the Company issued Hope Capital 300,000,000 shares at $0.00005 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.

On March 23, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $25,000 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

On March 24, 2009, the Company issued Watson Investment Enterprises 250,000,000 shares at $0.00005 per share in satisfaction of notes of $12,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.

On March 27, 2009, the Company issued Hope Capital 300,000,000 shares at $0.00005 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.

On March 27, 2009, the Company issued Watson Investment Enterprises 200,000,000 shares at $0.00005 per share in satisfaction of notes of $10,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.

On March 31, 2009, the Company issued Watson Investment Enterprises 150,000,000 shares at $0.00005 per share in satisfaction of notes of $7,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.

On April 1, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $25,000 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

10. SUBSEQUENT EVENTS - continued

On April 6, 2009, the Company issued New Media Advisors, Inc. 50,000,000 shares at $0.0001 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between New Media Advisors and the Company.

NIR Conversions

On January 6, 2009, the Company issued 24,725,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On January 9, 2009, the Company issued 24,725,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On January 15, 2009, the Company issued 24,725,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On January 23, 2009, the Company issued 5,020,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On February 3, 2009, the Company issued 10,000,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On February 13, 2009, the Company issued 10,000,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On February 23, 2009, the Company issued 10,000,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On February 27, 2009, the Company issued 10,000,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On March 2, 2009, the Company issued 10,000,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On March 5, 2009, the Company issued 10,000,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On March 9, 2009, the Company issued 10,000,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

10. SUBSEQUENT EVENTS - continued

On March 20, 2009, the Company issued 239,765,300 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On March 31, 2009, the Company issued 9,640,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On April 1, 2009, the Company issued 3,000,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

On April 6, 2009, the Company issued 381,834,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes described in “Notes Payable”, Section 4 herein.

Shares Issued for Services

On January 23, 2009, the Company authorized the issuance of 25,000,000 Shares at $0.0002 per share to Phillip Parsons for craft services, transportation and security services rendered to the Company and other consideration.

On March 27, 2009, the Company authorized the issuance of 50,000,000 Shares at $0.0001 per share to Phil Scott for accounting services rendered to the Company and other consideration.

On April 6, 2009, the Company authorized the issuance of 50,000,000 Shares at $0.0001 per share to Phil Scott for accounting services rendered to the Company and other consideration.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-K, dated April 15, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

/s/Robert P. Atwell	/s/ George Jackson
Robert P. Atwell	George Jackson
Chief Executive Officer	Chief Financial Officer

S-1