Form 10-Q
period 2009-03-31
Camelot Entertainment Group, Inc.
filed 2009-05-20
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________

Commission file number 000-30785

 CAMELOT ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2195605
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

8001 Irvine Center Drive, Suite 400
Irvine, CA 92618

(Address of principal executive offices (zip code))

(949) 754 - 3030

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

Yes ☐ No ☒

As of March 31, 2009 the Registrant had outstanding 7,215,666,424 shares of Common Stock, $0.001 par value. The registrant had outstanding 27,295,521 shares of Preferred Stock series A, B, and C par value $0.001.

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

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	December 31,
	2009	2008
	Unaudited
Current Assets
Cash	$40,156	$175
Prepaid expenses	-	1,733
Total Current Assets	40,156	1,908

Other assets	2,500	-

Total Assets	$42,656	$1,908

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$216,640	$206,847
Accrued expenses to related parties	864,500	722,000
Secured convertible notes payable, net of discount of $303,790 and $394,506, respectively	158,870	92,070
Derivative liability - conversion feature	181,663	147,838
Note payable to stockholder	-	215,598
Stockholder advances	81,546	22,830
Convertible notes payable	-	15,000
Total Current Liabilities	1,503,219	1,422,183

Long Term Liabilities
Derivative liability - preferred stock Series A, B, and C	34,751	65,630
Secured convertible note payable, net of discount $349,873 and $407,246, respectively	369,583	311,897
Derivative liability - conversion feature	282,371	218,500
Derivative liability - warrant	2,009	3,992
Total Long Term Liabilities	688,714	600,019

Total Liabilities	2,191,933	2,022,202

Series A, B, C Convertible Preferred Stock	56,505	50,905
par value $.001 per share, 50,000,000 shares authorized: 10,147,511, 9,996,510 and 7,151,500 shares issued and outstanding as of March 31, 2009
par value $.001 per share, 50,000,000 shares authorized: 7,347,510, 7,196,510 and 7,151,500 shares issued and outstanding as of December 31, 2008

Stockholders' Deficit
Common Stock; Par Value $.001 Per Share; Authorized
2,950,000,000 Shares; 1,563,977,942 Shares
Issued and 1,563,669,608 Outstanding as of December 31, 2008	7,215,666	1,563,670
Authorized 9,950,000,000 shares; 7,215,974,758 issued and
7,215,666,424 shares outstanding as of March 31, 2009
Additional paid-in capital	8,202,528	13,070,152
Deficit accumulated during the development stage	(17,623,976)	(16,705,021)

Total Stockholders' Deficit	(2,205,782)	(2,071,199)

Total Liabilities and Stockholders' Deficit	$42,656	$1,908

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From
			Inception on
	For the Three	For the Three	April 21, 1999
	Months Ended	Months Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009

REVENUE	$-	$-	$58,568

Total Revenue	-	-	58,568

EXPENSES
Costs of services	-	-	95,700
Sales and marketing	-	-	53,959
Research and development	-	-	252,550
General and administrative	206,132	236,220	13,624,700
Impairment of assets	-	-	2,402,338
Impairment of investments in other companies			710,868

Total Expenses	206,132	236,220	17,140,115

NET OPERATING LOSS	(206,132)	(236,220)	(17,081,547)

OTHER INCOME (EXPENSES)
Interest expense	(639,030)	(81,230)	(2,814,497)
Gain (loss) on derivative liabilities	(73,793)	420,998	1,816,567
Gain on sale of interest in CDG	-	200,000	200,000
Gain on extinguishment of debt	-	-	255,500

Total Other Income (Expenses)	(712,823)	539,768	(542,430)

NET INCOME (LOSS)	$(918,955)	$303,548	$(17,623,976)

Basic income (loss) per common share	$(0.00)	$0.13
Dilutive income (loss) per common share	$(0.00)	$0.00
Weighted average number of shares outstanding:
Basic	3,455,409,278	2,268,452
Dilutive	9,950,000,000	500,000,000

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			April 21, 1999
	For the Three	For the Three	through
	Months Ended	Months Ended	March 31,
	March 31, 2009	March 31, 2008	2009

OPERATING ACTIVITIES
Net (loss) income:	$(918,955)	$303,548	$(17,623,976)

Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Amortization of deferred financing costs and discounts on notes payable	129,507	75,868	770,718
Imputed interest on related party advances	-	4,500	38,484
(Gain) loss on change of derivative liabilities	73,793	(420,998)	(1,171,458)
Common stock issued for interest expenses	498,432	-	1,202,341
Common stock issued per dilution agreement	-	-	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation	-	-	3,997
Amortization of deferred compensation	-	-	1,538,927
Common stock issued for services	12,809	30,000	3,567,376
Common stock issued for related party services	-	-	22,000
Common stock issued for technology	-	-	19,167
Impairment of investments in other companies	-		710,868
Impairment of assets	-	-	2,758,060
Prepaid services expensed	-	-	530,000
Expenses paid through notes payable proceeds	-	-	66,439
Loss on disposal of property and equipment	-	-	5,854
Preferred stock issued to shareholder	-	-	3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	1,733	-	(434)
Increase (decrease) in accounts payable and accrued liabilities	9,794	(24,950)	567,977
Increase (decrease) in due to officers	142,500	127,000	1,125,800
Cash provided by (used in) operating activities	(50,387)	94,968	(2,037,852)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(6,689)
Purchase of scripts and deposits	(2,500)	-	(132,200)
Cash used in investing activities	(2,500)	-	(138,889)

Cash flows from financing activities:
Contributed capital	-	-	25,500
Proceeds from related party note payable	-	-	1,316,613
Payments on related party notes payable	-	-	(145,652)
Proceeds from notes payable	-	-	1,317,998
Payments on notes payable	-	-	(254,477)
Advances from shareholder	139,768	15,395	415,630
Payments on shareholder advances	(46,900)	(91,814)	(459,855)
Cash provided by (used in) financing activities	92,868	(76,419)	2,215,757

Increase (decrease) in cash	39,981	18,549	39,016

Cash at beginning of period	175	122	1,140

Cash at the end of the period	$40,156	$18,671	$40,156

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Stock issued for related party liabilities	$-	$-	$248,581
Creation of additional debt discount	$-	$-	$920,315
Stock issued for debt conversion	$254,514	$9,400	$350,272
Derivative liability relieved by conversion	$10,025	$4,924	$78,146
Accrued interest converted into convertible notes payable	$-	$-	$144,143
Accrued salaries relieved with issuance of common stock	$-	$-	$261,300
Stock issued per finance agreement	$-	$-	$500,000

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

At March 31, 2009 the Company had a total of two (2) employees and approximately four (4) consultants, which provide services to the Company on an as needed basis. The Company also retains independent contractors on a project-by-project basis. The Company has reorganized its operating structure to minimize expenses during the current uncertain economic conditions while maintaining its ongoing and planned activity levels, including planned acquisitions, by outsourcing professional and industry services whenever and wherever possible.

Basis of Presentation

Camelot is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to March 31, 2009. The Company has not presented the statement of stockholders’ deficit for the three months ended March 31, 2009, as the significant transactions relate to the issuance of common stock issued for services and conversions of debt which are described elsewhere in the document.

The accompanying unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules of the regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent calendar year 2008 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Earnings (Loss) per Share

Basic earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share also includes the effect of stock options, other common stock equivalents outstanding during the during the period, and assumes the conversion of the Company’s Series A, B  and C preferred stock and conversion of convertible notes payable for the period of time such stock and notes were outstanding, if such preferred stock and convertible notes are dilutive.  For the three months ended March 31, 2009, dilutive securities on a fully converted basis would cause the Company to be in excess of their authorized shares of 9,950,000,000. Thus, the dilutive earnings per share for the three months ended March 31, 2009 is limited to the amount of common stock authorized by the Company’s stockholders.

The following table sets forth the computation of the numerator and of basic and diluted loss per share for the three months ended March 31, 2009 and 2008. There were no adjustments to the denominator.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

	March 31, 2009	March 31, 2008

Weighted average common shares outstanding
Used in calculating basic earnings (loss) per share	3,455,409,278	226,845,221
Effect of dilutive convertible preferred stock and notes	6,494,590,722	221,845,221

Weighted average common shares outstanding used in
Calculating diluted earnings (loss) per share	9,950,000,000	500,000,000

As of March 31, 2009, the Company has only 9,950,000,000 shares authorized, thus the effects of convertible preferred stock and notes into common stock are limited to the amount authorized by the Company’s stockholders.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations. The adoption of SFAS 141(R) did not have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective our first quarter of 2009. The adoption of SFAS 141(R) did not have a significant impact on our financial statements.

In June 2008, FASB issued EITF Issue No. 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 — specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 did not have a significant impact on our financial statements.

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the three months ended March 31, 2009, Camelot had no revenue producing operations, at March 31, 2009 a negative working capital of $1,463,063 and an accumulated deficit from Inception of $17,623,976. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consist of restructuring its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and it’s CEO Robert Atwell.  In addition, the Company is planning a major capital raising effort during the second or third quarter of 2009. However, especially due to the current worldwide economic conditions, there can be no assurances that our efforts will be successful. If current conditions persist, the Company may have to delay its planned major capital raising efforts.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

3.  CONVERTIBLE NOTES PAYABLE

Conversions and Valuation of Derivative Liabilities Issued with 2006, 2007 and 2008 Convertible Notes

As of March 31, 2009, Camelot estimated the fair value of the derivatives liabilities to be a total of $466,042 resulting in a loss on derivative liability presented in the statement of operations for the three months ended March 31, 2009 of $95,712.  In addition, Camelot amortized $129,507 of the discount on the convertible note payable to interest expense. As of March 31, 2009, the principal balances of the notes were approximately $1,182,000.

At March 31, 2009, the fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 5% of the time at an exercise price of $0.0001, the holder would automatically convert at a stock price of $0.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.10 or higher, alternative financing would be initially available to redeem the note and start to increase monthly by 10% of the notes to a maximum of 75% and the trading volume would increase at 1% per month. At March 31, 2009, the fair market value of the warrants was estimated using Black Scholes with the major assumptions of (1) calculated volatility of 200%; (2) expected term of six years; (3) risk free rate of 3.45% and (4) expected dividends of zero.

During the three months ended March 31, 2009, the holders of convertible notes converted $23,916 resulting in the issuance of 398,600,300 shares of common stock. Upon conversion, the Company reclassed approximately $10,025 of the compound derivative to additional paid-in capital.

In the event of full conversion of the aggregate principal amount of the notes of approximately $1,182,000 as of March 31, 2009, we would have to issue a total of 19,696,716,667 shares of common stock, which exceeds our authorized shares of 9,950,000,000. However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 10,000,000 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes, as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

4.  RELATED PARTY TRANSACTIONS

Accrued Salaries

At March 31, 2009, the Company has accrued $864,500 in compensation to its current officers.  The amount due to officers includes: Robert Atwell, $616,000 and George Jackson, $248,500. Amounts accrued during the three months ended March 31, 2008 were $355,000 and $122,000 to Robert Atwell and George Jackson, respectively.

Advances from Affiliates

During the three months ended March 31, 2009 and 2008, the Company received $139,768 and $15,395 in advances from an affiliate owned by the CEO, respectively.  During the three months ended March 31, 2009 and 2008, the Company paid $81,152 and $91,814 in advances back to the CEO, respectively.

Robert Atwell

In October 2007, the $300,000 note payable due to the Scorpion Bay, LLC was transferred to property owned by Robert Atwell in which secured the note payable. The note is due on demand and incurs interest at 6%. As of March 31, 2009, the balance due to Robert Atwell was $0. See Note 6 for discussion of the assignment of the notes under wrap around agreements

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

5.  PREFERRED STOCK

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

As of March 31, 2009, there were 9,996,510 shares outstanding of our $0.001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

As of March 31, 2009, there were 10,147,511 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

As of March 31, 2009, there were 7,151,500 shares outstanding of our $0.001 par value Series C Convertible Preferred Stock. The Series C Preferred converts to one share of common stock for every one share of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled to 1 vote. Series C Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock and Series A Preferred Stock.

As of March 31, 2009, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $34,751 resulting in a gain on derivative liability presented in the statement of operations of $29,196. At March 31, 2009, the fair market value of the conversion feature derivative related to the Series A, B and C Convertible Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

Determination of Fair Value

The fair value of the Company’s preferred stock issuances are based upon the closing market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All shares discussed below are valued using these assumptions.

Issuances During the Quarter

On March 23, 2009, the Company issued George Jackson 300,000 shares of its $0.001 par value Class A Convertible Preferred stock at $0.0001 per Share for services and other consideration rendered with a value of $30 to the Company.

On March 23, 2009, the Company issued George Jackson 300,000 shares of its $0.001 par value Class B Convertible Preferred stock at $0.0001 per Share for services and other consideration rendered with a value of $30 to the Company.

On March 23, 2009, the Company issued Robert Atwell 2,500,000 shares of its $0.001 par value Class A Convertible Preferred stock at $0.0001 per Share for services and other consideration rendered with a value of $250 to the Company.

On March 23, 2009, the Company issued Robert Atwell 2,500,000 shares of its $0.001 par value Class B Convertible Preferred stock at $0.0001 per Share for services and other consideration rendered with a value of $250 to the Company.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

6.  STOCKHOLDERS’ DEFICIT

Authorized Shares

On March 26, 2009, the Company’s board of directors authorized an increase in the authorized shares of stock to 6,000,000,000.

On March 29, 2009, the Company’s board of directors increased the authorized shares of stock to 10,000,000,000, including 9,950,000,000 shares of common stock.

Determination of Fair Value

The fair value of the Company’s common stock issuances are based upon the closing market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All shares discussed below are valued using these assumptions.

Common Stock Held in Treasury

On March 2, 2009, the Company set aside 900,000,000 shares for future funding and other corporate transactions in order to meet current and contemplated terms and conditions of consulting and funding agreements to be held in reserve. As of March 31, 2009, 6,679,246 are still held in reserve.

Common Stock Issued for Wrap-Around Agreements

At various times during the three months ended, March 31, 2009, the Company’s CEO assigned portions of the amounts due to him to third parties (“Wrap-Around Agreement”). Under the terms of the Wrap-Around Agreement the notes incurred interest at 15% per annum and generally had a maturity date of one year from the transaction. In addition, at the holders option, at any time after the issuance of the note, to convert all or any lesser portion of the Outstanding Principal Amount and accrued but unpaid Interest into common voting stock at the price of 50 % discount of the average three deep bid on the day of conversion.  Generally, the notes were converted on the date of purchase or shortly thereafter. In connection with these transactions the Company recorded the excess value of the common stock issued over the note relieved as interest expense. The fair value of the common stock was determined based upon the closing market price of the Company’s common stock on the date of conversion. The following is a summary of Wrap-Around Agreement conversions:

On January 6, 2009, the Company issued Watson Investment Enterprises 300,000,000 shares at $0.00005 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $60,000 over the note relieved of $45,000 as interest expense.

On January 6, 2009, the Company issued Hope Capital 100,000,000 shares at $0.000055 per share in satisfaction of notes of $5,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company. In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $14,500 as interest expense.
In connection with this conversion, the Company recorded the excess of fair value of $45,455 over the note relieved of $20,455 as interest expense.

On January 15, 2009, the Company issued Watson Investment Enterprises 110,000,000 shares at $0.000045 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $22,000 over the note relieved of $17,000 as interest expense.

On January 28, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $23,300 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $45,455 over the note relieved of $22,155 as interest expense.

On February 11, 2009, the Company issued Acacia Investors, LLC 100,000,000 shares at $0.00005 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Acacia Investors, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $10,000 over the note relieved of $5,000 as interest expense.

On February 23, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $23,300 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $90,909 over the note relieved of $67,609 as interest expense.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

6.  STOCKHOLDERS’ DEFICIT - continued

On February 23, 2009, the Company issued Hope Capital 255,000,000 shares at $0.00007 per share in satisfaction of notes of $18,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $51,000 over the note relieved of $33,000 as interest expense.

On February 24, 2009, the Company issued Primary Finance LLC 100,000,000 shares at $0.00005 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Primary and the Company.   In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $15,000 as interest expense.

On February 26, 2009, the Company issued Watson Investment Enterprises 110,000,000 shares at $0.000045 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $22,000 over the note relieved of $17,000 as interest expense.

On February 26, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $23,300 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $90,909 over the note relieved of $67,609 as interest expense.

On February 26, 2009, the Company issued Hope Capital 300,000,000 shares at $0.00005 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $60,000 over the note relieved of $45,000 as interest expense.

On March 11, 2009, the Company issued Primary Finance LLC 100,000,000 shares at $0.00005 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.   In connection with this conversion, the Company recorded the excess of fair value of $10,000 over the note relieved of $5,000 as interest expense.

On March 16, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $23,300 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $45,455 over the note relieved of $22,155 as interest expense.

On March 19, 2009, the Company issued Watson Investment Enterprises 200,000,000 shares at $0.00005 per share in satisfaction of notes of $10,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $10,000 as interest expense.

On March 23, 2009, the Company issued Hope Capital 300,000,000 shares at $0.00005 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $60,000 over the note relieved of $45,000 as interest expense.

On March 24, 2009, the Company issued Watson Investment Enterprises 50,000,000 shares at $0.00005 per share in satisfaction of notes of $2,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $5,000 over the note relieved of $2,500 as interest expense.

On March 24, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $23,300 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $45,455 over the note relieved of $22,155 as interest expense.

On March 27, 2009, the Company issued Hope Capital 300,000,000 shares at $0.00005 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $30,000 over the note relieved of $15,000 as interest expense.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

6.  STOCKHOLDERS’ DEFICIT - continued

On March 27, 2009, the Company issued Watson Investment Enterprises 200,000,000 shares at $0.00005 per share in satisfaction of notes of $10,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $10,000 as interest expense.

On March 31, 2009, the Company issued Watson Investment Enterprises 150,000,000 shares at $0.00005 per share in satisfaction of notes of $7,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $15,000 over the note relieved of $7,500 as interest expense.

Shares Issued for Services

On January 23, 2009, the Company authorized the issuance of 25,000,000 Shares at $0.0002 per share to Phillip Parsons for craft services, transportation and security services rendered to the Company for $5,000.

On March 27, 2009, the Company authorized the issuance of 50,000,000 Shares at $0.0001 per share to Phil Scott for accounting services rendered to the Company for $5,000.

Shares issued NIR

Between January 1 and March 31, 2009, the Company authorized the issuance of shares to various note holders in connection with the NIR agreements entered into between the Company and NIR from December 2006 to December 2008. As a result of conversions, the Company issued the various note holders 398,600,300 in satisfaction of approximately $23,000 in notes payable at conversion prices ranging from $ 0.0001 to $.00002 per share.

7. SUBSEQUENT EVENTS

Wrap-Around Agreements

On April 1, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $25,000 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

On May 8, 2009, the Company issued TJ Management Group, LLC 454,545,454 shares at $0.000055 per share in satisfaction of notes of $25,000 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

On May 12, 2009, the Company issued Primary Finance LLC 100,000,000 shares at $0.00005 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Primary and the Company.

NIR Conversions

On April 1, 2009, the Company issued 3,000,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes.

On April 6, 2009, the Company issued 381,834,000 shares of its $0.001 par value common stock to the note holders in connection the callable secured convertible notes.

Shares Issued for Services

On April 6, 2009, the Company authorized the issuance of 50,000,000 shares at $0.0001 per share to Phil Scott for accounting services rendered to the Company for $5,000.

On May 6, 2009, the Company authorized the issuance of 50,000,000 shares at .0001 per share to Phil Scott for accounting services related to the valuation of derivatives to the Company for $5,000.

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

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.  At March 31, 2009, significant accounting estimates relate to the fair value of the Company’s derivative liabilities.

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

We have identified certain policies as critical to our business operations and the understanding of our results of operations; see our annual report on Form 10-K for these policies. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect our reported and expected financial results. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Going Concern Uncertainties - continued

Camelot’s continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. As part of our ongoing efforts to obtain additional financing, in January 2008 Camelot agreed to sell up to 30% of its interest in Camelot Development Group, LLC (“CDG”) to Camelot Studio Investors (“CSI”) for up to $3,000,000 on an as needed basis. Proceeds from the sale were to be used to retire debt, provide operating expenses for Camelot and establish a reserve for contingency expenditures related to the Camelot Studios at ATEP project and Camelot Studio Group. To date, Camelot has sold a 2% interest for proceeds of $200,000 in cash and an additional 3% interest through debt conversion.  As of March 31, 2009, Camelot has terminated its involvement in the CDT project following a request by Janez to restructure the Operating Agreement. This request has resulted in the CDT project being mutually terminated by Camelot and the SOCCCD.

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

On March 31, 2009, there were 9,996,510  shares outstanding of our $0.001 par value Series B ,Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On March 31, 2009, there were 10,147,511 shares outstanding of our $0.001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

On March 31, 2009, there were 7,151,500 shares outstanding of our $0.001 par value Series C Convertible Preferred Stock. The Series C Preferred converts to one shares of common stock for every one share of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled to one vote. Series C Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock and Series C Preferred Stock.

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

Plan of Operations - continued

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

Within our Camelot Film and Media Group division, Camelot Films plans to focus on high quality, suspense, action, thriller, comedy and dramatic commercial content. Camelot Features will continue to develop its limited catalogue of literary properties and preparations to begin pre-production on some of its projects as packaging is completed. Camelot Television Group plan to continue to explore potential pilots and television series to produce. Camelot Urban Entertainment is expected to complete its first feature length documentary during 2009 and continue the development process on several feature film properties currently being developed. Camelot Film and Media Group plans to accelerate the activity in its Latin entertainment division once it completes its search for an executive to lead that division. We also plan to increase activity in our family division, Ferris Wheel Films. We hope to renew our consulting agreement with Capital Arts Entertainment, which is part of a contemplated acquisition plan that could result in the Capital Arts Management team joining forces with the Company and heading up Camelot Film and Media Group. Experts in efficient budget production, the management of Capital Arts has over 250 film credits in production and distribution, and they have an excellent industry reputation. More details concerning this potential acquisition are expected to be released later this fiscal year. Camelot Gaming and our Digital Media division should begin to see activity in 2009. We continue to develop our distribution division, with three potential acquisitions being discussed. If completed, these acquisitions would strengthen our ability to distribute product both domestically and internationally. Initially delayed by economic uncertainty, further details on these potential acquisitions should be available during the 2nd quarter of 2009. We continued our consulting relationship with Chris Davis International in 2009 on international sales and we are currently exploring expansion of that relationship during 2009.

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

Plan of Operations - continued

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

  Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long-term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.  Our current liquidity and capital resources are provided principally through our current agreements with The Atwell Group, Inc., which are discussed below under Recent Financing. During the three months ended March 31, 2009, Camelot had no revenue producing operations, at March 31, 2009 a negative working capital of $1,463,063 and an accumulated deficit from Inception of $17,623,976. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consists of restructuring its debt and seeking additional financial resources from its existing investors, note holders and CEO Robert Atwell. During the past six months the company was sold some of the debt of its CEO Robert Atwell to finance current operations of the company.

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

In connection with the recent financing and pursuant to a Structuring Agreement, we also issued to Lionheart Associates, LLC d/b/a Fairhills Capital (“Lionheart”) warrants representing the right to purchase up to 5,827 shares of our common under the same terms as the Warrants issued to the Investors.

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

The aggregate principal amount of the Notes is $1,181,803. The estimated conversion price of the Notes is $0.00006 based on the following: $0.0001 was the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading days prior to March 31, 2009, less a 40% discount. Thus, at a discounted price-per-share of $0.00006, 19,936,483,333 shares of the Company's common stock would be issuable upon conversion of $1,196,189 into common shares of the Company ("Conversion Shares"). However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 496,505,000 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period.

The following table shows the effect on the number of shares issuable upon full conversion, in the event the common stock price declines by 25%, 50% and 75% from its the most recent trading price.  The company’s shares cannot be converted below the value of .0001.

		Price Decreases By
	3/31/2009	25%	50%	75%
Average Common Stock Price (as defined above)	$0.0001	$0.0001	$0.0001	$0.0001
Conversion Price (40% Discount)	$0.00006	$0.00006	$0.00006	$0.00006
100% Conversion Shares	19,936,483,333

There is no limit to the number of shares that we may be required to issue upon conversion of the Notes, as it is dependent upon our share price, which varies from day to day. This could cause significant downward pressure on the price of our common stock.

Additional NIR Financing

On August 28, 2008, we entered into an additional Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $160,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 200,000 shares of our common stock (the “Warrants”). This transaction is referred to as the “Additional NIR Financing”.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Additional NIR Financing - continued

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

Pursuant to the additional Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in three tranches as set forth below:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

The Atwell Group

During the three months ended, March 31, 2009, The Atwell Group, Inc. has paid for expenses on behalf of Camelot as needed. With the occurrence of other financial resources becoming available, the amount of resources committed by The Atwell Group has diminished when compared to prior years. Our Chairman, Robert Atwell, owns the Atwell Group, Inc.

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

THREE MONTH PERIOD MARCH 31, 2009, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2008:

The Company did not generate any revenue during the three months ended, March 31, 2009 or March 31, 2008.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $13,624,700 of general and administrative expenses since its inception. General and administrative expenses were $206,132 for the three months ended March 31, 2009, respectively, compared to $263,220 for the three months ended March 31, 2008. Decrease in expenses primarily due to a reduction in professional fees for the quarter.

The general and administrative expenses for the three month period were comprised of $142,500 of officers salaries and $3,629 of professional services, rent $6,853, administrative costs and other fees $27,001, audit costs $12,000, legal fees $6,896 and $7,253 in valuation costs.

Other income (expense) for the three months ended March 31, 2009, was $712,823, which consisted of a loss of $73,793 from the change in the fair value of the Company’s derivative liabilities on its convertible note and preferred stock. Interest expense during the three months ended, March 31, 2009 was $639,030 which consisted mostly of expense related to the excess of fair value of the Company’s common stock of debt satisfied..  During the three months ended March 31, 2008, other income (expense) of $539,768 consisted of a gain on derivative liabilities of $420,998, other income $200,000 and interest expense of $81,230.

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

Risk Factors

Ability to Achieve Profitable Operations

Our operations to date have been limited. Our focus has been on our Camelot Studio Group division, which has limited our ability to fully implement our other major divisions. The development and implementation of our business model is a long-term process. The normal fiscal cycle of a feature film does not typically generate revenues for 18 to 24 months. Subsequent to that, the fiscal life cycle of a feature film is close to 7 years initially, with affiliate, residual and syndication revenues continuing for years. As of March 31, 2009, we have did not have a project in production. As a result of our long sales cycles, it is difficult to determine with any certainty how our short-term financial picture will evolve. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and while we have resources available to grow our business in 2009, we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the future could require a significant increase in the use of working capital.

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

We have a limited operating history as a motion picture, television and digital media company in which to evaluate our business

As Camelot Entertainment Group, we have a limited operating history as a motion picture, television and digital media company. To date, we have generated no revenues and a limited operating history as a motion picture company upon which an evaluation of our future success or failure can be made. Our primary focus has been the development of Camelot Studios at ATEP and to a lesser scale project development within Camelot Film Group. As a result, many of our planned divisions are not operational or have very limited operations as of March 31, 2009. While current company assets and financial commitments are suitable for the projected financial needs forecast during 2009, we do not know at this time the outlook for 2010 and beyond. No assurances of any nature can be made to investors that the company will be profitable. There can be no assurances that our management will be successful in managing the Company as a motion picture, television and digital media company.

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

We are subject to a working capital deficit, which means that our current assets at March 31, 2009, were not sufficient to satisfy our current liabilities

As of March 31, 2009, we had a working capital deficit of $1,463,063 which means that our current liabilities of $1,503,219 exceeded our current assets of $40,156 by that amount on March 31, 2009. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2009, were not sufficient to satisfy all of our current liabilities on that date. We will have to raise additional capital or debt to fund the deficit.

 Our Contemplated Acquisitions and Related Letters of Intent May Be Delayed Due to Current Worldwide Economic Conditions

With the financial uncertainty in the worldwide markets, our ability to successfully complete our planned acquisitions during the first quarter of 2009 this may be adversely affected, resulting in delays which could push completion into 2010. As a result, the related letters of intent and other transactional documents could be adversely affected with changes in terms and conditions, pricing and other factors which eventually could cause us or the companies being acquired to reconsider the acquisition transactions.

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

ITEM 4.  CONTROLS AND PROCEDURES - continued

Evaluation of Disclosure Controls and Procedures  - continued

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

Changes in Internal Control Over Financial Reporting

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the three months ended, March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

ITEM 4.  CONTROLS AND PROCEDURES - continued

Management’s Report on Internal Control Over Financial Reporting  - continued

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

ITEM 5.  OTHER INFORMATION

On March 23, 2009

Authorized common shares were increased from 3,000,000,000 to 6,000,000,000 shares.

On March 29, 2009

Authorized common shares were increased from 6,000,000,000 to 10,000,000,000 shares.

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

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

Date: May 20, 2009	By:	/s/ ROBERT P. ATWELL
Title: Chief Executive Officer

Date: May 20, 2009	By:	/s/ GEORGE JACKSON
Title: Chief Financial Officer