Form 10-Q
period 2009-06-30
Camelot Entertainment Group, Inc.
filed 2009-08-19
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐ No ☒

As of June 30, 2009, the Registrant had outstanding 12,571,433 shares of Common Stock, $0.0001 par value. The registrant had outstanding 27,295,521 shares of Preferred Stock series A, B, and C par value $0.0001.

CAMELOT ENTERTAINMENT GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Balance Sheets as of June 30, 2009 and December 31, 2008	3

Statements of Operation for the three months ended June 30, 2009 and 2008 and Six months ended June 30, 2009 and 2008	4

Statements of Cash Flows for the six months ended June 30, 2009 and 2008	5-6

Notes to Financial Statements	7 - 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16- 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25-27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 2. Changes in Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submissions of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits and Reports on Form 8-K	28

Signatures:	28

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,	December 31,
	2009	2008
	Unaudited
Current Assets
Cash	$270	$175
Prepaid expenses	-	1,733
Total Current Assets	270	1,908

Other assets	2,500	-

Total Assets	$2,770	$1,908

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$273,548	$206,847
Accrued expenses to related parties	987,000	722,000
Secured convertible notes payable, net of discount of $349,005 and $394,506, respectively	494,384	92,070
Derivative liability - conversion feature	144,831	147,838
Note payable to stockholder	-	215,598
Stockholder advances	98,487	22,830
Convertible notes payable	-	15,000
Total Current Liabilities	1,998,250	1,422,183

Long Term Liabilities
Derivative liability - preferred stock Series A, B, and C	31,822	65,630
Secured convertible note payable, net of discount $131,916 and $407,246, respectively	186,866	311,897
Derivative liability - conversion feature	54,805	218,500
Derivative liability – warrant	2,009	3,992
Total Long Term Liabilities	275,502	600,019

Total Liabilities	2,273,752	2,022,202

Series A, B, C Convertible Preferred Stock	56,505	50,905
par value $0.0001 per share, 100,000,000 shares authorized: 10,147,511, 9,996,510 and 7,151,500 shares issued and outstanding as of June 30, 2009
par value $0.0001 per share, 50,000,000 shares authorized: 7,347,510, 7,196,510 and 7,151,500 shares issued and outstanding as of December 31, 2008

Stockholders' Deficit
Common Stock; Par Value $0.0001 Per Share; Authorized
2,950,000,000 shares; 2,233,804 shares
issued and 2,233,814 shares outstanding as of December 31, 2008	1,257	223
Authorized 19,900,000,000 shares;12,571,433 issued and
12,571,433 shares outstanding as of June 30, 2009
Additional paid-in capital	15,552,419	14,633,599
Deficit accumulated during the development stage	(17,881,163)	(16,705,021)

Total Stockholders' Deficit	(2,327,487)	(2,071,199)

Total Liabilities and Stockholders' Deficit	$2,770	$1,908

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
					April 21, 1999
	For the Three Months Ended,		For the Six Months Ended,		Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$58,568

Operating expenses:
Costs of services	-	-	-	-	95,700
Sales and marketing	-	-	-	-	53,959
Research and development	-	-	-	-	252,550
General and administrative	266,710	168,092	472,842	404,312	13,891,409
Impairment of assets	-	-	-	-	2,402,338
Impairment of investments in other companies	-	-	-	-	710,868

Total Expenses	266,710	168,092	472,842	404,312	17,406,824

Operating loss	(266,710)	(168,092)	(472,842)	(404,312)	(17,348,256)

Other income (expense):
Gain on sale of interest in CDG	-	-	-	200,000	200,000
Interest expense	(250,160)	(78,160)	(889,189)	(159,390)	(3,064,656)
Gain (loss) on derivative liabilities	259,683	474,061	185,889	895,059	2,076,249
Gain on extinguishment of debt	-	-	-	-	255,500

Total other income (expenses)	9,523	395,901	(703,300)	935,669	(532,907)

Net income (loss)	$(257,187)	$227,809	$(1,176,142)	$531,357	$(17,881,163)

Basic income (loss) per common share	$(0.02)	$0.65	$(0.14)	$1.57
Diluted income (loss) per common share	$(0.02)	$0.32	$(0.14)	$0.74
Weighted average number of shares outstanding:
Basic	12,068,188	351,423	8,534,623	337,744
Diluted	12,068,188	714,286	8,534,623	714,286

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			April 21, 1999
	For the Six	For the Six	through
	Months Ended	Months Ended	June 30,
	June 30, 2009	June 30, 2008	2009

OPERATING ACTIVITIES
Net (loss) income:	$(1,176,142)	$531,357	$(17,881,163)

Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Amortization of deferred financing costs and discounts on notes payable	324,486	148,628	965,697
Imputed interest on related party advances	-	9,000	38,484
(Gain) loss on change of derivative liabilities	(185,889)	(895,059)	(1,431,140)
Common stock issued for interest expenses	589,341	-	1,293,250
Common stock issued per dilution agreement	-	-	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation	-	-	3,997
Amortization of deferred compensation	-	-	1,538,927
Common stock issued for services	41,809	30,000	3,596,376
Common stock issued for related party services	-	-	22,000
Common stock issued for technology	-	-	19,167
Impairment of investments in other companies	-		710,868
Impairment of assets	-	-	2,758,060
Prepaid services expensed	-	-	530,000
Expenses paid through notes payable proceeds	-	-	66,439
Loss on disposal of property and equipment	-	-	5,854
Preferred stock issued to shareholder	-	-	3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	1,732	6,424	(435)
Increase (decrease) in accounts payable and accrued liabilities	66,701	(10,614)	624,884
Increase (decrease) in due to officers	265,000	254,000	1,248,300
Cash provided by (used in) operating activities	(72,962)	73,736	(2,060,427)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(6,689)
Purchase of scripts and deposits	(2,500)	-	(132,200)
Cash used in investing activities	(2,500)	-	(138,889)

Cash flows from financing activities:
Contributed capital	-	-	25,500
Proceeds from related party note payable	-	-	1,316,613
Payments on related party notes payable	-	-	(145,652)
Proceeds from notes payable	-	-	1,317,998
Payments on notes payable	-	-	(254,477)
Advances from shareholder	239,240	17,578	515,102
Payments on shareholder advances	(163,683)	(91,349)	(576,638)
Cash provided by (used in) financing activities	75,557	(73,771)	2,198,446

Increase (decrease) in cash	95	(35)	(870)

Cash at beginning of period	175	122	1,140

Cash at the end of the period	$270	$87	$270

Statements of Cash Flows - continued

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Stock issued for related party liabilities	$-	$-	$248,581
Creation of additional debt discount	$-	$-	$920,315
Stock issued for debt conversion	$277,604	$43,500	$373,362
Derivative liability relieved by conversion	$19,261	$15,238	$87,382
Accrued interest converted into convertible notes payable	$-	$-	$144,143
Accrued salaries relieved with issuance of common stock	$-	$-	$261,300
Stock issued per finance agreement	$-	$-	$500,000

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

At June 30, 2009, the Company had a total of two (2) employees and approximately six (6) consultants, which provide services to the Company on an as needed basis. The Company also retains independent contractors on a project-by-project basis. The Company has reorganized its operating structure to minimize expenses during the current uncertain economic conditions while maintaining its ongoing and planned activity levels, including planned acquisitions, by outsourcing professional and industry services whenever and wherever possible.

Basis of Presentation

Camelot is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to June 30, 2009. The Company has not presented the statement of stockholders’ deficit for the six months ended June 30, 2009, as the significant transactions relate to the issuance of common stock issued for services and conversions of debt which are described elsewhere in the document.

The accompanying unaudited financial statements as of June 30, 2009 and for the six months ended June 30, 2009 and 2008, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules of the regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent calendar year 2008 as reported in the Company's Form 10-K have been omitted.  The results of operations for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The following table sets forth the computation of the numerator and of basic and diluted loss per share for the six months ended June, 2009 and 2008. There were no adjustments to the denominator.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

	Three Months Ended,		Six Months Ended,
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Weighted average common shares outstanding
used in calculating basic earnings (loss) per share	12,068,188	362,863	8,534,623	337,744
Effect of dilutive convertible preferred stock and notes	340,461,807	351,423	340,461,807	376,542

Weighted average common shares outstanding used in
calculating diluted earnings (loss) per share	352,529,995	714,286	348,996,430	714,286

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In the FASB's view, the issuance of SFAS 168 and the Codification will not change GAAP, and therefore we do not expect the adoption of SFAS 168 to have an effect on our financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company's involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" ("SFAS 166"). SFAS 166 is a revision to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which modifies the subsequent event guidance in AICPA AU Section 560. The three modifications to the subsequent events guidance in AU Section 560 are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this standard, as required, for the period ended June 30, 2009. Adoption of SFAS No. 165 did not have a material impact on the Company's  financial statements.

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the six months ended June 30, 2009, Camelot had no revenue producing operations, at June 30, 2009 a negative working capital of $1,997,980 and an accumulated deficit from Inception of $17,881,163. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consist of restructuring its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and it’s CEO Robert Atwell.  In addition, the Company is planning a major capital raising effort during the third and fourth quarter of 2009. However, especially due to the current worldwide economic conditions, there can be no assurances that our efforts will be successful. If current conditions persist, the Company may have to delay its planned major capital raising efforts.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

3.  CONVERTIBLE NOTES PAYABLE

Conversions and Valuation of Derivative Liabilities Issued with 2006, 2007 and 2008 Convertible Notes

As of June 30, 2009, Camelot estimated the fair value of the derivatives liabilities to be a total of $199,636 resulting in a gain on derivative liability presented in the statement of operations for the six months ended June 30, 2009 of $153,668.  In addition, Camelot amortized $324,000 of the discount on the convertible note payable to interest expense during the same period. As of June 30, 2009, the principal balances of the notes were approximately $1,162,171.

At June 30, 2009, the fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 5% of the time at an exercise price of $0.07 the holder would automatically convert at a stock price of $140.00 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $70.00 or higher, alternative financing would be initially available to redeem the note and start to increase monthly by 10% of the notes to a maximum of 75% and the trading volume would increase at 1% per month. At June 30, 2009, the fair market value of the warrants was estimated using Black Scholes with the major assumptions of (1) calculated volatility of 200%; (2) expected term of six years; (3) risk free rate of 3.45% and (4) expected dividends of zero.

During the six months ended June 30, 2009, the holders of convertible notes converted $43,188 resulting in the issuance of 1,119,192 shares of common stock. Upon conversion, the Company reclassify approximately $14,923 of the compound derivative to additional paid-in capital.

In the event of full conversion of the aggregate principal amount of the notes of approximately $1,162,000 as of June 30, 2009, we would have to issue a total of 193,755,167 shares of common stock. However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 627,314 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes, as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

4.  RELATED PARTY TRANSACTIONS

Accrued Salaries

At June 30, 2009, the Company has accrued $987,000 in compensation to its current officers.  The amount due to officers includes: Robert Atwell, $721,000 and George Jackson, $266,000. Amounts accrued during the six months ended June 30, 2009 were $210,000 and $55,000 to Robert Atwell and George Jackson, respectively.

Advances from Affiliates

During the six months ended June 30, 2009 and 2008, the Company received $239,240 and $17,578 in advances from an affiliate owned by the CEO, respectively.  During the six months ended June 30, 2009 and 2008, the Company paid $163,683 and $91,349 in advances back to the CEO, respectively.

Robert Atwell

In October 2007, the $300,000 note payable due to the Scorpion Bay, LLC was transferred to property owned by Robert Atwell in which secured the note payable. The note is due on demand and incurs interest at 6%. As of June 30, 2009, the balance due to Robert Atwell under this specific note was $0 due to the sale of the debt, secured by the note, by Robert Atwell to third parties. See Note 6 for discussion of the sale and subsequent issuance of the notes under the Wrap-Around Agreements.

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

As of June 30, 2009, there were 9,996,510 shares outstanding of our $0.0001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

As of June 30, 2009, there were 10,147,511 shares outstanding of our $0.0001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

As of June 30, 2009, there were 7,151,500 shares outstanding of our $0.0001 par value Series C Convertible Preferred Stock. The Series C Preferred converts to one share of common stock for every one share of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled to 1 vote. Series C Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock and Series A Preferred Stock.

As of June 30, 2009, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $31,822 resulting in a gain on derivative liability presented in the statement of operations of $32,221 for the six months ended June 30, 2009.  At June 30, 2009, the fair market value of the conversion feature derivative related to the Series A, B and C Convertible Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

Determination of Fair Value

The fair value of the Company’s preferred stock issuances are based upon the closing market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All shares discussed below are valued using these assumptions.

Issuances During the Quarter

On March 23, 2009, the Company issued George Jackson 300,000 shares of its $0.0001 par value Class A Convertible Preferred stock at $0.0001 per share for services and other consideration rendered with a value of $30 to the Company.

On March 23, 2009, the Company issued George Jackson 300,000 shares of its $0.0001 par value Class B Convertible Preferred stock at $0.0001 per share for services and other consideration rendered with a value of $30 to the Company.

On March 23, 2009, the Company issued Robert Atwell 2,500,000 shares of its $0.0001 par value Class A Convertible Preferred stock at $0.0001 per share for services and other consideration rendered with a value of $250 to the Company.

On March 23, 2009, the Company issued Robert Atwell 2,500,000 shares of its $0.0001 par value Class B Convertible Preferred stock at $0.0001 per share for services and other consideration rendered with a value of $250 to the Company.

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

On May 12, 2009, the Company’s board of directors increased the authorized shares of stock of 20,000,000,000, including 19,950,000,000 shares of common stock.

Change in Par Value

On June 12, 2009, the Company’s board of directors authorized a reduction in the par value of its stock from $0.001 to $0.0001. As a result of the decrease in par value of all our outstanding common stock, effective June 30, 2009, the amount of common stock was reduced from $12,571 to $1,257, after accounting for the 700 to 1 reverse stock split.  All references to the par value of our common stock in the balance of this report have been restated to reflect the change in par value.

Reverse Stock Split

On June 29, 2009, the Company’s board of directors approved a 700 to 1 reverse stock split of all of our outstanding common stock.  As a result of the reverse stock split, effective June 30, 2009, the number of outstanding shares was reduced from 8,800,003,086 to 12,571,433 as of June 30, 2009.  All references to our common stock in the balance of this report have been restated to reflect the reverse stock split.

Determination of Fair Value

The fair value of the Company’s common stock issuances are based upon the closing market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All shares discussed below are valued using these assumptions.

Common Stock Held in Treasury

On March 2, 2009, the Company set aside 1,285,714 shares for future funding and other corporate transactions in order to meet current and contemplated terms and conditions of consulting and funding agreements to be held in reserve. As of June 30, 2009, 9,542 are still held in reserve.

Common Stock Issued for Wrap-Around Agreements

At various times during the six months ended, June 30, 2009, the Company’s CEO sold portions of debt due to him to third parties in accordance with the terms and conditions of various agreements including a Wrap-Around Agreement (“Wrap-Around Agreement”). Under the terms of the Wrap-Around Agreement, the Company issued notes to the purchasers of the debt which incurred interest at 15% per annum and generally had a maturity date of one year from the transaction. In addition, at the holders option, at any time after the issuance of the note, the holder is able to convert all or any lesser portion of the Outstanding Principal Amount and accrued but unpaid Interest into restricted common voting stock, with most conversions at a price of between 40% and 50 % discount of the average three deep bid on the day of conversion.  Upon receipt of a conversion notice, the shares were issued under applicable exemptions provided under Rule 144 and/or other available exemptions. Generally, the notes were converted on the date of purchase or shortly thereafter. In connection with these transactions the Company recorded the excess value of the common stock issued over the note relieved as interest expense. The fair value of the common stock was determined based upon the closing market price of the Company’s common stock on the date of conversion. The following is a summary of Wrap-Around Agreement conversions:

On January 6, 2009, the Company issued Watson Investment Enterprises 428,571 shares at $0.035 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $60,000 over the note relieved of $45,000 as interest expense.

On January 6, 2009, the Company issued Hope Capital 142,857 shares at $0.038 per share in satisfaction of notes of $5,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company. In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $14,500 as interest expense.  In connection with this conversion, the Company recorded the excess of fair value of $45,455 over the note relieved of $20,455 as interest expense.

On January 15, 2009, the Company issued Watson Investment Enterprises 157,143 shares at $0.031 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $22,000 over the note relieved of $17,000 as interest expense.

On January 28, 2009, the Company issued TJ Management Group, LLC 649,351 shares at $0.038 per share in satisfaction of notes of $23,300 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $45,455 over the note relieved of $22,155 as interest expense.

On February 11, 2009, the Company issued Acacia Investors, LLC 142,857 shares at $0.035 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Acacia Investors, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $10,000 over the note relieved of $5,000 as interest expense.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

6.  STOCKHOLDERS’ DEFICIT - continued

On February 23, 2009, the Company issued TJ Management Group, LLC 649,351 shares at $0.038 per share in satisfaction of notes of $23,300 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $90,909 over the note relieved of $67,609 as interest expense.

On February 23, 2009, the Company issued Hope Capital 364,286 shares at $0.049 per share in satisfaction of notes of $18,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $51,000 over the note relieved of $33,000 as interest expense.

On February 24, 2009, the Company issued Primary Finance LLC 142,857 shares at $0.035 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Primary and the Company.   In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $15,000 as interest expense.

On February 26, 2009, the Company issued Watson Investment Enterprises 157,143 shares at $0.031 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $22,000 over the note relieved of $17,000 as interest expense.

On February 26, 2009, the Company issued TJ Management Group, LLC, 649,351 shares at $0.038 per share in satisfaction of notes of $23,300 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $90,909 over the note relieved of $67,609 as interest expense.

On February 26, 2009, the Company issued Hope Capital 428,571 shares at $0.035 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $60,000 over the note relieved of $45,000 as interest expense.

On March 11, 2009, the Company issued Primary Finance LLC 142,857 shares at $0.035 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Primary and the Company.   In connection with this conversion, the Company recorded the excess of fair value of $10,000 over the note relieved of $5,000 as interest expense.

On March 16, 2009, the Company issued TJ Management Group, LLC 649,351 shares at $0.038 per share in satisfaction of notes of $23,300 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $45,455 over the note relieved of $22,155 as interest expense.

On March 19, 2009, the Company issued Watson Investment Enterprises 285,714 shares at $0.035 per share in satisfaction of notes of $10,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $10,000 as interest expense.

On March 23, 2009, the Company issued Hope Capital 428,571 shares at $0.035 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $60,000 over the note relieved of $45,000 as interest expense.

On March 24, 2009, the Company issued Watson Investment Enterprises 71,429 shares at $0.035 per share in satisfaction of notes of $2,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $5,000 over the note relieved of $2,500 as interest expense.

On March 24, 2009, the Company issued TJ Management Group, LLC 649,351 shares at $0.038 per share in satisfaction of notes of $23,300 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $45,455 over the note relieved of $22,155 as interest expense.

On March 27, 2009, the Company issued Hope Capital 428,571 shares at $0.035 per share in satisfaction of notes of $15,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $30,000 over the note relieved of $15,000 as interest expense.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

6.  STOCKHOLDERS’ DEFICIT - continued

On March 27, 2009, the Company issued Watson Investment Enterprises 285,714 shares at $0.035 per share in satisfaction of notes of $10,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $10,000 as interest expense.

On March 31, 2009, the Company issued Watson Investment Enterprises 214,286 shares at $0.035 per share in satisfaction of notes of $7,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $15,000 over the note relieved of $7,500 as interest expense.

On April 1, 2009, the Company issued TJ Management Group, LLC 649,351 shares at $0.038 per share in satisfaction of notes of $25,000 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company. In connection with this conversion, the Company recorded the excess of fair value of $45, 727 over the note relieved of $20,727 as interest expense.

On May 8, 2009, the Company issued TJ Management Group, LLC 649,351 shares at $0.035 per share in satisfaction of notes of $25,000 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.  In connection with this conversion, the Company recorded the excess of fair value of $45,727 over the note relieved of $20,727 as interest expense.

Shares Issued for Services

On January 23, 2009, the Company issued 35,714 shares at $0.14 per share to Phillip Parsons for craft services, transportation and security services rendered to the Company for $5,000.

On March 27, 2009, the Company issued 71,429 shares at $0.07 per share to Phil Scott for accounting services rendered to the Company for $5,000.

On April 6, 2009, the Company issued 71,429 shares at $0.07 per share to Phil Scott for accounting services rendered to the Company for $5,000.

On May 6, 2009, the Company issued 71,429 shares at $0.07 per share to Phil Scott for accounting services related to the valuation of derivatives to the Company for $5,000.

On June 4, 2009, the Company issued 57,143 shares at $0.07 per share to HK Dyal for production services related to the Company’s movie business for $4,000.

On June 17, 2009, the Company issued 71,429 shares at $0.07 per share to Phil Scott for accounting services related to the valuation of derivatives to the Company for $5,000.

On June 17, 2009, the Company issued 71,429 shares at $0.07 per share to Rodger Spainhower for Edgar services to the Company for $5,000.

Shares issued NIR

Between January 1 and March 31, 2009, the Company authorized the issuance of shares to various note holders in connection with the NIR agreements entered into between the Company and NIR from December 2006 to December 2008. As a result of conversions, the Company issued the various note holders 569,429 in satisfaction of approximately $23,000 in notes payable at conversion prices ranging from $0.014 to $0.07 per share.

Between April 1 and June 30, 2009, the Company authorized the issuance of shares to various note holders in connection with the NIR agreements entered into between the Company and NIR from December 2006 to December 2008.  As a result of the conversions, the Company issued the various note holders 549,763 shares in satisfaction of $19,271 in notes payable at conversion price of $0.035.

7. SUBSEQUENT EVENTS

Wrap-Around Agreements

On July 13, 2009, the Company issued Falcon Financial Partners LLC 1,050,000 shares at $0.007 per share in satisfaction of notes of $7,875 in accordance with the terms and conditions of the Wrap-Around Agreement between Falcon Financial Partners LLC and the Company. This agreement was subsequently terminated and the shares were cancelled.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

7. SUBSEQUENT EVENTS - continued

On July 15, 2009 the Company issued Watson Investment Enterprises, Inc. 1,200,000 shares at $0.004 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises, Inc. and the Company.

On July 16, 2009, the Company issued Hope Capital 2,000,000 shares at $0.007 per share in satisfaction of notes of $12,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.

On July 17, 2009, the Company issued Hope Capital 4,000,000 shares at $0.006 per share in satisfaction of notes of $12,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope and the Company.

On July 20, 2009, the Company issued TJ Management Group, LLC 11,250,000 shares at $0.002 per share in satisfaction of notes of $22,500 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

On July 23, 2009, the Company issued Watson Investment Enterprises, Inc. 1,250,000 shares at $0.004 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises, Inc. and the Company.

On July 28, 2009 the Company issued Watson Investment Enterprises, Inc. 1,666,667 shares at $0.003 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises, Inc. and the Company.

On July 28, 2009, the Company issued TJ Management Group, LLC 11,250,000 shares at $0.002 per share in satisfaction of notes of $22,500 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

On August 3, 2009, the Company issued K & L Enterprises 8,000,000 shares at $0.0025 per share in satisfaction of notes of $20,000 in accordance with the terms and conditions of the Wrap-Around Agreement between K & L Enterprises and the Company.

On August 4, 2009, the Company issued Watson Investment Enterprises, Inc. 5,000,000 shares at $0.002 per share in satisfaction of notes of $10,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises, Inc. and the Company.

On August 7, 2009, the Company issued TJ Management Group, LLC 16,000,000 shares at $0.001 per share in satisfaction of notes of $19,200 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

On August 7, 2009, the Company issued Acacia Investors, LLC 8,500,000 shares at approximately $0.002 per share in satisfaction of notes of $14,450 in accordance with the terms and conditions of the Wrap – Around Agreement between Acacia and the Company.

On August 10, 2009, the Company issued Watson Investment Enterprises, Inc. 6,666,667 shares at approximately $0.001 per share in satisfaction of notes of $5,333 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises, Inc. and the Company.

NIR Conversions

Between July 1 and August 12, 2009, the Company authorized the issuance of shares to various note holders in connection with the NIR agreements entered into between the Company and NIR from December 2006 to December 2008.  As a result of the conversions, the Company issued the various note holders 23,329,080 shares in satisfaction at an average conversion price of $0.0027.

Shares issued for services

On July 15, 2009, the Company issued 333,333 shares at $0.015 per share to Rodger Spainhower for Edgar services to the Company for $5,000.

On July 16, 2009, the Company issued 1,000,000 shares at $0.015 per share to Phillip Parsons for production related services to the Company for $15,000.

Shares issued to Officers and Management

On July 20, 2009, the Company issued 20,000,000 shares to H K Dyal for production management services to the Company.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

 7. SUBSEQUENT EVENTS - continued

On July 20, 2009, the Company issued 10,000,000 shares to Patrick Winn for administration services to the Company.

On July 20, 2009, the Company issued 20,000,000 restricted shares to George Jackson for executive services and other consideration to the Company.

On July 20, 2009, the Company issued 50,000,000 restricted shares to Robert Atwell for contractual agreements, executive services, advances and other consideration to the Company.

On August 12, 2009, the Company issued 7,000,000 shares to Complete Advisory Partners in accordance with the terms and conditions of the consulting marketing agreement.

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

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.  At June 30, 2009, significant accounting estimates relate to the fair value of the Company’s derivative liabilities.

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

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles accepted in the United States, which contemplate continuation of Camelot as a going concern. However, Camelot has experienced recurring operating losses and negative cash flows from operations.  This is due in part to Camelot’s focus on developing Camelot Studios at ATEP, also referred to herein as “CDT”, which has necessitated considerable monetary and time commitments from Camelot in lieu of Camelot pursuing revenue generating opportunities either through its Camelot Film Group or Camelot Production Services Group divisions. Camelot’s Board of Directors made the decision to have Camelot focus on the studio project due to the long term importance of the studio and the impact successful completion of that project would have on Camelot Studio Group and Camelot overall. As a result, Camelot has had to delay several revenue generating projects, which it is now in the process of implementing now that the Camelot Studios at ATEP project has been tabled. Going forward, Camelot will focus on all three divisions so as to maximize revenue generating possibilities while continuing to develop additional studio properties. To that extent, the Company has set as a top priority the completion of several potential acquisitions and the expansion of its distribution activities, including the acquisition of completed films to be distributed by Camelot both domestically and internationally.

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

On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 143 shares of our common stock (the “Warrants”). This transaction is referred to also as the “NIR Funding”.

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

Throughout 2008 and 2009, The Atwell Group, Inc. has paid for expenses on behalf of Camelot as needed. With the occurrence of other financial resources becoming available, the amount of resources committed by The Atwell Group prior to 2008 had diminished when compared to prior years. Due to the lack of funding being realized by the CSI investment agreement and other transactions, we have renewed our agreement with The Atwell Group, which had previously assumed the funding agreement from Eagle, to provide funding as needed during 2008 and 2009. The Atwell Group, Inc. is owned by our Chairman, Robert Atwell.

It appears likely that such funding and financial arrangements with our current investors, note holders and our officers and directors should continue to be enough to meet all of the Company's cash requirements in 2009 and 2010. However, the Company must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Capital Structure

The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which requires companies to disclose all relevant information regarding their capital structure.

The Company issued no shares in 2002 due to conversion, exercises or contingent issuances. In 2003, the Company issued 28,571 shares due to the conversion of notes payable retiring principal and accrued interest totaling $224,296. We reached an agreement with Eagle Consulting Group, Inc. on March 28, 2003 to provide operational funding for Camelot. In exchange for twenty percent (20%)of the Company’s outstanding common stock on an anti-dilutive, continuing basis until Camelot could secure additional financing from another source, Eagle agreed to provide funding for Camelot’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. In 2004, Eagle advanced $127,341 and in 2005 Eagle advanced $125,288. In accordance with the anti-dilutive provision, the amount of stock due Eagle is calculated on a quarterly basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from Eagle ceases.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Capital Structure - continued

On October 25, 2007, the Company entered into a Share Issuance Agreement (“SIA”) with Zuckerman, Kocmur and Scorpion (“JJT”). According to the terms and conditions of the SIA, as additional consideration for Janez becoming a joint venture partner with CDG, and in consideration for additional business development and consulting efforts provided by JJT, JJT received 1,143 shares of our common stock, 286 shares were issued to Zuckerman, 286 shares were issued to Kocmur, these shares were valued at the market price at the date of issue $420.00 and recorded as professional services in the amount of $240,000. The 571 shares were issued to Scorpion in Preferred Series A and B stock were recorded at the market price at the date of issue and recorded as professional services in the amount of $307,276.   In addition, Zuckerman, Wilson and Joseph Petrucelli were nominated to serve on our Board of Directors. The parties also agreed on a common stock structure, which provides JTT and Robert P. Atwell, our Chairman (“Atwell”) with anti-dilution protection. Further, the SIA directs the Company to seek stockholder approval to increase the authorized shares of the common stock to 400,000,000 and increase the Board of Directors from five to seven members.
This agreement was terminated in May 2008.

               In May 2008, Jeff Zuckerman, Joseph Petrucelli and Timothy Wilson resigned from the Board of Directors.  The company will search for replacements for the three board of director positions.

On June 30, 2009, there were 9,996,510 shares outstanding of our $0.0001 par value Series B ,Convertible Preferred Stock. The Series B Preferred converts to 10 shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On June 30, 2009, there were 10,147,511 shares outstanding of our $0.0001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock.

On June 30, 2009, there were 7,151,500 shares outstanding of our $0.0001 par value Series C Convertible Preferred Stock. The Series C Preferred converts to one shares of common stock for every one share of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled to one vote. Series C Preferred ranks superior to our common stock and ranks junior to our Series B Preferred Stock and Series C Preferred Stock.

Plan of Operations

Overview

Camelot Entertainment Group is working to become a fully integrated, broad based entertainment company whose planned future global operations expect to encompass motion picture production and distribution, television programming, production and syndication, home video acquisition and distribution, digital media production and distribution, development and operation of studio facilities, development of new technologies, and distribution of filmed entertainment worldwide. We are planning to become a global leader in the creation, production, distribution, licensing and marketing of all form of creative content and their related businesses across all current and emerging media and platforms. If we are successful in implementing our business model, we could be one of the industry leaders in every aspect from feature film, television and home entertainment production and distribution to DVD, VOD, direct to consumer, digital distribution, licensing and entertainment related digital media.

Our Company is divided up into three major divisions, Camelot Film Group, Camelot Studio Group and Camelot Production Services Group.

During fiscal year 2009, the Company’s focus will be on the ongoing development of projects within our Camelot Film and Media Group division, while continuing to pursue opportunities through our Camelot Studio Group division. The Company has set as a top priority the completion of several potential acquisitions and the expansion of its distribution activities, including the acquisition of completed films to be distributed by Camelot both domestically and internationally. The emergence of Camelot Film Group as it prepares to unveil its Camelot Production Model (“CPM”) in 2009 points to significant activity for us this year. In order to implement our plans to become a global media and entertainment company, it is critical that we build a solid foundation to build upon, and that begins with making sure that each division is carefully structured and that their respective business models are implemented in accordance with those designs.

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

The current focus of our operations is our Camelot Film Group division, where we have acquired several literary properties as we gear up to hopefully begin physical production this year on one or more projects in our production pipeline. Veteran producer H. Kaye Dyal has been brought in to head up production for us in our Camelot Features division, and he has brought in several projects that are in various stages of development.

Fiscal year 2009 should also see the emergence of our production and distribution division, Camelot Film  Group, and the proprietary Camelot Films “CPM”. Designed to have mainstream appeal and franchise potential, the CPM provides for the development, production, marketing and distribution of motion pictures by combining the efficiencies realized by studios of the early 1900’s with the artistic focus and diversity of today’s independent productions. Using this approach, we believe the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CPM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas many independent films are limited by the types of post production technology used, due in part to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum number of original motion pictures each year. One benchmark of the CPM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

Within our Camelot Film Group division, Camelot Films plans to focus on high quality, suspense, action, thriller, comedy and dramatic commercial content. Camelot Features will continue to develop its limited catalogue of literary properties and preparations to begin pre-production on some of its projects as packaging is completed. Camelot Television Group plan to continue to explore potential pilots and television series to produce. Camelot Urban Entertainment is expected to complete its first feature length documentary during 2009 and continue the development process on several feature film properties currently being developed. Camelot Film Group plans to accelerate the activity in its Latin entertainment division once it completes its search for an executive to lead that division. We also plan to increase activity in our family division, Ferris Wheel Films. We hope to renew our expired consulting agreement with Capital Arts Entertainment, which is part of a contemplated acquisition plan that could result in the Capital Arts Management team joining forces with the Company and heading up Camelot Film Group if the parties can agree to the terms and conditions of an acquisition agreement at some point in the future. Experts in efficient budget production, the management of Capital Arts has over 250 film credits in production and distribution, and they have an excellent industry reputation. More details concerning a new consulting agreement and any  potential acquisition may be released later this fiscal year. Camelot Gaming and our Digital Media division should begin to see activity in 2010. We continue to develop our distribution division, with three potential acquisitions being discussed. If completed, these acquisitions would strengthen our ability to distribute product both domestically and internationally. Initially delayed by economic uncertainty, further details on these potential acquisitions should be available during the 3rd or 4th quarter of 2009.

Due to our prior focus and the commitment of resources on the Camelot Studios at ATEP project, we made the decision to slow down the progress of our other divisions and concentrate on completing the development and entitlement process of the ATEP project.  When that stopped, we refocused our attention on Camelot Film Group and will be increasing activity in Camelot Production Services Group during 2009. Notwithstanding the foregoing, our priority in 2009 will be as follows: first, the completion of several potential acquisitions and the expansion of our distribution activities, including the acquisition of completed films to be distributed by Camelot both domestically and internationally; second, short term revenue generation through Camelot Distribution Group; and third, a focus priority on (a) Camelot Film Group, (b) Camelot Studio Group and (c), Camelot Production Services Group.

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

  Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long-term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.  Our current liquidity and capital resources are provided principally through our current agreements with The Atwell Group, Inc., which are discussed below under Recent Financing. During the six months ended June 30, 2009, Camelot had no revenue producing operations, at June 30, 2009 a negative working capital of $1,997,980 and an accumulated deficit from Inception of $17,881,163. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consists of restructuring its debt and seeking additional financial resources from its existing investors, note holders and CEO Robert Atwell.

During the past six months the company has been receiving financial advances from CEO Robert Atwell and one or more companies controlled by Mr. Atwell. The Company is currently negotiating a long term financial transaction that is expected to provide adequate operating capital over the next two years.

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

CSI receives 100,000 shares of our $0.0001 par value Series C Convertible Preferred Stock for each one half of one per cent (.05%) of CDG purchased by CSI. The managing member of CSI is Scorpion Bay, LLC (“Scorpion”), which is managed by Timothy Wilson, one of our former at-large directors. The proceeds from the sale were to be utilized to retire debt, pay operating expenses and provide a contingency reserve for Camelot Studio Group and the Camelot Studios at ATEP project.  As of March 31, 2008, the company received $200,000 from CSI and no shares were issued.  Based on the formula above and company was to issue 400,000 Series C shares, which would have resulted in a liability of $2,200 as of June 30, 2008.  During the second quarter, the company did not receive any funds from CSI and the joint venture partner Janez has indicated that no funds will be raised in the future from CSI unless the CDT Operating Agreement was restructured. As a result, the Tustin project was eventually terminated under mutual agreement between Camelot and the SOCCCD.

NIR Financing

On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 143 shares of our common stock (the “Warrants”). This transaction is referred to as the “NIR Financing”.

Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in two tranches as set forth below:

1.	At closing on December 27, 2006 (“Closing”), the Investors purchased Notes aggregating $600,000 and Warrants to purchase 143 shares of CMEG common stock;

2.	Upon effectiveness of the Registration Statement, on June 5, 2007 the Investors purchased Notes aggregating $400,000.

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

At our option, we may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $17,500 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $17,500, we may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

We simultaneously issued to the Investors seven year warrants to purchase 143 shares of our common stock at an exercise price of $10,500.

In connection with the recent financing and pursuant to a Structuring Agreement, we also issued to Lionheart Associates, LLC d/b/a Fairhills Capital (“Lionheart”) warrants representing the right to purchase up to 8 shares of our common under the same terms as the Warrants issued to the Investors.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of CMEG’s common stock.

As a result of our SB-2 Registration, a total of 189 shares of common stock were registered. They were all converted at various prices during 2007.

The aggregate principal amount of the Notes is $1,162,486. The estimated conversion price of the Notes is $0.042 based on the following: $0.0001 was the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading days prior to June 30, 2009, less a 40% discount. Thus, at a discounted price-per-share of $.042, 193,755,167 shares of the Company's common stock would be issuable upon conversion of $1,162,486 into common shares of the Company ("Conversion Shares"). However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 627,315 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period.

The following table shows the effect on the number of shares issuable upon full conversion, in the event the common stock price declines by 25%, 50% and 75% from its the most recent trading price.  The company’s shares cannot be converted below the value of .0001.

		Price Decreases By
	6/30/2009	25%	50%	75%
Average Common Stock Price (as defined above)	$0.012	$0.009	$0.006	$0.003
Conversion Price (50% Discount)	$0.006	$0.0045	$0.003	$0.0015
100% Conversion Shares

There is no limit to the number of shares that we may be required to issue upon conversion of the Notes, as it is dependent upon our share price, which varies from day to day. This could cause significant downward pressure on the price of our common stock.

Additional NIR Financing

On August 28, 2008, we entered into an additional Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $160,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 286 shares of our common stock (the “Warrants”). This transaction is referred to as the “Additional NIR Financing”.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Additional NIR Financing - continued

Pursuant to the additional Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in three tranches as set forth below:

1.	At closing on December 27, 2006 (“Closing”), the Investors purchased Notes aggregating $600,000 and Warrants to purchase 143 shares of CMEG common stock;

2.	Upon effectiveness of the Registration Statement, on June 5, 2007 the Investors purchased Notes aggregating $400,000.

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

At our option, we may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $0.70 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $0.70, we may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

We simultaneously issued to the Investors seven year warrants to purchase 28,571 shares of our common stock at an exercise price of $0.70

Scorpion Bay Loans

On June 15, 2007, we entered into a loan agreement with Scorpion Bay, LLC (“Scorpion”), whereby Scorpion loaned Camelot $300,000 in three tranches of $100,000 each on June 15, July 15 and August 15 2007. Interest on the loan was in the form of 43 shares of our $0.0001 par value common stock (“Shares”). The loan was due and payable on November 15, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. Robert Atwell is the Chairman, President and CEO of Camelot (“Atwell”). In the event the loan was not paid by the due date, the note could be extended by Scorpion at a cost of 11 Shares for each 30-day extension. On or about October 25, 2007, Scorpion agreed to release and/or transfer the security interest provided by Atwell in reference to the $300,000 loan to the Company by Scorpion on June 15, 2007 and the amount due to Scorpion was transferred to real property owned by Atwell. As a result, Camelot will not incur any additional interest charges and/or fees connected with the loan. Scorpion received a total of 186 Shares (including 71 shares issued to Dolphin Communities) in connection with the loan and events related thereto.

On November 21, 2006, we entered into a loan agreement with Scorpion, whereby Scorpion loaned Camelot $250,000. Interest was paid in the form of 714 Shares. As additional consideration, Scorpion received a total of 21 Shares. The loan was due and payable on March 22, 2007. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. In the event the loan was not paid by the due date, the note could be extended by Scorpion at a cost of 21 shares for the first 30-day extension, 29 shares for the second 30-day extension, 36 Shares for the third 30-day extension and so forth. The note was paid in full on June 5, 2007. As a result, Scorpion received a total of 114 Shares in connection with the loan and events related thereto.

Additional Scorpion Bay Loan

On November 23, 2007, Scorpion entered into a loan agreement with Love Bug Management Corp. (“Love Bug”), an entity owned by Atwell, whereby Scorpion loaned Love Bug $100,000. The proceeds were used for Atwell and Camelot expenses. As a result of this loan, Atwell paid approximately $36,000 in direct Camelot expenses. The loan was secured with a blanket note and second deed of trust on real property owned by Robert and Tamara Atwell. Scorpion received 67 shares in connection with the loan and events related thereto.

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

                The Atwell Group, Inc. has paid for expenses on behalf of Camelot as needed. With the occurrence of other financial resources becoming available, the amount of resources committed by The Atwell Group had diminished when compared to prior years. Due to the lack of funding being realized by the CSI investment agreement and other transactions, we have renewed our agreement with The Atwell Group to provide funding as needed during 2008 and 2009. The Atwell Group, Inc. is owned by our Chairman, Robert Atwell.

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

During fiscal year 2008, our efforts were focused on our first major studio complex through our Camelot Studio Group division and on the continuing development of projects through our Camelot Film Group division. We also continued to make progress toward the planned launch of our various divisions described herein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Business Development - continued

During fiscal year 2009, we have continued to implement our business model, and have set as a priority the completion of several potential acquisitions and the expansion of our distribution activities, including the acquisition of completed films to be distributed by Camelot both domestically and internationally. We have also been working on generating short term revenue through Camelot Distribution Group by expanding its operations. Within Camelot Film Group, we have begun the acquisition and development process for films to be produced as part of our Camelot Films® Model, and several films are at various stages of development within our Camelot Features subsidiary. In addition, we have continued to work on the development of several potential studio sites within our Camelot Studio Group division. In our Camelot Production Services Group division, we are working on a potential acquisition of a post production company, which is an important part of the filmmaking process.

THREE MONTH PERIOD JUNE 30, 2009, COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2008:

The Company did not generate any revenue during the three months ended, June 30, 2009 or June 30, 2008.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $13,891,409 of general and administrative expenses since its inception. General and administrative expenses were $266,710 for the three months ended June 30, 2009, respectively, compared to $168,092 for the three months ended June 30, 2008. Increase in expenses primarily due to a reduction in professional fees for the quarter.

The general and administrative expenses for the three month period were comprised of $142,500 of officers salaries and $4,000 of professional services, rent $4,835, marketing costs $33,351, stock transfer fees and costs $15,750 administrative costs and other fees $23,628, audit costs $16,700, legal fees $10,946 and $15,000 in valuation costs.

Other income (expense) for the three months ended June 30, 2009, was $9,523, which consisted of a gain of $259,683 from the change in the fair value of the Company’s derivative liabilities on its convertible note and preferred stock. Interest expense during the three months ended, June 30, 2009 was $250,160 which consisted mostly of expense related to the excess of fair value of the Company’s common stock of debt satisfied.  During the three months ended June 30, 2008, other income (expense) of $395,901 consisted of a gain on derivative liabilities of $474,061, and interest expense of $78,160

SIX MONTH PERIOD JUNE 30, 2009, COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2008:

The Company did not generate any revenue during the six months ended, June 30, 2009 or June 30, 2008.

All expenses incurred during the comparative periods were general and administrative in nature.

The Company has incurred $13,891,409 of general and administrative expenses since its inception. General and administrative expenses were $472,842 for the the six months ended June 30, 2009, respectively, compared to $404,312 for the the six months ended June 30, 2008. Increase in expenses primarily due to a reduction in professional fees for the quarter.

The general and administrative expenses for the six month period were comprised of $285,000 of officers salaries and $7,629 of professional services, rent $11,688, marketing costs $39,251, stock transfer fees and costs $22,839 , administrative costs and other fees $37,640, audit costs $28,700, legal fees $17,842 and $22,253 in valuation costs.

Other income (expense) for the six months ended June 30, 2009, was $(703,300), which consisted of a gain of $185,899 from the change in the fair value of the Company’s derivative liabilities on its convertible note and preferred stock. Interest expense during the six months ended, June 30, 2009 was $889,189 which consisted mostly of expense related to the excess of fair value of the Company’s common stock of debt satisfied.  During the six months ended June 30, 2008, other income (expense) of $935,669 consisted of a gain on derivative liabilities of $895,059, gain on sale of interest of CDG $200,000 and interest expense of $159,390.

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

Risk Factors

Ability to Achieve Profitable Operations

Our operations to date have been limited. Our focus has been on our Camelot Studio Group division, which has limited our ability to fully implement our other major divisions. The development and implementation of our business model is a long-term process. The normal fiscal cycle of a feature film does not typically generate revenues for 18 to 24 months. Subsequent to that, the fiscal life cycle of a feature film is close to 7 years initially, with affiliate, residual and syndication revenues continuing for years. As of June 30, 2009, we had only one project in production, a feature documentary being produced through Camelot Urban Entertainment. As a result of our long sales cycles, it is difficult to determine with any certainty how our short-term financial picture will evolve. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and while we have resources available to grow our business in 2009, we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the future could require a significant increase in the use of working capital.

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

We have a limited operating history as a motion picture, television and digital media company in which to evaluate our business

As Camelot Entertainment Group, we have a limited operating history as a motion picture, television and digital media company. To date, we have generated no revenues and a limited operating history as a motion picture company upon which an evaluation of our future success or failure can be made. Our primary focus has been the development of Camelot Studios at ATEP and to a lesser scale project development within Camelot Film Group. As a result, many of our planned divisions are not operational or have very limited operations as of June 30, 2009. While current company assets and financial commitments are suitable for the projected financial needs forecast during 2009 and 2010, we do not know at this time the outlook for 2011 and beyond. No assurances of any nature can be made to investors that the company will be profitable. There can be no assurances that our management will be successful in managing the Company as a motion picture, television and digital media company.

We will require additional funds to achieve our current business strategy and our inability to obtain additional financing could cause us to cease our business operations in the future if suitable funding is not secured

Even with the proceeds from offerings and other resources in 2009, we will need to raise additional funds through public or private debt or sale of equity to fully achieve our business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

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

We are subject to a working capital deficit, which means that our current assets at March 31, 2009, were not sufficient to satisfy our current liabilities

As of June 30, 2009, we had a working capital deficit of $ 1,997,980 which means that our current liabilities of $1,998,250 exceeded our current assets of $270 by that amount on June 30, 2009. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2009, were not sufficient to satisfy all of our current liabilities on that date. We will have to raise additional capital or debt to fund the deficit.

 Our Contemplated Acquisitions and Related Letters of Intent May Be Delayed Due to Current Worldwide Economic Conditions

With the financial uncertainty in the worldwide markets, our ability to successfully complete our planned acquisitions during the third and fourth quarter of 2009 this may be adversely affected, resulting in delays which could push completion into 2010. As a result, the related letters of intent and other transactional documents could be adversely affected with changes in terms and conditions, pricing and other factors which eventually could cause us or the companies being acquired to reconsider the acquisition transactions.

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

Changes in Internal Control Over Financial Reporting

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the six months ended, June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

On May 12, 2009

Authorized common shares were increased from 10,000,000,000 to 20,000,000,000 shares.

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

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

Date: August 19, 2009	By:	/s/ ROBERT P. ATWELL
Title: Chief Executive Officer

Date: August 19, 2009	By:	/s/ GEORGE JACKSON
Title: Chief Financial Officer