Form 10-Q/A
period 2009-06-30
Camelot Entertainment Group, Inc.
filed 2009-08-20
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1
Cover Page Only

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

Yes ☐ No ☒

As of August 15, 2009, the Registrant had outstanding 260,604,433 shares of Common Stock, $0.0001 par value. The registrant had outstanding 27,295,521 shares of Preferred Stock series A, B, and C par value $0.0001.

Explanatory Note

Camelot Entertainment Group, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as originally filed with the Securities and Exchange Commission on August 19, 2009, for the sole purpose of amending the cover page only to correct the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. This Amendment No. 1 on Form 10-Q/A Cover Page Only does not change the previously reported financial statements or any of the other disclosures contained in the original Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

Date: August 20 , 2009	By:	/s/ ROBERT P. ATWELL
Title: Chief Executive Officer

Date: August 20 , 2009	By:	/s/ GEORGE JACKSON
Title: Chief Financial Officer