Form 10-Q
period 2009-09-30
Camelot Entertainment Group, Inc.
filed 2009-11-16
CIK 1115818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(949) 754 - 3030

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of November 10, 2009, the Registrant had outstanding 1,679,069,503 shares of Common Stock, and 27,295,521 shares of Preferred Stock, series A, B, and C.

CAMELOT ENTERTAINMENT GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Balance Sheets as of September 30, 2009 and December 31, 2008	3

Statements of Operations for the three months and nine months ended September 30, 2009 and 2008	4

Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5-6

Notes to Financial Statements	7 - 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19- 32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32-34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 2. Changes in Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submissions of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits and Reports on Form 8-K	35

Signatures:	36

PART I -- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Balance Sheets
ASSETS
	September 30,	December 31,
	2009	2008
	Unaudited
Current Assets
Cash	$251,738	$175
Prepaid expenses	31,228	1,733
Total Current Assets	282,966	1,908

Other assets	2,500	-

Total Assets	$285,466	$1,908

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$298,354	$206,847
Accrued expenses to related parties	737,973	722,000
Secured convertible notes payable, net of discount of $168,131 and $394,506, respectively	390,698	92,070
Derivative liability - conversion feature	228,423	147,838
Note payable to stockholder	-	215,598
Stockholder advances	-	22,830
Convertible notes payable	-	15,000
Total Current Liabilities	1,655,448	1,422,183

Long Term Liabilities
Derivative liability - preferred stock Series A, B, and C	22,944	65,630
Secured convertible notes payable , net of discount $219,104 and $407,246, respectively	301,010	311,897
Derivative liability - conversion feature	268,007	218,500
Derivative liability – warrant	-	3,992
Total Long Term Liabilities	591,961	600,019

Total Liabilities	2,247,409	2,022,202

Series A, B, C Convertible Preferred Stock	56,505	50,905
par value $0.0001 per share, 100,000,000 shares authorized: 10,147,510, 9,996,510 and 7,151,500 shares issued and outstanding as of September 30, 2009
par value $0.0001 per share, 50,000,000 shares authorized: 7,347,510, 7,196,510 and 7,151,500 shares issued and outstanding as of December 31, 2008

Stockholders’ Deficit
Common Stock; Par Value $0.0001 Per Share; Authorized
19,900,000,000 Shares; 1,639,955,842 Shares
Issued and 1,539,955,842 Outstanding as of September 30, 2009	153,996	223
Authorized 2,950,000,000 shares; 2,233,804 issued and
2,233,814 shares outstanding as of December 31, 2008
Additional paid-in capital	17,825,140	14,633,599
Deficit accumulated during the development stage	(19,997,584)	(16,705,021)

Total Stockholders’ Deficit	(2,018,448	(2,071,199)

Total Liabilities and Stockholders’ Deficit	$285,466	$1,908

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
					April 21, 1999
	For the Three Months Ended,		For the Nine Months Ended,		Through
	September30,	September30,	September30,	September30,	September30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$58,568

Operating expenses:
Costs of services	-	-	-	-	95,700
Sales and marketing	-	-	-	-	53,959
Research and development	-	-	-	-	252,550
General and administrative	657,729	472,957	1,130,572	874,769	14,549,139
Impairment of assets	-	-	-	-	2,402,338
Impairment of investments in other companies	-	-	-	-	710,868

Total Expenses	657,729	472,957	1,130,572	874,769	18,064,544

Operating loss	(657,729)	(472,957)	(1,130,572)	(874,769)	(18,005,986)

Other income (expense):
Gain on sale of interest in CDG	-	-		200,000	200,000
Interest expense	(1,292,432)	(86,348)	(2,181,621)	(245,738)	(4,357,088)
Gain (loss) on derivative liabilities	(166,259)	327,522	19,630	1,222,187	1,909,990
Gain on extinguishment of debt	-	-	-	-	255,500

Total other income (expenses)	(1,458,691)	241,174	(2,161,991)	1,176,449	(1,991,598)

Net income (loss)	$(2,116,420)	$(231,783)	$(3,292,563)	$301,680	$(19,997,584)

Basic income (loss) per common share	$(0.01)	$(21.47)	$(0.03)	$51.25
Diluted income (loss) per common share	$(0.01)	$(21.47)	$(0.03)	$0.42
Weighted average number of shares outstanding:
Basic	321,354,250	10,794	114,399,848	5,887
Diluted	321,354,250	10,794	114,399,848	714,286

The accompanying notes are an integral part of these financial statements.

Camelot Entertainment Group, Inc
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
	For the Nine	For the Nine	April 21, 1999
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2009	2008	2009

OPERATING ACTIVITIES
Net income (loss):	$(3,292,563)	$301,680	$(19,997,584)

Adjustments to reconcile net income (loss) to cash (used) by operating activities:
Amortization of deferred financing costs and discounts on notes payable	507,621	179,659	1,148,832
Imputed interest on related party advances	-	13,500	38,484
Loss on change of derivative liabilities	(19,630)	(1,222,187)	(1,264,881)
Common stock issued for interest expenses	-	14,000	703,909
Common stock issued per dilution agreement	-	-	368,508
Common stock issued for related party services and wrap-around agreements	1,662,519	-	1,684,519
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation	-	-	3,997
Amortization of deferred compensation	-	-	1,538,927
Common stock issued for services	410,409	287,549	3,964,976
Common stock issued for technology	-	-	19,167
Impairment of investments in other companies	-	-	710,868
Impairment of assets	-	129,700	2,758,060
Prepaid services expensed	-	-	530,000
Expenses paid through notes payable proceeds	-	-	66,439
Loss on disposal of property and equipment	-	-	5,854
Preferred stock issued to shareholder	-	-	3,366,000
Change in assets and liabilities:
(Increase) decrease in other current assets	(29,495)	6,424	(31,662)
Increase (decrease) in accounts payable and accrued liabilities	91,319	28,706	649,503
Increase (decrease) in due to officers	355,929	224,530	1,339,229
Cash used in operating activities	(313,891)	(36,439)	(2,301,355)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(6,689)
Purchase of scripts and deposits	(2,500)	-	(132,200)
Cash used in investing activities	(2,500)	-	(138,889)

Cash flows from financing activities:
Contributed capital	-	-	25,500
Proceeds from convertible notes payable	200,000	150,000	200,000
Proceeds from related party note payable	-	-	1,316,613
Payments on related party notes payable	-	-	(145,652)
Proceeds from notes payable	-	-	1,317,998
Payments on notes payable	-	-	(254,478)
Advances from shareholder	640,937	29,107	916,799
Payments on shareholder advances	(272,983)	(142,664)	(685,938)
Cash provided by (used in) financing activities	567,954	36,443	2,690,842

Increase (decrease) in cash	251,563	4	250,598

Cash at beginning of period	175	122	1,140

Cash at the end of the period	$251,738	$126	$251,738

Statements of Cash Flows - continued

Camelot Entertainment Group, Inc
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
From
Inception on
For the Nine	For the Nine	April 21, 1999
Months Ended	Months Ended	Through
September 30,	September 30,	September 30,
2009	2008	2009
$	$	$

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Stock issued for related party liabilities	$-	$-	$248,581
Creation of additional debt discount	$-	$-	$920,315
Stock issued for debt and liability conversion	$1,366,457	$30,701	$1,462,215
Derivative liability relieved by conversion	$66,326	$19,722	$134,447
Accrued interest converted into convertible notes payable	$-	$-	$144,143
Accrued salaries relieved with issuance of common stock	$63,000	$-	$324,300
Stock issued per finance agreement	$-	$-	$500,000

The accompanying notes are an integral part of theses financial statements.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Camelot Entertainment Group, Inc. (the “Company” or “Camelot”), a Delaware corporation, is a development stage film, television, digital media and entertainment company. The Company classifies its businesses into the following three major divisions:

●	Camelot Film Group, consisting principally of feature film, television, home video, and digital media production and distribution;

●	Camelot Studio Group, consisting principally of site acquisition, design, development and operation of Camelot Studio locations domestically and internationally; and

●	Camelot Production Services Group, consisting principally of consulting, education, finance, production support and technology services.

At September 30, 2009, the Company had a total of four employees and approximately six consultants, which provide services to the Company on an as-needed basis. The Company also retains independent contractors on a project-by-project basis. The Company has reorganized its operating structure to minimize expenses during the current uncertain economic conditions while maintaining its ongoing and planned activity levels, including planned acquisitions, by outsourcing professional and industry services whenever and wherever possible.

Basis of Presentation

Camelot is considered to be a development stage enterprise in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to September 30, 2009. The Company has not presented the statement of stockholders’ deficit for the nine months ended September 30, 2009, as the significant transactions relate to the issuance of common stock issued for services and conversions of debt which are described elsewhere in the document.

The accompanying unaudited financial statements as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules of the regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent calendar year 2008 as reported in the Company’s Form 10-K have been omitted.  The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The following table sets forth the computation of the numerator and of basic and diluted loss per share for the three and nine months ended September, 2009 and 2008. There were no adjustments to the denominator.

	Three Months Ended,		Nine Months Ended,
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Weighted average common shares outstanding
used in calculating basic earnings (loss) per share	321,354,250	10,794	114,399,848	5,887
Effect of dilutive convertible preferred stock and notes	2,545,357,751	703,492	2,545,357,751	708,399

Weighted average common shares outstanding used in
calculating diluted earnings (loss) per share	2,866,712,001	714,286	2,659,757,599	714,286

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855 Subsequent Events (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted FASB ASC 855 during the three months ended June 30, 2009. The Company evaluated subsequent events through the issuance date of the financial statements, November 10, 2009, and has disclosed the events identified within this filing.

In June 2009, the FASB issued FASB ASC 105 Generally Accepted Accounting Principles (formerly SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). FASB ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. FASB ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted FASB ASC 105 during the three months ended September 30, 2009 with no impact to its financial statements, except for the changes related to the referencing of financial standards.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the nine months ended September 30, 2009, Camelot had no revenue producing operations, a negative working capital of $1,372,482 and an accumulated deficit from inception of $19,997,584. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consist of restructuring its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and its Chief Executive Officer Robert Atwell.  In addition, the Company is planning to close one or more of its anticipated acquisitions during the fourth quarter of 2009. However, especially due to the current worldwide economic conditions, there can be no assurances the Company's efforts will be successful. If these current conditions persist or worsen, the Company may have to delay its planned acquisition and capital raising efforts.

3.	CONVERTIBLE NOTES PAYABLE

Prior Year NIR Funding

As of September 30, 2009, the principal balances of the notes were approximately $976,871. In addition, Camelot amortized $504,224 of the discount on the convertible note payable to interest expense during the same period.

Current Year NIR Funding

On September 3, 2009, the Company’s board of directors ratified an agreement entered into between the Company and New Millennium Capital Partners II, LLC and entered into a Securities Purchase Agreement.  Under the terms of the Securities Purchase Agreement, New Millennium Capital Partners II, LLC, purchased an aggregate of $100,000 in callable convertible secured notes.  The Company received the proceeds from the Agreement in September 2009. The proceeds of the notes will be used for operating purposes.

The notes carry an interest rate of 10% and a maturity date of August 30, 2012.  The notes are convertible into shares of the Company’s common shares at a variable conversion price.  The variable conversion price shall be equal to the applicable percentage of 50% multiplied by the average of the lowest three trading prices for shares of the Company’s common stock during the 20 trading day period prior to conversion.

At its option, Camelot may prepay the Notes if no default exists and there are a sufficient number of shares available for conversion of the Notes and the common stock is trading below the Initial Market Price as adjusted.  In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property, excluding Camelot Studio Group and Camelot Film Group, as well as demand registration rights.

The investors have contractually agreed to restrict their ability to convert Notes and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

Camelot evaluated the convertible notes under current FASB standards and determined that the convertible notes contained compound embedded derivative liabilities which required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. As a result, upon issuance the Company recorded an embedded derivative liability of $77,786 with the offset as a discount to the note. The discount is being amortized over the term of the note using the straight line method.

3.	CONVERTIBLE NOTES PAYABLE - continued

JMJ Financial Funding Agreement

On September 3, 2009, the Company’s board of directors ratified an agreement with JMJ Financial entered into on August 18, 2009.  JMJ Financial and the Company entered into a financing agreement in which JMJ Financial would invest $3,000,000 into the Company over a period of two years through six $500,000 convertible promissory notes.

The Company received an initial $100,000 on August 26, 2009 and the next $100,000 investment was made on October 1, 2009.  The Company received $100,000 on November 1, 2009, and is scheduled to receive $50,000 on or before December 1, 2009, January 1, 2010, and February 1, 2010. Beginning on March 1, 2010, the Company is scheduled to receive a minimum of $100,000 each month until it has received the entire $3,000,000.  The Notes are secured by the Company’s common stock in which the notes convert into.

The notes carry an interest rate of 12% and a maturity date of August 17, 2012.  The Notes are convertible into our common shares at the conversion price.  The conversion price shall be 50% percent of the lowest trading price in the 20 trading days previous to any conversion.

The investors have contractually agreed to restrict their ability to convert the Notes and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

Camelot evaluated the convertible notes under current FASB standards and determined that the Convertible notes contained compound embedded derivative liabilities in which required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. As a result upon issuance the Company recorded an embedded derivative liability of $93,264 with the offset as a discount to the note. The discount is being amortized over the term of the note using the straight line method.

Derivative Liabilities Related to Convertible Instruments

As of September 30, 2009, Camelot estimated the fair value of the embedded conversion feature liabilities to be a total of $496,430 resulting in a loss on derivative liability presented in the statement of operations for the nine months ended September 30, 2009 of $21,468.

At September 30, 2009, the fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 5% of the time and the Company was not in default, the Company would trigger redemption of the note when available, alternative financing would be initially available to redeem the note and start to increase monthly by 10% of the notes to a maximum of 75% and the trading volume would increase at 1% per month.

At September 30, 2009, the fair market value of the Company's warrants was estimated using Black Scholes with the major assumptions of (1) calculated volatility of 200%; (2) expected term of six years; (3) risk free rate of 3.45% and (4) expected dividends of zero.

3.	CONVERTIBLE NOTES PAYABLE - continued

Conversions of Convertible Liabilities

During the nine months ended September 30, 2009, the holders of convertible notes converted $286,317 resulting in the issuance of 466,156,033 shares of common stock. Upon conversion, the Company reclassified approximately $66,326 of the compound derivative to additional paid-in capital.

In the event of full conversion of the aggregate principal amount of the notes of approximately $1,078,943 as of September 30, 2009, the Company would have to issue a total of 2,397,648,889 shares of common stock. However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 82 million shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes, as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

4.	RELATED PARTY TRANSACTIONS

Accrued Salaries

At September 30, 2009, the Company has accrued wages due to its current officers of $737,973.  The amount due to officers includes: Robert Atwell, 491,473, and George Jackson, $246,500. Amounts accrued during the nine months ended September 30, 2008 were $435,000 and $139,530 to Robert Atwell and George Jackson, respectively.

Advances from Affiliates

During the nine months ended September 30, 2009, the Company received $640,937 in advances from an affiliate owned by the Chief Executive Officer.  During the nine months ended September 30, 2009, the Company paid $272,983 in advances back to the Chief Executive Officer. During the nine months ended September 30, 2009, net liabilities due to the Chief Executive Officer, Chief financial Officer and their affiliates satisfied through debt retirement agreements were $1,034,140. All related party advances are due on demand and currently do not incur interest.

5.	PREFERRED STOCK

Preferred Stock Designations

On October 6, 2009, the Company established a Class D Convertible Preferred Stock (“Class D Preferred Stock”). The Class D Preferred Stock has a par value of $0.001, 10,000,000 authorized, is subordinate to all other series of preferred stock and is convertible into one share of common stock once the Company’s common stock achieves a 30 day average closing bid price of $2.50 per share as determined by the Over The Counter Bulletin Board historical daily stock price quote. In addition, holders of Class D Preferred Stock will have the right to convert, as described in the designation, upon a public offering of the common stock by the Company where the offering price is $2.50 or greater. The Company intends to issue the Class D Preferred Stock to common shareholders of record as of July 9, 2009. Stockholders shall be eligible to receive 40 shares of the Class D Convertible Preferred Stock for each one million shares of common stock owned as of the close of trading on July 9, 2009. The Company expects to issue approximately 374,000 shares of Class D Preferred Stock, valued at $37, once the required registration statement is declared effective by the Securities and Exchange Commission.

5.	PREFERRED STOCK - continued

Derivative Valuation

At the time of issuance of the Series A, B and C Preferred stock, the Company did not have enough authorized shares on a fully diluted basis due to the conversion feature of the convertible notes, which caused the Series A, B and C Preferred stock to be tainted, and more akin to debt. In addition, management determined that the Series A, B and C Preferred contained compound embedded derivative liabilities under current FASB standards, because of the classification of these securities as liabilities. The Company determined that the compound embedded conversion features required bifurcation from the remaining Series A, B and C Preferred and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow.

As of September 30, 2009, there were 9,996,510 shares outstanding of Series B Convertible Preferred Stock. The Series B Preferred converts to ten shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

As of September 30, 2009, there were 10,147,511 shares outstanding of Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to common stock and junior to Series B Preferred Stock.

As of September 30, 2009, there were 7,151,500 shares outstanding of Series C Convertible Preferred Stock. The Series C Preferred converts to one share of common stock for every one share of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled to one vote. Series C Preferred ranks superior to common stock and junior to Series A and B Preferred Stock.

As of September 30, 2009, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $22,944 resulting in a gain on derivative liability presented in the statement of operations of $41,098.  At September 30, 2009, the fair market value of the conversion feature derivative related to the Series A, B and C Convertible Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

Determination of Fair Value

The fair value of the Company’s preferred stock issuances are based upon the market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All shares discussed below are valued using these assumptions.

5.	PREFERRED STOCK - continued

Issuances During the first Quarter

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

6.	STOCKHOLDERS’ DEFICIT

Authorized Shares

On March 26, 2009, the Company increased its authorized shares of stock to 6,000,000,000.

On March 29, 2009, the Company increased its authorized shares of stock to 10,000,000,000, including 9,950,000,000 shares of common stock.

On May 12, 2009, the Company increased its authorized shares of stock of 20,000,000,000, including 19,950,000,000 shares of common stock.

Change in Par Value

On June 12, 2009, the Company’s board of directors authorized a reduction in the par value of its common stock from $0.001 to $0.0001.  As a result of the decrease in par value of all of the outstanding common stock, effective June 30, 2009, the amount of common stock was reduced from $12,571 to $1,257, after accounting for the 700 to 1 reverse stock split.  All references to the par value of common stock in the balance of this report have been restated to reflect the change in par value.

Reverse Stock Split

On June 29, 2009, the Company conducted a 700 to 1 reverse stock split of all of its outstanding common stock.  All references to common stock in the balance of this report have been restated to reflect the reverse stock split.

6.	STOCKHOLDERS’ DEFICIT - continued

Determination of Fair Value

The fair value of the Company’s common stock issuances are based upon the closing market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All shares discussed below are valued using these assumptions.

Common Stock Held in Treasury

On September 1, 2009, the Company set aside 100,000,000 shares for future funding and other corporate transactions in order to meet current and contemplated terms and conditions of consulting and funding agreements to be held in reserve. As of September 30, 2009, 100,000,000 are still held in reserve, shown as issued but not outstanding.

Common Stock Issued for Debt Retirement

At various times during the nine months ended, September 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer sold portions of debts, advances and other amounts due to them to third parties through a series of debt purchase transactions pursuant to which the buyers received a convertible note from the Company. Under the terms of the average new note, interest was incurred at 15% per annum and generally had a maturity date of one year from the transaction. In addition, at the holder’s option, at any time after the issuance of the note, the holder may convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at the price of a 50% discount of the average three-deep bid on the day of conversion.  The notes were converted on the date of purchase or immediately thereafter. In connection with these transactions, the Company recorded the excess value of the common stock issued over the note relieved as interest expense. The fair value of the common stock was determined based upon the closing market price of the Company’s common stock on the date of conversion. These transactions were known as “Wrap-Around Agreements” and “Debt Purchase Agreements” (collectively “Debt Retirement Transactions”). The Company chose to terminate all debt related agreements and related transactions on September 23, 2009 as soon as practicable under existing contractual obligations. The following is a summary of the Debt Retirement Transactions during 2009:

Date	Buyer	Shares	Price	Amount Paid	Interest Expense	Est. Value
1/6/09	Watson Investment Enterprises (“Watson”)	428,571	$.035	$15,000	$45,000	$60,000
1/6/09	Hope Capital (“Hope”)	142,857	.038	5,500	20,455	45,455
1/15/09	Watson	157,143	.031	5,000	17,000	22,000
1/28/09	TJ Management (“TJM”)	649,351	.038	23,300	22,155	45,455
2/11/09	Acacia Investors (“Acacia”)	142,857	.035	5,000	5,000	10,000
2/23/09	TJM	649,351	.038	23,300	67,609	90,909

6.	STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued for Debt Retirement  - continued

Date	Buyer	Shares	Price	Amount Paid	Interest Expense	Est. Value
2/23/09	Hope	364,286	.049	18,000	33,000	51,000
2/24/09	Primary Finance (“Primary”)	142,857	.035	5,000	15,000	20,000
2/26/09	Watson	157,143	.031	5,000	17,000	22,000
2/26/09	TJM	649,351	.038	23,300	67,609	90,909
2/26/09	Hope	428,571	.035	15,000	45,000	60,000
3/11/09	Primary	142,857	.035	5,000	5,000	10,000
3/16/09	TJM	649,351	.038	23,300	22,155	45,455
3/19/09	Watson	285,714	.035	10,000	10,000	20,000
3/23/09	Hope	428,571	.035	15,000	45,000	60,000
3/24/09	Watson	71,429	.035	2,500	2,500	5,000
3/24/09	TJM	649,351	.038	23,300	22,155	45,455
3/27/09	Hope	428,571	.035	15,000	15,000	30,000
3/27/09	Watson	285,714	.035	10,000	10,000	20,000
3/31/09	Watson	214.286	.035	7,500	7,500	15,000
4/1/09	TJM	649,351	.038	23,300	22,155	45,455
5/8/09	TJM	649,351	.035	25,000	22,155	45,455
7/14/09	Acacia	7,500,000	.0055	41,625	41,625	83,250
7/15/09	Watson	1,200,000	.004	5,040	12,960	18,000
7/20/09	TJM	11,250,000	.002	22,500	112,500	135,000
7/23/09	Watson	1,250,000	.004	5,000	11,250	16,250
7/28/09	Watson	1,666,667	.003	5,000	16,667	21,667
7/28/09	TJM	11,250,000	.002	22,500	123,750	146,500
8/3/09	K & L Enterprises (“K & L)	8,000,000	.0025	20,000	17,600	37,600
8/4/09	Watson	5,000,000	.002	10,000	12,500	22,500
8/7/09	TJM	16,000,000	.001	20,000	36,000	56,000
8/7/09	Acacia	8,500,000	.0017	14,450	15,300	29,750
8/10/09	Watson	6,666,667	.0015	10,000	4,667	14,667
8/13/09	Acacia	8,500,000	.0035	29,750	36,550	66,300
8/13/09	TJM	16,000,000	.00125	20,000	104,800	124,000
8/14/09	Watson	5,000,000	.002	10,000	34,500	44,500
8/18/09	K & L	13,000,000	.0015	19,500	21,200	50,700
8/18/09	TJM	16,666,666	.0015	25,000	40,000	65,000
8/19/09	Acacia	10,000,000	.0023	23,000	11,000	34,000
8/20/09	Watson	6,444,447	.0015	9,667	14,822	24,489
8/20/09	Watson	3,555,553	.0015	5,333	8,178	13,511
8/25/09	TJM	16,666,666	.0015	25,000	18,333	43,333
8/28/09	K & L	20,000,000	.001	20,000	22,000	42,000
8/31/09	TJM	22,727,272	.0011	25,000	25,000	50,000
9/1/09	Watson	50,000,000	.00075	37,500	57,500	95,000
9/2/09	K & L	25,000,000	.0008	20,000	22,500	42,500
9/8/09	TJM	31,250,000	.0008	25,000	25,000	50,000
9/8/09	K & L	28,571,429	.0007	20,000	25,714	45,714
9/10/09	TJM	25,000,000	.001	25,000	17,500	42,500

6.	STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued for Debt Retirement  - continued

Date	Buyer	Shares	Price	Amount Paid	Interest Expense	Est. Value
9/11/09	Mazuma Holdings (“Mazuma”)	60,000,000	.00075	45,000	51,000	96,000
9/14/09	TJM	50,000,000	.001	50,000	40,000	90,000
9/21/09	TJM	50,000,000	.001	50,000	25,000	75,000
9/24/09	Epic Financial (“Epic”)	54,500,000	.00055	29,975	29,975	59,500
9/29/09	TJM	72,727,272	.00055	40,000	25,455	65,455
	Totals	672,045,451		$1,034,140	$1,599,264	$2,660,234

Common Stock Issued for Services

At various times during 2009, the Company issued common stock for services provided to or on behalf of the Company, including craft services, transportation, security, accounting, production, edgarizing, consulting, marketing, legal architectural, administrative, valuation and management services. The following is a summary of common stock issued for services during 2009:

Date	Name	Shares	Price	Amount	Services
1/23/09	Phillip Parsons	35,714	$.14	$5,000	Craft, Transportation, Security
3/27/09	Phil Scott	71,429	.07	5,000	Accounting Valuation
4/6/09	Phil Scott	71,429	.07	5,000	Accounting Valuation
5/6/09	Phil Scott	71,429	.07	5,000	Accounting Valuation
6/4/09	HK Dyal	57,143	.07	4,000	Production
6/17/09	Phil Scott	71,429	.07	5,000	Accounting Valuation
6/17/09	Rodger Spainhower	71,429	.07	5,000	Edgarizing
7/15/09	Rodger Spainhower	500,000	.015	7,500	Edgarizing
7/16/09	Phillip Parsons	1,000,000	.015	15,000	Craft, Transportation, Security
8/12/09	Complete Advisory Partners	7,000,000	.0078	54,600	Marketing Consulting
8/19/09	Mark Petroff	10,000,000	.0034	34,000	Management Consulting
9/11/09	Ted Baer	10,000,000	.0016	16,000	Legal
9/11/09	Robert Bastien	10,000,000	.0016	16,000	Architectural Consulting
9/11/09	Rodger Spainhower	10,000,000	.0016	16,000	Edgarizing
9/14/09	Hal Nominees Ltd	30,000,000	.0018	54,000	Legal
9/25/09	HK Dyal	20,000000	.0009	18,000	Production
9/25/09	Patrick Winn	10,000,000	.0009	9,000	Administration
9/28/09	Phil Scott	10,000,000	.0009	9,000	Accounting Valuation

Common Stock Issued to Officers and Management

At various times during 2009, the Company issued common stock for services and other consideration provided to or on behalf of the Company by its officers and management. The following is a summary of common stock issued to officers and management for services and other consideration during 2009:

6.	STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued to Officers and Management - continue
Date	Name	Shares	Price	Amount	Services
9/1/09	Jamie Thompson	25,000,000	.0019	$47,500	Camelot Distribution Group
9/25/09	George Jackson	20,000,000	.0009	18,000	Executive Services
9/25/09	Robert Atwell	50,000,000	.0009	45,000	Executive Services

7.	SUBSEQUENT EVENTS

NIR Conversions

Between October 1 and October 29, 2009 the Company authorized the issuance of shares to various note holders in connection with the NIR agreements entered into between the Company and NIR from December 2006 to December 2008.  As a result of the conversions, the Company issued the various note holders 195,816,398 shares of common stock in satisfaction at an average conversion price of $0.00045.

Shares issued for services

On October 12, 2009, the Company issued 10,000,000 shares of common stock to Robert Kerchner of Capital Arts Entertainment for consulting and other consideration to the Company.

On October 12, 2009, the Company issued 10,000,000 shares of common stock to Mike Elliott of Capital Arts Entertainment for consulting and other consideration to the Company.

Debt Agreements

The Company elected to terminate all debt related agreements and related transactions on September 23, 2009 as soon as practicable under existing contractual obligations.  Subsequent to September 30, 2009, all outstanding shares were returned and cancelled.

 On October 5, 2009, the Company issued TJ Management Group, LLC 121,212,121 shares of common stock in satisfaction of notes of $40,000 in accordance with the terms and conditions of the Wrap-Around Agreement between TJ Management Group, LLC and the Company.

Stock Option Plan

In October 2009, the Company established the 2009 Stock Option/Stock Issuance Plan. Under the plan the Company may issue up to 3,000,000,000 shares or options to purchase shares of the Company’s common stock to employees and consultants.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPE’s).

Critical Accounting Estimates

The preparation of our financial statements is in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.  At September 30, 2009, significant accounting estimates relate to the fair value of our derivative liabilities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Critical Accounting Policies

We have defined a critical accounting policy as one that is both important to the portrayal of our financial condition and results of operations; and requires our management to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.

We have identified certain policies as critical to our business operations and the understanding of our results of operations; see our annual report on Form 10-K for these policies. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect our reported and expected financial results. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles accepted in the United States, which contemplates our ability to continue as a going concern. We have experienced recurring operating losses and negative cash flows from operations.  This is due in part to our focus on developing Camelot Studios at ATEP, also referred to herein as “CDT,” which necessitated considerable monetary and time commitments from us in lieu of our pursuing revenue generating opportunities either through our Camelot Film Group or Camelot Production Services Group divisions. Our board of directors made the decision to focus on the CDT project due to the long term importance of the studio and the impact successful completion of that project would have on Camelot Studio Group and our business overall. As a result, we had to delay several revenue generating projects. On September 30, 2008, we elected to terminate our involvement in the CDT project. We are now in the process of implementing several revenue generating projects now that the CDT project has been tabled. Going forward, we will focus on all three divisions so as to maximize revenue generating possibilities while continuing to develop additional studio properties.

Our continued existence is dependent upon our ability to increase operating revenues and/or obtain additional equity financing. As part of our ongoing efforts to obtain additional financing, in January 2008, we agreed to sell up to 30% of our interest in Camelot Development Group, LLC (“CDG”) to Camelot Studio Investors (“CSI”) for up to $3,000,000 on an as-needed basis.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Going Concern Uncertainties - continued

Proceeds from the sale were to be used to retire debt, provide for our operating expenses and establish a reserve for contingency expenditures related to the CDT project and Camelot Studio Group. To date, CSI has only purchased a 2% interest for proceeds of $200,000 in cash and an additional 3% interest through debt conversion.

On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in callable secured convertible notes (the “Notes”) and (ii) warrants to purchase 143 shares of our common stock (the “Warrants”). This transaction is also referred to as the “NIR Financing”.

On March 28, 2003, we entered into a Funding Agreement with Eagle Consulting Group, Inc. (“Eagle”), which was later assumed by The Atwell Group, Inc., to provide for our operational funding. In exchange for 20%of our outstanding common stock on a non-dilutive, continuing basis until we were able to secure additional financing from another source, Eagle provided funding for our annual audits, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. On June 5, 2007, we completed the funding transaction with NIR and its note holders, thereby ending the agreement with Eagle. However, the agreement was reinstated through The Atwell Group in June 2008 when it became necessary for The Atwell Group to continue to provide for our operational funding. As a result, throughout 2008 and 2009, The Atwell Group, Inc. has paid for expenses on our behalf as needed.

On September 3, 2009, our board of directors ratified a financing agreement with JMJ Financial entered into on August 18, 2009 (the “JMJ Financing”).  Pursuant to the JMJ Financing, JMJ Financial agreed to invest $3,000,000 over a period of two years through six $500,000 convertible promissory notes.

We received an initial $100,000 on August 26, 2009 and additional $100,000 investments on October 1, 2009 and November 1, 2009.  We are scheduled to receive $50,000 on or before December 1, 2009, January 1, 2010, and February 1, 2010. Beginning on March 1, 2010, we are scheduled to receive a minimum of $100,000 each month until we have received the entire $3,000,000.  The Convertible Promissory Notes are secured by shares of our common stock into which the notes may be converted.

The notes carry an interest rate of 12% and a maturity date of August 17, 2012.  This interest rate is offset by the 12% interest rate on the Secured & Collateralized Promissory Note.  The notes are convertible into our common shares at the conversion price.  The conversion price is 50% of the lowest trading price in the 20 trading days previous to any conversion.

It appears likely that such funding and financial arrangements with our current investors, note holders and our officers and directors should continue to be sufficient to meet all of our cash requirements in 2009. However, we must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Capital Structure

We have adopted Statement of Financial Accounting Standards No. 129, “Disclosure of Information about Capital Structure” (“SFAS 129”), which requires companies to disclose all relevant information regarding their capital structure.

In accordance with the anti-dilutive provision of our agreement with The Atwell Group, the amount of stock due The Atwell Group is calculated on an annual basis. This anti-dilution provision to the agreement could have a material adverse effect on our shareholders as it might continue for a substantial period of time and as a result the dilutive effect to the shareholders cannot be fully determined until the funding from The Atwell Group ceases.

On September 30, 2009, there were 1,639,955,842 shares of our $0.0001 par value common issued and 1,539,955,842 shares of our $0.0001 par value common stock issued and outstanding. Each share of common stock is entitled to one vote. Common stock ranks junior to all of our preferred stock. The difference between the issued and issued and outstanding is the 100,000,000 shares of our common stock reserved for issuance in connection with our ongoing financial transactions.

On September 30, 2009, there were 9,996,510 shares outstanding of our $0.0001 par value Series B Convertible Preferred Stock. The Series B Preferred converts to ten shares of common stock for every one share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to 1,000 votes. Series B Preferred ranks superior to all other classes of stock.

On September 30, 2009, there were 10,147,511 shares outstanding of our $0.0001 par value Series A Convertible Preferred Stock. The Series A Preferred converts to four shares of common stock for every one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 50 votes. Series A Preferred ranks superior to our common stock and junior to our Series B Preferred Stock.
On September 30, 2009, there were 7,151,500 shares outstanding of our $0.0001 par value Series C Convertible Preferred Stock. The Series C Preferred converts to one shares of common stock for every one share of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled to one vote. Series C Preferred ranks superior to our common stock and junior to our Series A and B Preferred Stock.

Plan of Operations

Overview

We are working to become a fully integrated, broad based entertainment company with planned future global operations which we expect to encompass motion picture production and distribution, television programming, production and syndication, home video acquisition and distribution, digital media production and distribution, development and operation of studio facilities, development of new technologies, and distribution of filmed entertainment worldwide. We seek to become a global leader in the creation, production, distribution, licensing and marketing of all form of creative content and their related businesses across all current and emerging media and platforms. If we are successful in implementing our business model, we could be one of the industry leaders in every aspect from feature film, television and home entertainment production and distribution to DVD, VOD, direct to consumer, digital distribution, licensing and entertainment related digital media.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations - continued

Our business operations are divided up into three major divisions: Camelot Film Group, Camelot Studio Group, and Camelot Production Services Group.

Our main focus as of September 30, 2009, is the completion of three acquisitions within our Camelot Film Group division and the continued growth of our distribution subsidiary, Camelot Distribution Group. We have executed three letters of intent to acquire a London based film and television distribution company, a domestic based film library and a post production facility. Our current plans are to close these at least two of these acquisitions during the fourth quarter and the third no later than the first quarter of 2010. Camelot Distribution Group, and its subsidiary DarKnight Pictures, have acquired distribution rights to six feature films since the addition of Jamie Thompson as President of Camelot Distribution Group in September. Once we have completed the planned corporate and film library acquisitions, we will be focusing on the funding and production of our first slate of films within our Camelot Films® subsidiary.

During the 2009 fiscal year, in addition to the planned acquisitions and the emergence of Camelot Distribution Group, our focus has been on the ongoing development of projects within our Camelot Film Group division, while continuing to pursue opportunities through our Camelot Studio Group division. The emergence of Camelot Film Group as it prepares to unveil its Camelot Production Model (“CPM”) in 2010 points to significant activity for us this year. In order to implement our plans to become a global media and entertainment company, it is critical that we build a solid foundation to build upon, and that begins with making sure that each division is carefully structured and that their respective business models are implemented in accordance with those designs.

There are five steps that comprise the backbone of our operating philosophy. Each step, when implemented, secures the foundation for the next step. These five steps are:

1.	Education; which leads to

2.	Infrastructure; which leads to

3.	Utilization; which leads to

4.	Opportunity; which leads to

5.	Success

The current focus of our operations is our Camelot Film Group division where we have acquired several literary properties as we gear up to hopefully begin physical production in 2010 on several projects in our production pipeline. Veteran producer, H. Kaye Dyal, has been brought in to head up production for us in our Camelot Features division, and he has brought in several projects that are in various stages of development.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations - continued

Fiscal year 2009 has also seen the emergence of our production and distribution division, Camelot Film Group, and the proprietary Camelot Films® Camelot Production Model (“CPM” ) Designed to have mainstream appeal and franchise potential, the CPM provides for the development, production, marketing and distribution of motion pictures by combining the efficiencies realized by studios of the early 1900’s with the artistic focus and diversity of today’s independent productions. Using this approach, we believe the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CPM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas many independent films are limited by the types of post production technology used, due in part to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum number of original motion pictures each year. One benchmark of the CPM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

Within our Camelot Group division, Camelot Films® plans to focus on high quality, suspense, action, thriller, comedy and dramatic commercial content. Camelot Features will continue to develop its limited catalogue of literary properties and preparations to begin pre-production on some of its projects as packaging is completed. Camelot Television Group plans to continue to explore potential pilots and television series to produce. Camelot Urban Entertainment is expected to complete its first feature length documentary during 2010 and continue the development process on several feature film properties currently being developed. Camelot Film Group plans to accelerate the activity in its Latin entertainment division once it completes its search for an executive to lead that division. We also plan to increase activity in our family division, Ferris Wheel Films. Further, we hope to renew our consulting agreement with Capital Arts Entertainment. Experts in efficient budget production, the management of Capital Arts has over 250 film credits in production and distribution, and they have an excellent industry reputation. Camelot Gaming and our Digital Media division should begin to see activity in 2010.

Due to our prior focus and the commitment of resources on the Camelot Studios at ATEP project, we made the decision to slow down the progress of our other divisions and concentrate on completing the development and entitlement process of the CDT project.  When that stopped, we refocused our attention on Camelot Film Group and will be increasing activity in Camelot Production Services Group during 2010. Notwithstanding the foregoing, our priority in 2010 will be as follows: first, Camelot Film Group; second, Camelot Production Services Group; and third, Camelot Studio Group.

In addition, we have launched our new web site, www.camelotent.com. Our new web site allows us to provide more detail on our activities with regular updates. We plan to continue to develop and refine our web site to make it fully interactive and provide those accessing our site with the latest technical innovations and industry wise links. Our site is expected to provide digital downloading capability, previews, film clips, distance learning, IPTV channels, blogs, user email, retail outlets, screenplay and film submissions, uploading capability and consumer interactive sections, including a consumer film review section where the public can submit their own personalized film, television and digital media reviews in addition to reviews of the commercial products featured in the film, television and digital media productions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

  Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long-term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful as an indication of future performance.  Our current liquidity and capital resources are provided principally through our current agreements with The Atwell Group, Inc., which are discussed below under Recent Financing. During the nine months ended September 30, 2009, we had no revenue producing operations, a negative working capital of $1,372,482 and an accumulated deficit from inception of $19,997,584. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consists of restructuring our debt and seeking additional financial resources from existing investors, note holders and Chief Executive Officer Robert Atwell.

During the past nine months, we have received financial advances from our Chief Executive Officer, Robert Atwell, who has been able to sell some of his debt to third parties.

Recent Financing

NIR Financing

As described above, on December 27, 2006, we entered into the NIR Financing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations - continued

Pursuant to the NIR Financing, the Investors purchased Notes and Warrants in two tranches as set forth below:

1.	At closing on December 27, 2006 (“Closing”), the Investors purchased Notes aggregating $600,000 and Warrants to purchase 143 shares of our common stock; and

2.	Upon effectiveness of the Registration Statement, on June 5, 2007, the Investors purchased Notes aggregating $400,000.

The Notes carry an interest rate of 8% per annum and a maturity date of December 27, 2009. The notes are convertible into our common stock at 50% of the average of the lowest three trading prices for our shares of common stock during the 20 trading day period prior to conversion.

At our option, we may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price of our common stock is at or below $17,500 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $17,500, we may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by 36 plus one month’s interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

We simultaneously issued to the Investors seven-year Warrants to purchase 143 shares of our common stock at an exercise price of $10,500.

In connection with a financing and pursuant to a Structuring Agreement, we also issued to Lionheart Associates, LLC d/b/a Fairhills Capital (“Lionheart”) warrants representing the right to purchase up to eight shares of our common under the same terms as the Warrants issued to the Investors.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

As a result of our SB-2 Registration, a total of 189 shares of common stock were registered. They were all converted at various prices during 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations - continued

The aggregate principal amount of the Notes is $1,003,753. The estimated conversion price of the Notes is $0.00045 based on the following: $0.0009 was the average of the lowest three trading prices for our shares of common stock during the 20 trading days prior to September 30, 2009, less a 50% discount. Thus, at a discounted price-per-share of $.00045, 2,230,562,222 shares of our common stock would be issuable upon conversion of $1,003,753 into our common stock (“Conversion Shares”). However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 80,000,000 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by us that would result in the inability of the note holders to convert during any given 30-day period.

The following table shows the effect on the number of shares issuable upon full conversion, in the event the common stock price declines by 25%, 50% and 75% from its the most recent trading price.  The Notes cannot be converted below the value of .0001.

		Price Decreases By
	9/30/2009	25%	50%	75%
Average Common Stock Price (as defined above)	$0.0009	$0.000675	$0.00045	$0.000225
Conversion Price (50% Discount)	$0.00045	$0.000225	$0.0001	$0.0001
100% Conversion Shares

There is no limit to the number of shares that we may be required to issue upon conversion of the Notes, as it is dependent upon our share price, which varies from day to day. This could cause significant downward pressure on the price of our common stock.

Additional NIR Financing

On August 28, 2008, we entered into an additional NIR financing transaction whereby the investors purchased an aggregate of (i) $160,000 in Callable Secured Convertible Notes, and (ii) warrants to purchase 286 shares of our common stock.

On September 3, 2009, our board of directors ratified an agreement entered into with New Millennium Capital Partners II, LLC on August 31, 2009, and entered into a Securities Purchase Agreement.  Under the terms of the agreement, New Millennium Capital Partners II, LLC, purchased an aggregate of $100,000 in callable convertible secured notes.  We received the proceeds from the agreement on September 2, 2009.

The notes carry an interest rate of 10% and a maturity date of August 30, 2012.  The notes are convertible into our common shares at the variable conversion price.  The variable conversion price shall be equal to the applicable percentage multiplied by the average of the lowest three trading prices for our shares of common stock during the 20 trading day period prior to conversion.

At our option, we may prepay the Notes if no default exists and there are a sufficient number of shares available for conversion of the Notes and the Common stock is trading below the initial market price as adjusted.  In addition, we have granted the investors a security interest in substantially all of its assets and intellectual property, excluding Camelot Studio Group and Camelot Film Group, as well as demand registration rights.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations - continued

The investors have contractually agreed to restrict their ability to convert the notes and receive shares of our common stock such that the number of shares of our common stock held by them and their affliliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of common stock.

We simultaneously issued to the investors seven year warrants to purchase 28,571 shares of our common stock at an exercise price of $0.70.

JMJ Financing

As described above, on September 3, 2009, we entered into the JMJ Financing whereby JMJ Financial agreed to invest $3,000,000 over a period of two years through six $500,000 convertible promissory notes.  To date, we have received $300,000 from the JMJ Financing.

We are scheduled to receive $50,000 on or before December 1, 2009, January 1, 2010, and February 1, 2010. Beginning on March 1, 2010, we are scheduled to receive a minimum of $100,000 each month until we have received the entire $3,000,000.

Other Events: Non Binding Letter of Intent to Acquire Post Production Company, TV Distribution Company and Film Library

On August 25, 2009, we entered into a non-binding Letter of Intent to acquire all of the outstanding stock of a post-production film studio located in the United States (the “Target Studio”).  Pursuant to the Letter of Intent, we have negotiated a total purchase price of $8,749,155 to be paid as follows: (i) $4,287,086 in cash, and (ii) $4,462,069 in our preferred stock.  Furthermore, we have agreed to provide warrants to purchase up to $1,000,000 of our common stock, at a purchase price equal to the 90 day average bid price of our common stock immediately following the closing of a definitive agreement.  In addition, there is a provision for the current executives of the Target Studio to receive an employment agreement and remain with the Target Studio for a minimum of five years.  Lastly, we agreed to enter into a profit sharing plan with the executives of the Target Studio.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations - continued

On August 29, 2009, we entered into a non-binding Letter of Intent to acquire all of the outstanding stock of a film and television distribution company located in the United Kingdom (the “Target Distribution Company”).  Pursuant to the Letter of Intent, we have negotiated a total purchase price of $8,500,000 to be paid as follows: (i) $4,165,000 in cash, and (ii) $4,335,000 in a class of our preferred stock, which shall receive a fixed annual dividend of 8%.  Furthermore, we have agreed to provide warrants to purchase up to $1,000,000 of our common stock, at a purchase price equal to the 90 day average bid price of our common stock immediately following the closing of a definitive agreement.  In addition, there is a provision for the current executives of the Target Distribution Company to receive an employment agreement and remain with the Target Distribution Company for a minimum of five years.  Further, we agreed to enter into a profit sharing plan with the executives of the Target Distribution Company.

On September 27, 2009, we entered into a non-binding Letter of Intent to acquire the film library of an entertainment company located in the United States (the “Library”).  Pursuant to the Letter of Intent, we have agreed to negotiate a total purchase price to be paid as follows: (i) 49% in cash, and (ii) 51% in class of our convertible preferred stock, which shall receive a fixed annual dividend of 8%.  Furthermore, we have agreed to provide warrants to purchase up to $500,000 of our, at a purchase price equal to the 90 day average bid price of our common stock immediately following the closing of a definitive agreement.

The Atwell Group

During the nine months ended September 30, 2009, The Atwell Group, Inc. and its affiliates has paid for expenses and advanced funds to us or on our behalf as needed.

RESULTS OF OPERATIONS

General

Available Information and Website

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge at the SEC’s website, www.sec.gov, and on our website at www.camelotfilms.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

Business Development

Camelot Films®, Inc., now our subsidiary, was originally founded in 1978 by our Chief Executive Officer, Robert P. Atwell, as a feature film production and film finance management company. Camelot Films was originally incorporated in Delaware and had offices in London, England, Los Angeles, California and New York, New York. Between 1978 and 1988, Camelot Films was actively involved in the development, finance and production of independent feature films. Between 1988 and 2003, Camelot Films was primarily active in the development and financial structuring of independent feature films and the ongoing development of its Camelot Production Model (“CPM”). Beginning in 2003, Camelot Films once again became active in the production and distribution of independent feature films, along with its development and finance activities.

On October 1, 1999, our predecessor entity was incorporated in Delaware as Dstage.com, Inc.  On March 31, 2003, we absorbed the operations of Camelot Films as part of a corporate restructuring. As a result of this restructuring, our management team, headed by Robert Atwell, adopted a new business model to pursue the development, production, marketing and distribution of motion pictures.  On April 16th, 2004, we changed our name to Camelot Entertainment Group, Inc.

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

During 2004 and 2005, we formally acquired our three Camelot Films subsidiaries, Camelot Films, Inc., a Nevada corporation; Camelot Films, Inc., a California corporation; and Camelot Films, Inc., a Delaware corporation. We also established a family film subsidiary, Ferris Wheel Films, Inc., a Nevada corporation. In September 2005, we established Camelot Studio Group with the responsibility of acquiring, designing, developing and operating our planned major studio complexes. Also in September 2005, we began the process of assessing the feasibility of an educational studio complex in Tustin, California. Designed to be a state-of-the-art education and technology campus with an emphasis on film, television and digital media, the project known as the “Advanced Technology and Education Park,” which was planned to be the home base for Camelot Studio Group operations, has been tabled. Camelot Studio Group is currently assessing the feasibility of additional complexes in Las Vegas, Anaheim, San Diego and New Orleans.

During the 2006 fiscal year, with the emergence of our studio group operations, we decided to implement a corporate structure that would feature us as the parent company, and three divisions, Camelot Film Group; Camelot Studio Group; and Camelot Production Services Group. By establishing three top-level divisions, we expect to be able to streamline our management efforts in the future, concentrate cost centers and expand revenue potential.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

Between 2005 and 2008, our efforts were focused on our first major studio complex through our Camelot Studio Group division and on the continuing development of projects through our Camelot Film Group division. We also continued to make progress toward the planned launch of our various divisions described herein. With that project ending, we refocused on the development of our Camelot Film and Camelot Production Services divisions during 2009. As a result, we are currently negotiating three acquisitions and have expanded our Camelot Distribution Group operations.

THREE MONTH PERIOD SEPTEMBER 30, 2009, COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED).

We did not generate any revenue during the three months ended September 30, 2009, nor the three months ended September 30, 2008.

All expenses incurred during the comparative periods were general and administrative in nature.

We have incurred $14,549,139 of general and administrative expenses since our inception. General and administrative expenses were $657,729 for the three months ended September 30, 2009, compared to $472,957 for the three months ended September 30, 2008.  The increase in our expenses is primarily due to increased officer salaries, travel, and professional fees and services for that period.

The general and administrative expenses for the three months ended September 30, 2009 were comprised of: $142,500 in officers salaries; $77,100 in professional fees; $20,000 in accounting fees; $61,000 in legal fees; $204,929 in professional services; rent of $10,357; marketing costs of $24,375; stock transfer fees and costs of $7,194; administrative costs and other fees of $21,052; health insurance costs of $10,065; travel costs of $26,158; and $54,000 in costs for due diligence related to potential acquisitions.

Other income (expense) for the three months ended September 30, 2009, was ($1,458,691), which consisted of a loss of $166,259 from the change in the fair value of our derivative liabilities on our convertible note and preferred stock. Interest expense during the three months ended September 30, 2009 was $1,292,432 which consisted mostly of expenses related to the excess of fair value of our common stock of debt satisfied.  During the three months ended September 30, 2008, other income (expense) of $241,174 consisted of a gain on derivative liabilities of $327,522, and interest expense of $86,348.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

NINE MONTH PERIOD SEPTEMBER 30, 2009, COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

We did not generate any revenue during the nine months ended, September 30, 2009, nor in the nine months ended September 30, 2008.

All expenses incurred during the comparative periods were general and administrative in nature.

General and administrative expenses were $1,130,572 for the the nine months ended September 30, 2009, compared to $874,769 for the the nine months ended September 30, 2008. The increase in our expenses is primarily due to an increase in officer salaries, travel, professional fees and services for the period.

The general and administrative expenses for the nine month period ended September 30, 2009, were comprised of: $427,500 in officers salaries; $212,558 in professional services; rent of $22,045; marketing costs of $63,626; stock transfer fees and costs of $30,033; administrative costs and other fees of $28,958; audit costs of $48,700; legal fees of $78,842; $32,253 in valuation costs; $75,699 in other professional fees; $54,000 costs for due diligence related to potential acquisitions; health insurance of $10,065; and travel costs $32,103.

Other income (expense) for the nine months ended September 30, 2009, was ($2,161,991), which consisted of a gain of $19,630 from the change in the fair value of our derivative liabilities on our convertible note and preferred stock. Interest expense during the nine months ended September 30, 2009 was $2,181,621 which consisted mostly of expense related to the excess of fair value of our common stock of debt satisfied.  During the nine months ended September 30, 2008, other income (expense) of $1,176,449 consisted of a gain on derivative liabilities of $1,222,187, other income $200,000 and interest expense of $245,738.

ITEM3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 4.  CONTROLS AND PROCEDURES- continued

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that information required to be disclosed is accumulated and communicated to our management to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the nine months ended, September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

Management’s Report on Internal Control Over Financial Reporting

Our management, including the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipt and expenditures are being made only in accordance with authorizations of management and our board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30,2009, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

ITEM 4.  CONTROLS AND PROCEDURES- continued

Management’s Report on Internal Control Over Financial Reporting- continued

In light of the material weaknesses described below, our management, including the Chief Financial Officer, performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Our management, including the Chief Financial Officer, has discussed this matter with our current independent registered public accounting firm. To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to address these weaknesses. These procedures include using an external consultant to assist in the identification and calculation of difficult accounting transactions which generally are associated with debt and equity.

ITEM 4T.	CONTROLS AND PROCEDURES

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

There have been no events which are required to be reported under this item.

ITEM 6.	EXHIBITS

10.1	Debt Purchase Agreement with K&L International Enterprises, Inc., dated August 3, 2009

10.2	Promissory Note with K&L International Enterprises, Inc., dated August 3, 2009

10.3	Form of Debt Purchase Agreement entered into with Primary Finance, LLC, TJ Management Group, LLC, Watson Investment Enterprises, Inc., Mazuma Holding Corp., and Epic Worldwide, Inc.

10.4	Form of Convertible Note issued to Primary Finance, LLC, TJ Management Group, LLC, Watson Investment Enterprises, Inc., Mazuma Holding Corp., and Epic Worldwide, Inc.

ITEM 6.	EXHIBITS - continued

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.

Date: November 16, 2009	By:	/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ George Jackson
George Jackson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)