Form 10-K
period 2009-12-31
Camelot Entertainment Group, Inc.
filed 2010-04-20
CIK 1115818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2009

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
COMMON STOCK, PAR VALUE $0.0001
(TITLE OF CLASS)

i

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑      NO ☐

As of December 31, 2009, the total issued Common Stock of the Registrant is 3,061,330,703 shares, including 100,000,000 shares held in reserve, resulting in 2,961,330,703 total common shares issued and outstanding. The approximate aggregate market value of 2,739,987,415 Common Stock shares held by non-affiliates of the Registrant, based on 2,961,330,703 total outstanding shares, calculated at a market price of $.0001, had a market value of $273,999 as of December 31, 2009. Total market value of all outstanding shares was $296,133 as of December 31, 2009.

Of the 2,961,330,703 total Common Stock shares outstanding, 332,699,674 shares were restricted. 2,728,631,029 shares were classified as non-restricted.  As of December 31, 2009, there were 1,339,014,717 shares held in CEDE, also known as the public float. There were an additional 100,000,000 shares issued, but not outstanding, held in reserve for financing activities.

On December 31, 2009, the Registrant had outstanding 2,961,330,703 shares of Common Stock, $0.0001 par value. The Registrant had outstanding 27,295,521 shares of Preferred Stock, $0.0001 par value.

As of April 15, 2010, the Registrant had 8,448,116,075 shares issued, with 8,098,116,075 shares of Common Stock issued and outstanding, having a $0.0001 par value and 50,443,032 shares of Preferred Stock were issued and outstanding, having a $0.0001 par value.

The Registrant's revenues for the year ended December 31, 2009 were $0.

DOCUMENTS INCORPORATED BY REFERENCE: SEE ITEM 13

ii

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2009

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

iii

PART I

ITEM 1. BUSINESS

Our Business

Camelot Entertainment Group, Inc. (the “Company” or “Camelot”), a Delaware corporation, is a film, television, digital media and entertainment company. During fiscal year 2009, Camelot Entertainment Group had limited operations and therefore was classified as a development stage company.

Our business model classifies our existing and planned operations into the following three major divisions:

•	Camelot Film Group, consisting principally of feature film, television, home video, and digital media production and distribution, including Camelot Distribution Group and DarKnight Pictures;

•	Camelot Studio Group, consisting principally of site acquisition, design, development and operation of Camelot Studio locations domestically and internationally;

•	Camelot Production Services Group, consisting principally of consulting, education, finance, production support and technology services.

The current primary focus of the Company is to maximize profits through the distribution and exploitation of feature films, television and digital media through its wholly owned subsidiary Camelot Film Group, Inc. and its Camelot Distribution Group, Inc. subsidiary. To provide a solid foundation for our distribution activities and to provide that division with a steady flow of titles through our product pipeline, the Company is in the process of negotiating the rolling up of several corporate entities and their respective film, television and digital media libraries into Camelot through four planned acquisitions.

The Company is also pursuing its planned film slate which incorporates the Company’s proprietary Camelot Production Model in order to further bolster the titles available through the Company’s product pipeline. We are continuing to pursue several opportunities within our Camelot Studio Group division, specifically negotiating the acquisition of potential studio sites in Las Vegas, Nevada and New Orleans, Louisiana. We are also continuing discussions with potential partners for the development of a studio site in Orange County, California.  In our Camelot Production Services Group division we plan to concentrate on the development of our consulting and financial services activities once we have stabilized our other divisions.

All of the aforementioned acquisitions and negotiations are complex financial transactions and there can be no guarantee that we will be able to successfully complete those transactions. While at present our distribution operations are growing, volatile market conditions and the ongoing uncertainty of the global economic outlook could stymie that growth at any time and increase the pressure on an already strained corporate financial structure. Any or all of the above uncertainties could have a material adverse effect on the Company.

            At December 31, 2009, we had increased our corporate staff to a total of seven (7) full time and part time employees and approximately four (4) consultants which provides services to the Company on an as needed basis. The Company also retains independent contractors on a project by project basis to reduce our overhead. While our main activity during the past three years had been centered within our Camelot Studio Group division, during the 3rd and 4th quarter of 2008 we refocused our development activities within our Camelot Film Group division. While we continued to pursue potential studio sites within our Camelot Studio Group division, we have had very limited operations in our Camelot Production Services Group division during 2009. We reduced the size of our headquarters office space, moving our main office to Irvine, California during the first quarter of 2009. In August 2009, we opened our international office in London, England. In October 2009, we opened our distribution and production offices in Universal City, California.

Camelot is being built utilizing four steps that are critical to our development as a film, television, digital media and entertainment company:

•	Education

•	Infrastructure

•	Utilization

•	Opportunity, which leads to Success

ITEM 1. BUSINESS - continued

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

For convenience, the terms the “Company,” “Camelot” and the “Registrant” are used in this report to refer to both the parent company and collectively to the parent company and the divisions and/or subsidiaries through which its various businesses are conducted or are planned to be conducted in the future, unless the context otherwise requires. As a development stage company, our operations to date have been limited and as a result Camelot has generated only limited revenues from inception through December 31, 2009.

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

Available Information and Website

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s website at www.camelotent.com as soon as reasonably practicable after such reports are electronically filed with the SEC. They can also be found on the SEC website at www.sec.gov.

  Business Development

Camelot Films®, Inc., now a subsidiary of the Company, was originally founded in 1978 by our current Chairman, Robert P. Atwell, as a feature film production and film finance management company. Camelot Films® was originally incorporated in Delaware and had offices in London, England, Los Angeles, California and New York, New York. Between 1978 and 1988, Camelot Films® was actively involved in the development, finance and production of independent feature films. Between 1988 and 2003, Camelot Films® was primarily active in the development and financial structuring of independent feature films and the ongoing development of its Camelot Production Model (“CPM”). Beginning in 2003, Camelot became active once again in the production and distribution of independent feature films, along with its development and finance activities.

On October 1, 1999, the Company’s predecessor corporate entity was incorporated in Delaware as Dstage.com, Inc.

On March 31, 2003, the operations of Camelot Films® were absorbed into the Company as part of a corporate restructuring. As a result of this restructuring, the Company’s new management team, headed by Mr. Atwell, adopted a new business model to pursue the development, production, marketing and distribution of motion pictures.

On April 16th, 2004, the Company officially changed its name to Camelot Entertainment Group, Inc.

Our initial business development plan was to become a vertically integrated media enterprise that creatively conceptualizes, finances, produces, and distributes original entertainment content across various media, including motion pictures, television, interactive gaming, radio and a multitude of digital media channels.  Through the absorption of Camelot Films® and the establishment of key operating divisions, including Camelot Distribution Group Inc., a Nevada corporation, we began to implement our new business model of acquiring, developing, producing, marketing and distributing motion pictures, television and digital media on a limited basis.

During 2004 and 2005, we formally acquired our three Camelot Films® subsidiaries, Camelot Films®, Inc., a Nevada corporation, Camelot Films®, Inc., a California corporation, and Camelot Films®, Inc., a Delaware corporation. We established a family film subsidiary, Ferris Wheel Films, Inc., a Nevada corporation. In September 2005, we established Camelot Studio Group with the responsibility of acquiring, designing, developing and operating our planned major studio complexes. Also in September 2005, we began the process of assessing the feasibility of an educational studio complex in Tustin, California. Designed to be a state-of-the-art education and technology campus with an emphasis on film, television and digital media, the project known as the “Advanced Technology and Education Park”, which will be the home for “Camelot Studios at ATEP”, is now in the entitlement process.

ITEM 1. BUSINESS - continued

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

During fiscal year 2008, our efforts to develop our first major studio complex through the Camelot Studio Group division were put on hold due in part to the credit crunch and economic downturn.  In August, 2008, our first major studio project, Camelot Studios at ATEP, was unexpectedly terminated. As a result, we began the process of restructuring our limited operations, which to date have not produced any significant revenues. We continued to make progress in our Camelot Film Group division with the addition of Mr. H. Kaye Dyal as head of production for Camelot Features and also in the other divisions as we continued to work on the development of the Camelot business model. We refocused our efforts on the development, financing, production and distribution of several projects in our Camelot Film Group division. In addition, negotiations continued on several potential acquisitions for Camelot, which we expect will move forward as current economic conditions improve. While we have refocused our efforts on Camelot Film Group, we still are pursuing several projects in our Camelot Studio Group division, in addition to our ongoing activities in our Camelot Production Services Group division. During the third and fourth quarter of 2008, we had limited and minimal operations as we went through the restructuring process. Our stock price continued to drop, resulting in significant increases in the amount of stock being issued for funding, services and other consideration.

During fiscal year 2009, we made significant progress within Camelot Film Group as we expanded our distribution activities, acquiring films, and began setting the stage to generate revenues in 2010. Jamie Thompson was named President of Camelot Distribution Group. Jessica Kelly was named Vice President of Sales and Marketing. We established DarKnight Pictures for our genre driven product line. We made several key additions to our legal and finance team. We entered into four letters of intent to acquire four different companies, including three distribution companies and one post production facility.. While there can be no guarantee that these acquisitions will close, we expect to either conclude these transactions or abandon them during 2010. We continued to pursue the development and implementation of the Camelot Production Model in conjunction with our distribution activities, along with expanding the production undertakings of Camelot Features as further described in this report. In addition, we began preliminary negotiations on potential studio sites in Las Vegas and New Orleans. We reestablished Camelot Films® U.K. Limited and opened up a small office in London. We opened up our distribution and production offices in Universal City, California.

Business of the Issuer

Our Structure

We are comprised of the following three top-level divisions that can act in concert on our projects or autonomously as circumstances warrant:

▪	Camelot Film Group (“CFG”)
▪	Camelot Studio Group (“CSG”)
▪	Camelot Production Services Group (“CPS”)

 Currently, our main activity is in our CFG division, although we continue to make progress in our CSG division. We also expect increased activity during 2010 in our CPS division. Historically, our activity in Camelot Film Group (“CFG”) and Camelot Production Services Group (“CPS”) has been limited. Our main activity had been in our Camelot Studio Group (“CSG”) division. As we progress through the implementation of our business model, each of our divisions are expected to become fully operational. This process is expected to take approximately three to five years (to be fully operational).

Camelot Film Group is responsible for all content acquisition, production and distribution. It plans to be organized into nine divisional units:

·	Camelot Films®
·	Camelot Features
·	Camelot Television Group
·	Camelot Urban Entertainment
·	Camelot Latin Entertainment
·	Ferris Wheel Films
·	Camelot Gaming
·	Camelot Digital Entertainment
·	Camelot Distribution Group/DarKnight Pictures

ITEM 1. BUSINESS - continued

Our Structure - continued

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

Camelot Film Group

Our core business model, while going through different structures during the years, has remained basically the same since the inception of Camelot Films® in 1978: modernize in a creative and fiscally responsible way the development, production and distribution of feature films. While in recent years our business model has matured to include television and digital media, the foundation of our business model remains entrenched in the motion picture industry.

Camelot Film Group is comprised of three key divisions:  Camelot Films®, Camelot Features and Camelot Distribution Group. Camelot Distribution Group is divided into two operating divisions, Camelot Distribution for main stream titles and DarKnight Pictures, Inc., for genre titles.

With our renewed focus on generating revenues through our distribution activities, the following feature films were acquired for distribution by Camelot Distribution Group and DarKnight Pictures during the fourth quarter of 2009 as we began selling these films both domestically and internationally with revenues expected to be received by us beginning in the first quarter of 2010:

Camelot Distribution Group:

Title:

The Fallen
Wiener Dog Nationals
The Wiffler

ITEM 1. BUSINESS - continued

DarKnight Pictures:

Title:

Samurai Avenger
Nude Nuns with Big Guns
First Strike

We currently have the following pictures in production:

Title

Damn Right I’m Mad

This full length documentary production is the first production undertaken by Camelot Urban Entertainment, a division of Camelot Film Group. The current version of the film is in post production with additional material expected to be added in 2010. The documentary is a multi-year project. It is being directed by Omar McGee, who has been working with us to establish Camelot Urban Entertainment. We expect to commence distribution of the film in 2010.

We currently have the following pictures in various stages of pre-production:

Title

Girls Day Out
Survival Trilogy
Iceman
Eyes of the Red Skull
Invincible

We currently are considering, negotiating agreements or have in development the following feature film projects:

Title

Mexican Alarm Clock
Gracelawn
Hard to Kill
Digby, the Gunpowder Plotters Legacy
Dying to Live
Back to Life
Will Triumph Fights Alone
The Black Mask*
Mad, Mad Mary Jane*
King Baby*
In the Shadow of Wings*
A Rose for Emily*
The Kiss Off*
Kimberly Drake*
The Great Night*
Raising Hell*
Go For It*

*Through Media Financial Partners, Inc.

 Camelot Films®

Camelot Films® is home to our unique “Camelot Production Model”, also known as “CPM”. Formerly referred to as the “Camelot Studio Model”, or “CSM”, the advent of our Camelot Studio Group division in 2005 necessitated a name change for this different approach to the development, production and distribution of feature films. The CPM provides for multiple feature films to be produced in annualized schedules known as “Slates”.  The CPM incorporates the basic features previously described, including financial transparency, full time employment, stock ownership and revenue sharing. The CPM offers maximum flexibility, cost reductions, increased productivity, embraces new technologies and provides education and employment opportunities.

ITEM 1. BUSINESS - continued

With proposed annualized budgets and a production schedule that would propose multiple feature films being produced in a short-term period (“Slates”), Camelot Films® takes the best of the old studio system, and merges it into the 21st century. By proposing to eliminate many of the old studio system drawbacks, such as long term, non-negotiable actor contracts which tied an actor to a single studio for years, and by incorporating new business methods and technologies, such as creative freedom and digital, Camelot Films® is designed to provide the filmmaker with the tools necessary to develop, produce and distribute their projects, either through Camelot Films® or through another entity with the assistance of Camelot.

Robert P. Atwell, our Chairman, currently oversees this division.

Camelot Features

A traditional production company, Camelot Features plans to offer complete script development, full packaging services, co-productions and through Camelot Production Services Group financial structuring. Industry veteran H. Kaye Dyal was recently named Head of Production for Camelot Features as a result of his consulting agreement being negotiated with the Company. Camelot Features is currently developing a slate of small to mid-range budget features (see table above). Camelot Features also incorporates elements of the CPM described above. The division will also establish production company incubators to assist new production entities.

Camelot Television Group

The newest addition to the Camelot family, Camelot Television Group plans to be active in pilot production, series development, providing show running services and transitioning television programming into syndication. The division will also establish production company incubators to assist new production entities. We are negotiating with Industry veteran Doug Warner to assist us in developing this division.

Camelot Urban Entertainment

Camelot Urban Entertainment, headed by Omar McGee, is developing, producing and distributing entertainment aimed at the urban marketplace, a fast growing segment of the entertainment industry. It plans to produce features, television, documentaries, music and live events. The division will also establish production company incubators to assist new production entities. The division's first feature documentary, “Damn Right I’m Mad”, is currently in post production.

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

ITEM 1. BUSINESS - continued

Camelot Distribution Group and DarKnight Pictures

Camelot Distribution Group, and its two divisions, Camelot Distribution and DarKnight Pictures, Inc., are responsible for all distribution activities of the Company, including all film, television and digital media productions. This division plans to handle domestic, international, theatrical, DVD, cable, satellite, ancillary markets, network television, syndication, direct distribution, wireless distribution, PPV, VOD and digital downloads. In addition, this division plans to have regional distribution centers both domestically and internationally, strategically located to provide customer service to theater owners, distribution retail outlets and consumers. In the United States, the regional centers are planned to be located in California, Nevada, Louisiana, Florida, North Carolina, Alabama, New Mexico, Illinois, Michigan, New York, Texas and the state of Washington. Internationally, these centers are planned for Belgium, Germany, London, Beijing, Singapore, Tokyo, Sydney, Vancouver, Toronto, Dubai and in Latin America. These distribution centers are expected to provide critical support and customer service to our planned distribution operations throughout the world. With an average of 70% of all film industry revenues generated internationally, the global nature of our business requires ongoing diligence and support. With DVD, on-line purchasing and rental activities maturing into a steady, albeit slower growth segment of the market, with global DVD sales declining as video on demand (“VOD”) and other direct to consumer technology gain a larger market share, customer service will be a key component in our potential success. This division is led by Jamie Thompson, President of Camelot Distribution Group, Inc.

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

 Proposed Current Camelot Studio Group Project Locations

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

ITEM 1. BUSINESS - continued

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

This division will be the last of the three major divisions to become fully operational. Aspects of the planned operations are already underway, as they are intertwined with our Camelot Film Group and Camelot Studio Group activities.

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

ITEM 1. BUSINESS - continued

Camelot Entertainment Consulting Group

Our consulting group is expected to provide film, television and digital media consultation services to third-party production companies, distributors and industry professionals. The group plans to provide banks, funds and other financial institutions with fiscal consultation specifically related to the film, television and digital media industry.

Camelot Post Production

Our post production department will be responsible for providing Camelot Film Group with the best post production capabilities available in order to meet their post production requirements. This department plans to utilize the latest technology available to support the production process, working with such companies as Avid and Apple (Final Cut). It will provide sound, special effects, ADR, editing, digital interface and other digital applications, music and deliverables.

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

Recent Developments

During fiscal year 2009, we made significant progress within Camelot Film Group as we unveiled our new distribution team and began the process of acquiring and distributing product. Jamie Thompson was named President of Camelot Distribution Group. Jessica Kelly was named Vice President of Sales and Marketing. We made several key additions to our legal and finance team. We entered into four letters of intent to acquire four different companies, including three distribution companies and one post production facility. The negotiations for these acquisitions are ongoing and are dependent on raising significant financing. We expect to either conclude or terminate negotiations during 2010. There can be no assurance that we will be successful in acquiring these entities.. We continue to pursue the development and implementation of the Camelot Production Model in conjunction with our distribution activities, along with expanding the production undertakings of Camelot Features as further described in this report. In addition, we began preliminary negotiations on potential studio sites in Las Vegas and New Orleans. We reestablished Camelot Films® U.K. Limited and opened up a small office in London.

ITEM 1. BUSINESS - continued

Following the unexpected termination of our agreement to develop our first major physical studio project in August 2008, we began the process of restructuring our organization in order to focus on our core business objectives, which include the development, production and distribution of feature film, television, home video and digital media production. As part of this transition, we expanded our distribution activities in 2009, including bring in a new president of Camelot Distribution Group, a subsidiary of Camelot Film Group, Inc., one of our three major operating divisions. As a result, during the third and fourth quarters of 2009, we acquired a number of feature films for distribution for $37,500 to began generating operational revenues in 2010.

In August 2009, we also entered into a financing agreement with JMJ Financial which will provide us with $3,000,000 in operating capital over the next two years. This funding commitment along with our current revenue generating capabilities should enable us to sustain operations for the foreseeable future.

Although we did not earn any revenues during fiscal year 2009, we did begin generating revenues from our distribution activities in fiscal year 2010. Due to our limited operations and the long-term revenue cycle of the film business in general, our early 2010 revenues will be minimal. However, we do expect to begin to generate significant revenues during fiscal year 2010. Our ability to develop sustained operations and to generate revenues is to a great extent dependent upon successful resolution of the “chill” situation with DTCC and completion of our planned funding activities during 2010 and beyond, which will allow us to complete the planned acquisitions and continue to expand our distribution activities. Failure to complete our funding objectives as discussed herein could have a material adverse effect on our ability to complete the acquisitions and therefore expedite the expansion of our planned operations.

We believe that the direction the Company is now taking along with the financing commitments we have obtained through our financing agreement with JMJ Financial will allow us to fully implement our business plan and as a result make progress toward sustaining operations in 2010 and beyond and as a result no longer be classified as a development stage company, and further, provide us with the opportunity to become listed on a national exchange.

Principal Products or Services and Their Markets

    Although our operations have been limited, our focus during 2009 has been on expanding Camelot Film Group, focusing on the proposed development, production, marketing and distribution of original motion pictures, television and digital media. Our operations are currently centered on activities within Camelot Distribution Group and DarKnight Pictures, where we have been acquiring product and generating revenues. Our objective at Camelot Film Group is to develop, produce, market and distribute multiple pictures, television product and various forms of digital media annually across various genres and budget ranges through our various divisions which comprise Camelot Film Group.  Camelot Films® continues to provide the foundation upon which all of our various film, television and digital media divisions plan to operate. By incorporating our truly unique business model, which stresses four main objectives: financial transparency, full time employment, stock ownership and revenue sharing; we are hoping to redefine the development, finance, production, and distribution process. In doing so, we plan to produce higher quality, lower cost productions to meet the growing appetite for content worldwide. Our plan is to market and distribute all of our production through our Camelot Distribution subsidiary, including DarKnight Pictures, thereby keeping as much control as possible over the future revenues generated by our productions.

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

Key Additional Components of the Camelot Production Model (“CPM”)

Camelot Films® is home to our unique “Camelot Production Model”, also known as “CPM”. The CPM provides for multiple feature films to be produced in annualized schedules known as “Slates”.  The CPM plan incorporates the basic features previously described, including financial transparency, full time employment, stock ownership and revenue sharing. The CPM plan expects to offer maximum flexibility, cost reductions, increased productivity, embraces new technologies and provides education and employment opportunities.

With annualized budgets and Slates, Camelot Films® plans to take the best of the old studio system, and merge it into the 21st century. By eliminating many of the old studio system drawbacks, such as long term, non-negotiable actor contracts which tied an actor to a single studio for years, and by incorporating new business methods and technologies, such as creative freedom and digital, Camelot Films® is designed to provide the filmmaker with the tools necessary to develop, produce and distribute their projects, either through Camelot Films® or through another entity with the assistance of Camelot.

ITEM 1. BUSINESS - continued

            The following additional components are a crucial part of the CPM:

Cash Component

Our plan is to raise sufficient capital to finance the next three to five years of operations, production and distribution activities, the time period management feels it will take for us to realize ongoing revenues substantial enough to maintain monthly operating, production and distribution expenses. We plan to file a S-1 registration statement during the second and third quarters of 2010. We will not be able to commence our plan to develop, produce, market and distribute multiple pictures annually until we have raised the necessary capital. In the event we are unable to secure this funding on a timely basis, our ability to implement our plan would be jeopardized. See “Risk Factors”.

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

ITEM 1. BUSINESS - continued

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

Post-Production

Following the last date of principal photography, the film footage produced during that phase enters the post-production phase. Post-production is the phase where the film footage captured in the production phase is enhanced and edited into a form that should, hopefully, strike a chord with the target audience upon release of the completed motion picture. This phase includes activities such as adding voices as needed, opticals, music, special effects, soundtracks, and even additional film footage. These elements must be brought together symbiotically, to create a completed negative ready to be converted into release prints. This phase has a substantial impact on how an audience perceives the work that was performed during the principal photography phase. For instance, although the performances of actors and directors may have been excellent during the principal photography phase, if the sound, sequence of visuals and events are not brought together in the proper manner, the end result may not be artistically or commercially viable. For major studios, hiring the best available consultants, editors or other parties to remedy, at least partially, such an outcome can often mitigate such an event. Few independent productions can access such resources without exceeding the projected revenues required to deliver a potential return to their investors.

Studio Facilities

Currently, we rent studio space on an as-needed basis.

The Motion Picture Industry

The motion picture industry consists of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures. Distribution involves the promotion and exploitation of motion pictures throughout the world in a variety of media, including theatrical exhibition, home entertainment, including Blue-Ray and DVD, television, video-on-demand, pay-per-view, direct to consumer, digital media, mobile media and other ancillary markets.

General Statistics

ITEM 1. BUSINESS - continued

General Statistics

According to the Motion Picture Association’s U.S. Theatrical Market: 2009 Statistics, worldwide box office reached $29.9 billion, a 7.6% increase over 2008. Overall domestic box office revenue was approximately $10.6 billion in 2009. This represents a 10.1% increase in total domestic box office compared to 2008 statistics. Global box office reached an all-time high with its $29.9 billion in 2009, with 64% of the global box office generated internationally, up from 51% in 2001. Domestic movie goers purchased 1.42 billion theater tickets in 2009, a 5.5% increase over 2008. Although it fluctuates from year to year (including a moderate decline from 2004 to 2005, followed by steady increases through 2009), the domestic motion picture industry has grown in revenues and attendance over the past five (5) years, with box office receipts up 20.3% ($8.8 billion in 2005) and admissions up 1.6% (1.39 billion in 2005). U.S./Canada movie admissions, or tickets sold, reached a five year high at 1.42 billion in 2009. Admissions rose 5.5% from 2008, the first increase in two years. The national average of tickets sold per person (admissions per capita) increased to 4.3 in 2009, the first increase since 2002. Worldwide appetite for filmed entertainment continues to escalate, as seen in the increased international percentage of total world-wide box office. Domestically, filmed entertainment has historically performed well during recessionary periods, and the current numbers continue to reinforce that fact.

            There were 558 feature films released in 2009, down from 633 in 2008. 28%, or 158, of those were released by the major studios. 400, or 72%, were released by independent distributors. Of the top 25 films in 2009, 1 movie earned more than $400,000,000 at the U.S./Canadian box office in 2009; 1 movie earned more than $300,000,000; 5 earned between $200,000,000 and $300,000,000, and 18 earned between $100,000,000 and $199,000,000. PG-13 films continue to dominate the top 25, with 13 films in the top 25. 9 films were rated PG and 3 films were rated R. Overall, approximately 50% of all movies released theatrically were rated PG-13. 30% were rated PG, 15% were rated R and 5% were rated G.

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

Typical Film Release Windows*

	Months After	Approximate
Release Period	Initial Release	Release Period

Theatrical	--	0-3 months
Home video/ DVD (1st cycle)	3-6 months	1-3 months
Pay-per-transaction (pay per-view and video-on-demand)	4-8 months	3-4 months
Pay television	9-12 months	18 months
Network or basic cable	27-30 months	48-72 months
Syndication	48-70 months	12-72 months
Licensing and merchandising	Concurrent	Ongoing
All international releases	Concurrent	Ongoing

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

The major studios generally fund production costs from cash flow generated by motion picture and related distribution activities or bank and other financing methods. The independent production companies typically use a plethora of creative financing techniques to fund production. Over the past decade, expenses in the motion picture industry have increased rapidly as a result of increased production costs and distribution expenses. Additionally, each of the major studios must fund substantial overhead costs, consisting primarily of salaries and related costs of the production, distribution and administrative staffs, as well as facilities costs and other recurring overhead. Independent production companies, while usually not faced with major overhead costs, nevertheless have to function outside the studio system and as a result in many cases they do not have access to the studio structure, which can make the process of getting a specific film made more difficult and, in some isolated instances, more expensive. Camelot plans to fund its production costs through either a private and/or public offering during 2010. There can be no assurance that Camelot will be successful in raising the funds necessary to fund its production costs. If it is unable to do so, Camelot’s production activity would have to be delayed and that could have a material adverse effect on the Company’s ability to implement its business plan.

ITEM 1. BUSINESS - continued

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

ITEM 1. BUSINESS - continued

In general, an independent production attempts to enter into an agreement with a sales agent, or distributor, by which the distributor plans to market the film to outlets and consumers. The amount of the distributor’s fee, and therefore the amount of remaining profits, if any, is largely dependent on the films anticipated gross receipts, and how contract terms define the gross receipts. As a result, such fees can vary greatly depending on the nature of the distribution contract as well as the scale and timing of gross receipts. Under some arrangements fees can be as low as 12.5%, in others 35%, or even higher. This is one reason why Camelot has its own distribution division, Camelot Distribution Group, which allow Camelot to keep all of these fees within the Company and oversee the collection of revenues generated through our distribution activities.

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

We did not announce any new product or service during 2009.

ITEM 1. BUSINESS - continued

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

Those companies we compete with include, at the major studio level, NBC Universal and its subsidiaries, Focus, USA Films, and NBC; Sony, and its divisions Columbia, MGM, UA, Sony Pictures Classics, Screen Gems, and TriStar Pictures; Paramount and its subsidiaries, Vantage, Paramount Classics, Nickelodeon Movies, DreamWorks Live Action and MTV Films; Warner and its divisions, HBO, Castle Rock, and Turner; Disney and its subsidiaries Buena Vista, Touchstone, Miramax, Hollywood Pictures, Pixar and ABC; and Fox and its divisions Fox Searchlight and Fox TV.

At the independent level, in addition to some of the divisions and subsidiaries of the majors, we compete with companies such as The Weinstein Company and its Dimension label, Jerry Bruckheimer Films, Nu Image and its subsidiaries Millennium Films and First Look Studio, Yari Film Group, Lionsgate, Newmarket, RKO Radio Pictures, IFC, Samuel Goldwyn, 2929 Entertainment and its Magnolia label, Troma Entertainment and others. In addition, we compete with CBS, Cable and Satellite companies and many smaller independent production companies and distributors.

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

ITEM 1. BUSINESS - continued

   In addition, there also have been rapid technological changes over the past 15 years. Although technological developments have resulted in the creation of additional revenue sources from the licensing of rights with respect to new media, these developments also have resulted in increased popularity and availability of alternative and competing forms of leisure time entertainment including pay/cable television programming and home entertainment equipment such as DVD’s, videocassettes, interactive games and computer/internet use.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Camelot Films®, our feature film production division, is a registered trademarked brand and is registered with the United States Patent and Trademark Office. The trademarks “Camelot Entertainment Group” “Camelot Film Group” “Camelot Film Group,” “Camelot Features”, “Camelot Television Group”, “Ferris Wheel Films”, “Camelot Gaming”, “Camelot Digital Media”, “Camelot Distribution Group”, “Camelot Studio Group”, “Camelot Production Services Group”, “Camelot Studio Model”, “Camelot Production Model”, “Camelot Urban Entertainment”, “Camelot Latin Entertainment”, “Camelot University”, “Camelot College of the Arts”, “Camelot Technology” and “Camelot Merchandising”  are expected to be filed and/or are in the process of being field with the United States Patent and Trademark Office. We are also in the process of patenting our unique business model.

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

ITEM 1. BUSINESS - continued

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

ITEM 1. BUSINESS - continued

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

Research and Development Activities

Our research and development activities include implementation of our business model, acquisition of scripts, development of scripts, and all other aspects of the development process relating to the development, pre-production, production, post-production, marketing and distribution of feature films. We estimate that approximately 40% of management’s time has been spent conducting research and development activities during the past two years. In addition, we have been expanding our research and development activities to include preparations for our studio projects.

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

Employees

As of December 31, 2009, we have seven full and part time employees. Six of our staff members spend 100% of their time on matters relating to our company. The other staff members spend anywhere from 10% to 50% of their time on matters relating to our business. We also retain consultants and independent contractors on a “as need” basis.

ITEM 1A. RISK FACTORS
Ability to Achieve Profitable Operations

Our operations to date have been limited. During 2009 we expanded Camelot Distribution Group, added DarKnight Pictures and began to acquire films to distribute and generate revenues. Historically, our focus had been on our Camelot Studio Group division, which has limited our ability to fully implement our other major divisions. The development and implementation of our business model is a long term process. The normal fiscal cycle of a feature film does not typically generate revenues for 18 to 24 months. Subsequent to that, the fiscal life cycle of a feature film is close to seven (7) years initially, with affiliate, residual and syndication revenues continuing for years. As of December 31, 2009, we had one project in production and several in pre-production. Our first studio facility, Camelot Studios at ATEP, was terminated in September 2008. As a result of our long sales cycles, it is difficult to determine with any certainty how our short term financial picture will evolve. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and while we have resources available to grow our business in 2010, we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the future could require a significant increase in the use of working capital.

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

We have a limited operating history as a motion picture, television and digital media company in which to evaluate our business

As Camelot Entertainment Group, we have a limited operating history as a motion picture, television and digital media company. To date, we have generated limited revenues and a limited operating history as a motion picture company upon which an evaluation of our future success or failure can be made. During 2009 we expanded Camelot Distribution Group, added DarKnight Pictures and began to acquire films to distribute and generate revenues  Prior to this year, our primary focus had been the development of Camelot Studios at ATEP and to a lesser scale project development within Camelot Film Group. As a result, many of our planned divisions are not operational or have very limited operations as of December 31, 2009. While we currently believe that our current company assets and financial commitments, specifically JMJ, are suitable for the projected financial needs forecast during 2010, we do not know at this time the outlook for 2011 and beyond. No assurances of any nature can be made to investors that the company will be profitable. There can be no assurances that our management will be successful in managing the Company as a motion picture, television and digital media company.

We have incurred significant and continuing losses and may not be able to generate revenues to sustain our operations

We have incurred net losses of approximately $4,256,802 and $428,575 respectively in 2009 and 2008, and have an accumulated deficit of $20,964,823 at December 31, 2009, with losses during the past two years primarily the result of accrued salaries to our offices, interest expense on debt issuances, and our financial commitment to the development of Camelot Studios at ATEP.

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

We will require additional funds to achieve our current business strategy and our inability to obtain additional financing could cause us to cease our business operations in the future if suitable funding is not secured

Even with the proceeds from offerings and other resources in 2009 and revenues from operations and additional funding in 2010, we will need to raise additional funds through public or private debt or sale of equity to fully achieve our business strategy and to fund operations. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

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

ITEM 1A. RISK FACTORS - continued

We are subject to a working capital deficit, which means that our current assets at December 31, 2009, were not sufficient to satisfy our current liabilities

As of December 31, 2009, we had a working capital deficit of $1,534,010, which means that our current liabilities of $1,643,675 exceeded our current assets of $109,665 by that amount on December 31, 2009. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2009, were not sufficient to satisfy all of our current liabilities on that date. We will have to raise additional capital or debt to fund the deficit.

If we are unable to retain the services of our executive officers, Robert P. Atwell and George Jackson, or our President of Camelot Distribution Group Jamie Thompson, or if we are unable to successfully recruit qualified managerial personnel and employees with experience in business and the motion picture industry, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of our executive officers, Robert P. Atwell, President and Chief Executive Officer, and George Jackson, Secretary and Chief Financial Officer, and our President of Camelot Distribution group, Jamie Thompson. Loss of the services of any of our executive officers could have a material adverse effect on our growth, revenues, and prospective business. We do maintain key-man insurance on the lives of our executive officers.

In addition, in order to successfully implement and manage our Camelot Film Group business plan, we will be dependent upon, among other things, successfully recruiting highly skilled creative and production personnel, including producers, executives, cinematographers, editors, costume designers, set designers, sound technicians, lighting technicians, actors, sales and marketing experts, and legal and accounting experts. With Camelot Studio Group, we will need key executives, real estate, financial, studio operators, studio staff and entitlement experts. For Camelot Production Services Group, we will need experts in production, technology, post production, distribution, accounting, legal, banking, event management, education, sales and marketing, internet and merchandising. Although we expect to find qualified candidates to fill these positions, competition is intense and they may be unwilling to work for us under acceptable terms. This could delay production or reduce the quality of our film projects, which would impair our ability to successfully implement our business model.

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

Mr. Atwell, our President, Chief Executive Officer and Chairman, owns a controlling interest in our voting stock and as a result stockholders will have a limited voice in our management

As of December 31, 2009, Mr. Atwell, our President, Chief Executive Officer and Chairman, is the beneficial owner of 4% of our issued and outstanding common shares; 85% of our Class A Convertible Preferred Stock (“Class A”); 86% of our Class B Convertible Preferred Stock (“Class B”); and 84% of our Class C Convertible Preferred Stock (“Class C”). Each share of Class A entitles the holder to 50 votes; each share of Class B entitles the holder to 1,000 votes; and each share of Class C entitles the holder to 1 vote. In the aggregate, Mr. Atwell is entitled to cast 9,123,849,166 votes or 69% of the votes in any vote by our stockholders. Mr. Jackson, the Chief Financial Officer, corporate secretary and director, is the beneficial owner of 3% of our issued and outstanding common shares; 14% of our Class A Convertible Preferred Stock; 14% of our Class B Convertible Preferred Stock; and 15% of our Class C Convertible Preferred Stock. In the aggregate, Mr. Jackson is entitled to cast 1,339.014,717 votes or 10% of the votes in any vote by our stockholders. Together, they are entitled to cast 10,386,033,788 votes or 78% of the votes in any vote by our stockholders. Thus, Mr. Atwell and Mr. Jackson will have the ability to control substantially all matters submitted to our stockholders for approval, including:

▪	compensation under employment contracts;
▪	election of our board of directors;
▪	removal of any of our directors;
▪	amendment of our certificate of incorporation or bylaws; and
▪	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of Atwell and Jackson’s ownership, and their respective positions as chief executive officer and chief financial officer, they are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our Common Stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

ITEM 1A. RISK FACTORS - continued

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

Risks Associated with the Motion Picture Production and Distribution Industry

Because the movie industry is intensely competitive and we lack the name recognition and resources of our competitors, we may never generate any revenues or become profitable

The motion picture industry is highly competitive. We believe that a motion picture’s theatrical success is dependent upon general public acceptance, marketing technology, advertising and the quality of the production. We intend to produce motion picture productions that normally should compete with numerous independent and foreign productions as well as productions produced and distributed by a number of major domestic companies, many of which are units of conglomerate corporations with assets and resources substantially greater than ours. Some of the production and distribution companies that we will compete with are The Weinstein Company, Jerry Bruckheimer Films, Miramax Films, Lions Gate, Sony, Warner, Universal, Fox, Summitt, Relativity, Buena Vista Motion Pictures Group, Disney, Paramount, Showtime, HBO, Starz, Comedy Central, USA, Turner and Troma Entertainment, Inc. Most of these competitors are significantly larger than us, have a long-standing business.

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

ITEM 1A. RISK FACTORS - continued

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

 We intend to distribute our films in foreign countries which may become unpredictable and may have unstable and different governments and/or laws than the U.S.

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

Piracy of the original motion pictures that we plan to produce may reduce our revenues and potential earnings

According to industry sources, piracy losses in the motion picture industry have increased substantially, from an estimated $2.2 billion in 1997 to an estimated $6.1 billion in 2009. In certain regions such Asia, the former Soviet Union and South America, motion picture piracy has been a major issue for some time. With the proliferation of DVD format around the globe, along with other digital recording and playback devices, losses from piracy have spread more rapidly in North America and Europe. Piracy of original motion pictures we produce and distribute may adversely impact the gross receipts received from the exploitation of these films, which could have a material adverse effect on our business, results of operations or financial condition.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

Risks Related to Our Common Stock and Its Market

Future DTCC Chill on Camelot

The Company’s $0.0001 par value Common Stock (“Common Stock”), which trades on the Over the Counter Bulletin Board (“OTCBB”), had been subject to a “chill” placed on deposits into CEDE by the Depository Trust and Clearance Corporation (“DTCC”) between on or about October 12, 2009 and April 12, 2010. This “chill” did not affect the trading of Common Stock already in the marketplace.  Even though this “chill” issue with the DTCC has been resolved and is no longer in place,  in the future the Company could be subject to one or additional similar type of Common Stock deposit restriction, which, if this was to occur, could have a material adverse effect on the Company and has caused substantial damage to the Company and its credibility in the marketplace.

If the ownership of our Common Stock continues to be somewhat concentrated in shares owned by our management, and mainly Mr. Atwell and Mr. Jackson, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline

As of December 31, 2009, Mr. Atwell, our President, Chief Executive Officer and Chairman, and his affiliates, and Mr. Jackson, our Chief Financial Officer, secretary and director,  beneficially own or control approximately 78% of the votes that may be cast in any stockholder vote. Accordingly, Mr. Atwell, Mr. Jackson and their affiliates will have sole control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This stockholder control may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.

We have not, and currently do not anticipate, paying dividends on our Common Stock

We have never paid any dividend on our Common Stock and do not plan to pay dividends on our Common Stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and to expand our business.

ITEM 1A. RISK FACTORS - continued

There is a limited market for our Common Stock which makes it difficult for investors to engage in transactions in our securities

Our Common Stock is quoted on the OTCBB under the symbol “CMGR”. If public trading of our Common Stock does not increase, a liquid market will not develop for our Common Stock. The potential effects of this include difficulties for the holders of our common shares to sell our Common Stock at prices they find attractive. If liquidity in the market for our Common Stock does not increase, investors in our company may never realize a profit on their investment.

Our stock has been thinly traded, which can lead to price volatility and difficulty liquidating any investmentin our stock any investment in our stock
The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years and subsequent interim period, our Common Stock has traded as low as $0.0001 and as high as $0.05. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including actual or anticipated variations in quarterly and annual operating results and general market perception. An absence of an active trading market could adversely affect our shareholders’ ability to sell our Common Stock in short time periods, or possibly at all. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

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

The conversion of the promissory notes based on our 2006/2007/2008/2009 financing is based on an average of our closing bid price of our intraday trading prices of our Common Stock over a certain period of time prior to conversion and the decrease of the intraday trading price will result in issuance of a significant increase of shares resulting in dilution to our shareholders

The conversion of the promissory notes in our 2006-2009 financing is based on the applicable percentage of the average of the lowest three (3) trading prices for the Common Stock during the twenty (20) trading day period prior to conversion. Unless changed by amendments to the agreements, the “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days. At present, the applicable percentage is 50%, as mutually agreed to between the note holders and the company. The price of our common shares may fluctuate and the lower intra-day trading price in the future, will result in a conversion ratio resulting in issuance of a significant amount of our common shares to the promissory note holders. This will result in our present shareholders being diluted as the note holders convert.

ITEM 1A. RISK FACTORS - continued

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

We may be required to increase the authorized shares of the Company

Because of the large amount of our stock we have issued in the past, we were required to increase our authorized shares in the future. This could have a negative effect on our ability to manage stockholder related issues and on our ability to raise equity capital in the future.

We may be required to do a reverse stock split

Because of the large amount of our stock we have issued in the past, we may need to consider a reverse stock split in the future in order to restructure our Common Stock to comply with financing and other business related requirements.

REPORTS TO SECURITY HOLDERS

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information, once we complete our filing, should be available at http://www.sec.gov. Links to such information are expected to be available on our web site at www.camelotent.com.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 8001 Irvine Center Drive, Suite 400, Irvine, CA 92618. The space is leased on an annual basis. The current lease expires on December 31, 2010. We can be reached by calling (949) 754-3030, faxing (949) 643-5504 or emailing info@camelotfilms.com.

Our distribution and production offices are located at Universal City Plaza, NBC Universal Building, 20th Floor, Universal City, CA 91608. The space is leased on an annual basis. The current lease expires on October 31, 2010. We can be reached by calling (818) 308-8858 or faxing (818) 308-8848.

Our international distribution and production office is located at 81 Oxford Street, London, England. The space is leased on an annual basis. The current lease expires on October 31, 2010. We can be reached by calling (818) 308-8858 or faxing (818) 308-8848.

We invite you to visit our website at www.camelotent.com for information about our company, products and services.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal matters threatened or pending against the Company that have not been previously disclosed in one or more of the Company’s filings with the Securities and Exchange Commission.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Submission of matters to a Vote of Security Holders

On June 16, 2009, the Company’s board of directors approved a 700 to 1 reverse stock split of all of our outstanding Common Stock.   All references to our Common Stock (other than issuances) in the balance of this Report have been restated to reflect the reverse stock split.

Market Information for Common Stock

Our Company's Common Stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "CMGR" of the National Association of Securities Dealers, Inc. (the "NASD”).

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

Stock Performance

Our Common Stock is currently quoted on the OTCBB under the symbol “CMGR”. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years. These quotations as reported by the OTCBB, Pink Sheets and historical data as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. . The quotations shown below have not been adjusted to reflect the reverse stock split. They are shown as reported by the OTCBB, Pink Sheets and historical data as reported by the OTCBB.

	Closing Bid
YEAR 2009	High Bid	Low Bid
1st Quarter Ended March 31	$0.0002	$0.0001
2nd Quarter Ended June 30	$0.0001	$0.0001
3rd Quarter Ended September 30	$0.03	$0.0009
4th Quarter Ended December 31	$0.001	$0.0001

YEAR 2008	High Bid	Low Bid
1st Quarter Ended March 31	$0.01	$0.002
2nd Quarter Ended June 30	$0.0016	$0.0006
3rd Quarter Ended September 30	$0.05	$0.0003
4th Quarter Ended December 31	$0.003	$0.0001

As of December 31, 2009 the bid share price of our Common Stock was $0.0001 on the OTCBB. As of December 31, 2008 the bid share price of our Common Stock was $0.0001 on the OTCBB. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

The decline in the market price of our stock over the past two years is due in part to several key factors that have occurred, including the following:

The “chill” put on deposits of Common Stock into CEDE by The Depository Trust and Clearing Corporation (“DTCC”) on or about October 12, 2009 which resulted in many stockholders being unable to deposit their shares into a brokerage account and preventing most people from buying our stock through a brokerage firm; and

•
The conversion of notes held by the NIR note holders at a 50% discount to the market price and the resulting immediate sale of those shares into the marketplace, which resulted in stock price declines; and

•
The conversion of notes held by various note holders at a 50% discount to the market price and the resulting sale of those shares into the marketplace at extremely low market prices; the shares in which were obtained through the sales of the obligations due to the Chief Executive Officer to the third parties; and

•	The lack of any significant news on the Company or any sustained public relations effort.

 Holders

As of December 31, 2009, there were 3,061,330,703 shares of Common Stock issued with 2,961,330,703 shares issued and outstanding. On December 31, 2009, there were 157 holders of record of our Common Stock. However, we estimate there are approximately 2,800 total stockholders of our Common Stock including those held in street name, known as “CEDE”. On December 31, 2008, there were 2,234,254 shares of Common Stock issued with 2,233,814 shares issued and outstanding. There were 127 holders of record of our Common Stock.

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

Reverse Stock Split

On July 9, 2009, Camelot issued a press release announcing that in connection with the effective date of July 10, 2009 for the 700:1 reverse of the Company’s Common Stock, Camelot has received a new trading symbol “CMGR” from OTC Corporate Actions FINRA Operations.

In addition, Camelot has established a new series of preferred stock known as “Class D Convertible Preferred Stock”. All stockholders of record as of July 9, 2009 shall be eligible to receive as a cashless dividend the Class D Convertible Preferred Stock. Stockholders shall be eligible to receive 40 shares of the Class D Convertible Preferred Stock for each one million shares of Common Stock owned as of the close of trading on July 9, 2009. Holders of Class D Convertible Preferred Stock shall have the right, once the Common Stock achieves a 30 day average closing bid price of $2.50 per share as determined by the Over The Counter Bulletin Board (“OTCBB”) historical daily stock price quote, to convert any or all of their Class D Convertible Preferred Stock into 1 share of fully paid and nonassessable shares of Common Stock for each share of Class D Convertible Preferred Stock held.  In addition, holders of Class D Convertible Preferred Stock will have the right to convert, as described in the designation, upon an initial or secondary public offering of the Common Stock by the Corporation where the offering price is $2.50 or greater.  There are no Common Stock voting rights. Camelot expects to begin the process of registering these shares for distribution to its Common Stockholders during the second quarter of 2010.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

All securities sold in the past three years have been reported in previous quarterly filings on Form 10-Q and annual filings on Form 10-K. Here is a summary of all shares issued during 2009:

Stockholder	Shares Issued	Exemption	Consideration	Disposition/Price

AJW/New Mill Notes	842,865,094	4(2)/506	Finance Conv	Issued/Market/Discount (1)
TJM Management	464,646,102	4(2)/506	Debt Retirement	Issued/Market/Discount (1)
Robert Atwell	250,000,000	S8	Services	Issued/Market
JMJ Financial	244,237,246	4(2)/506	Finance Conv	Issued/Market/Discount (1)
George Jackson	220,000,000	S8	Services	Issued/Market
Adam Reznikoff	215,000,000	S8	Services	Issued/Market
Ted Baer	105,000,000	S8	Services	Issued/Market
Camelot Escrow	102,000,000	4(2)	Services	Issued/Market
K & L Enterprises	94,571,429	4(2)/506	Debt Retirement	Issued/Market/Discount (1)
Watson Investment	82,383,334	4(2)/506	Debt Retirement	Issued/Market/Discount (1)
Mazuma	60,000,000	4(2)/506	Debt Retirement	Issued/Market/Discount (1)
Mark Temple	60,000,000	S8	Services	Issued/Market
Epic	54,500,000	4(2)/506	Debt Retirement	Issued/Market/Discount (1)
Acacia	34,642,857	4(2)/506	Debt Retirement	Issued/Market/Discount (1)
Villam Partners	32,478,483	4(2)/506	Finance Conv	Issued/Market/Discount (1)
HAL Nominees	30,000,000	S8	Services	Issued/Market
Jamie Thompson	25,000,000	S8	Services	Issued/Market
Rodger Spainhower	20,571,429	S8	Services	Issued/Market
Phil Scott	20,285,716	S8	Services	Issued/Market
HK Dyal	20,066,686	S8	Services	Issued/Market
Patrick Winn	20,000,000	S8	Services	Issued/Market
Mark Petroff	20,000,000	S8	Services	Issued/Market
Gary Bastien	10,000,000	S8	Services	Issued/Market
Robert Kerchner	10,000,000	S8	Services	Issued/Market
Mike Elliott	10,000,000	S8	Services	Issued/Market
Complete Advisory	7,000,000	4(2)/506	Services	Issued/Market
Hope Capital	1,364,285	4(2)/506	Debt Retirement	Issued/Market/Discount (1)
Phillip Parsons	1,071,429	S8	Services	Issued/Market
Falcon Financial	1,050,000	4(2)/506	Services	Issued/Market
Primary Finance	285,714	4(2)/506	Debt Retirement	Issued/Market/Discount (1)
New Media Advisors	71,429	4(2)/506	Services	Issued/Market
Share Balance Adj	5,008	4(2)	Bal. Adj.	Issued/Market
CEDE	22	4(2)	Bal. Adj.	Issued/Market

Total	3,059,096,263

  Notes:
(1) Issued at 50% Discount to Market per contract

Here is a complete breakdown of all common shares issued in 2009 by effective date:

Date	Title	Exemption	Amount	Name	Type	Consid	Price	Notes

1/6/2009	Common	4(2)/506	35,321	NIR	Fin Conv	Cash	$ 0.0420	Conv
1/6/2009	Common	4(2)/506	142,857	Hope Cap	Debt Retire	Cash	$ 0.0385	Conv
1/6/2009	Common	4(2)/506	428,571	Watson	Debt Retire	Cash	$ 0.0350	Conv
1/9/2009	Common	4(2)/506	35,321	NIR	Fin Conv	Cash	$ 0.0420	Conv
1/15/2009	Common	4(2)/506	157,143	Watson	Debt Retire	Cash	$ 0.0315	Conv
1/16/2009	Common	4(2)/506	35,321	NIR	Fin Conv	Cash	$ 0.0420	Conv
1/23/2009	Common	4(2)/506	7,171	NIR	Fin Conv	Cash	$ 0.0420	Conv
1/23/2009	Common	S8	71,429	Parsons	Consulting	Services	$ 0.0700	CMGR
1/28/2009	Common	4(2)/506	649,351	TJM	Debt Retire	Cash	$ 0.0385	Conv
2/3/2009	Common	4(2)/506	14,286	NIR	Fin Conv	Cash	$ 0.0420	Conv
2/11/2009	Common	4(2)/506	142,857	Acacia	Debt Retire	Cash	$ 0.0350	Conv
2/13/2009	Common	4(2)/506	14,286	NIR	Fin Conv	Cash	$ 0.0420	Conv
2/23/2009	Common	4(2)/506	14,286	NIR	Fin Conv	Cash	$ 0.0420	Conv
2/23/2009	Common	4(2)/506	364,286	Hope Cap	Debt Retire	Cash	$ 0.0490	Conv
2/23/2009	Common	4(2)/506	649,351	TJM	Debt Retire	Cash	$ 0.0385	Conv
2/24/2009	Common	4(2)/506	142,857	Primary	Debt Retire	Cash	$ 0.0350	Conv
2/26/2009	Common	4(2)/506	428,571	Hope Cap	Debt Retire	Cash	$ 0.0350	Conv
2/26/2009	Common	4(2)/506	649,351	TJM	Debt Retire	Cash	$ 0.0385	Conv
2/26/2009	Common	4(2)/506	157,143	Watson	Debt Retire	Cash	$ 0.0315	Conv
2/27/2009	Common	4(2)/506	14,286	NIR	Fin Conv	Cash	$ 0.0420	Conv
3/2/2009	Common	4(2)/506	14,286	NIR	Fin Conv	Cash	$ 0.0420	Conv
3/2/2009	Common	4(2)	1,285,714	Camelot	Contract	Reserve	$ 0.0001	Conv
3/5/2009	Common	4(2)/506	14,286	NIR	Fin Conv	Cash	$ 0.0420	Conv
3/9/2009	Common	4(2)/506	14,286	NIR	Fin Conv	Cash	$ 0.0420	Conv
3/11/2009	Common	4(2)/506	142,857	Primary	Debt Retire	Cash	$ 0.0350	Conv
3/16/2009	Common	4(2)/506	649,351	TJM	Debt Retire	Cash	$ 0.0385	Conv
3/18/2009	Common	4(2)	714,286	Camelot	Contract	Reserve	$ 0.0001	Conv
3/24/2009	Common	4(2)/506	357,143	Watson	Debt Retire	Cash	$ 0.0350	Conv
3/27/2009	Common	4(2)/506	428,571	Hope Cap	Debt Retire	Cash	$ 0.0350	Conv
3/27/2009	Common	4(2)/506	285,714	Watson	Debt Retire	Cash	$ 0.0350	Conv
3/27/2009	Common	S8	71,429	Phil Scott	Valuation	Services	$ 0.0700	CMGR
3/30/2009	Common	4(2)/506	342,522	NIR	Fin Conv	Cash	$ 0.0420	Conv
3/31/2009	Common	4(2)/506	13,771	NIR	Fin Conv	Cash	$ 0.0420	Conv
3/31/2009	Common	4(2)/506	214,286	Watson	Debt Retire	Cash	$ 0.0350	Conv
4/1/2009	Common	4(2)/506	4,286	NIR	Fin Conv	Cash	$ 0.0420	Conv
4/2/2009	Common	4(2)/506	428,571	TJM	Debt Retire	Cash	$ 0.0385	Conv
4/2/2009	Common	4(2)/506	220,779	TJM	Debt Retire	Cash	$ 0.0385	Conv
4/6/2009	Common	S8	71,429	Phil Scott	Valuation	Services	$ 0.0700	CMGR
4/6/2009	Common	4(2)/506	71,429	New Media	Consulting	Services	$ 0.0700	CMGR
4/7/2009	Common	4(2)/506	545,477	NIR	Fin Conv	Cash	$ 0.0350	Conv
5/6/2009	Common	4(2)/506	649,351	TJM	Debt Retire	Cash	$ 0.0385	Conv
5/9/2009	Common	S8	71,429	Phil Scott	Valuation	Services	$ 0.0700	CMGR
6/4/2009	Common	S8	57,143	H K Dyal	Consulting	Services	$ 0.0700	CFG
6/17/2009	Common	S8	71,429	Spainhower	Edgar	Services	$ 0.0700	CMGR
6/17/2009	Common	S8	71,429	Phil Scott	Valuation	Services	$ 0.0700	CMGR
7/12/2009	Common	4(2)/506	1,050,000	Falcon	Consulting	Services	$ 0.0015	CMGR
7/14/2009	Common	4(2)/506	7,500,000	Acacia	Debt Retire	Cash	$ 0.0043	Conv
7/14/2009	Common	4(2)	22	Adj Cede	Acctng	Adj	$ 0.0001	CMGR
7/15/2009	Common	4(2)/506	1,200,000	Watson	Debt Retire	Cash	$ 0.0042	Conv
7/15/2009	Common	S8	500,000	Spainhower	Edgar	Services	$ 0.0150	CMGR

Here is a complete breakdown of all common shares issued in 2009 by effective date: - continued

Date	Title	Exemption	Amount	Name	Type	Consid	Price	Notes

7/16/2009	Common	S8	1,000,000	Parsons	Consulting	Services	$ 0.0150	CMGR
7/17/2009	Common	4(2)/506	666,300	NIR	Fin Conv	Cash	$ 0.0048	Conv
7/20/2009	Common	4(2)/506	11,250,000	TJM	Debt Retire	Cash	$ 0.0020	Conv
7/23/2009	Common	4(2)/506	1,250,000	Watson	Debt Retire	Cash	$ 0.0040	Conv
7/24/2009	Common	4(2)/506	4,158,600	NIR	Fin Conv	Cash	$ 0.0034	Conv
7/28/2009	Common	4(2)/506	4,158,600	NIR	Fin Conv	Cash	$ 0.0032	Conv
7/28/2009	Common	4(2)/506	11,250,000	TJM	Debt Retire	Cash	$ 0.0020	Conv
7/28/2009	Common	4(2)/506	1,666,667	Watson	Debt Retire	Cash	$ 0.0030	Conv
8/3/2009	Common	4(2)/506	8,000,000	K&L	Debt Retire	Cash	$ 0.0025	Conv
8/4/2009	Common	4(2)/506	5,000,000	Watson	Debt Retire	Cash	$ 0.0020	Conv
8/7/2009	Common	4(2)/506	2,158,600	NIR	Fin Conv	Cash	$ 0.0019	Conv
8/7/2009	Common	4(2)/506	5,014,179	NIR	Fin Conv	Cash	$ 0.0018	Conv
8/7/2009	Common	4(2)/506	8,500,000	Acacia	Debt Retire	Cash	$ 0.0011	Conv
8/7/2009	Common	4(2)/506	16,000,000	TJM	Debt Retire	Cash	$ 0.0013	Conv
8/10/2009	Common	4(2)/506	6,666,667	Watson	Debt Retire	Cash	$ 0.0015	Conv
8/11/2009	Common	4(2)/506	20	NIR	Fin Conv	Cash	$ 0.0017	Conv
8/12/2009	Common	4(2)/506	7,000,000	CAP	Consulting	Services	$ 0.0015	CMGR
8/13/2009	Common	4(2)/506	8,500,000	Acacia	Debt Retire	Cash	$ 0.0027	Conv
8/13/2009	Common	4(2)/506	16,000,000	TJM	Debt Retire	Cash	$ 0.0013	Conv
8/14/2009	Common	4(2)/506	7,172,801	NIR	Fin Conv	Cash	$ 0.0013	Conv
8/14/2009	Common	4(2)/506	5,000,000	Watson	Debt Retire	Cash	$ 0.0020	Conv
8/18/2009	Common	4(2)/506	13,000,000	K&L	Debt Retire	Cash	$ 0.0015	Conv
8/18/2009	Common	4(2)/506	16,666,666	TJM	Debt Retire	Cash	$ 0.0015	Conv
8/19/2009	Common	4(2)/506	10,000,000	Acacia	Debt Retire	Cash	$ 0.0014	Conv
8/19/2009	Common	S8	10,000,000	Petroff	Consulting	Services	$ 0.0034	CMGR
8/20/2009	Common	4(2)/506	7,172,801	NIR	Fin Conv	Cash	$ 0.0006	Conv
8/20/2009	Common	4(2)/506	6,444,447	Watson	Debt Retire	Cash	$ 0.0015	Conv
8/20/2009	Common	4(2)/506	3,555,553	Watson	Debt Retire	Cash	$ 0.0015	Conv
8/24/2009	Common	4(2)/506	7,172,801	NIR	Fin Conv	Cash	$ 0.0006	Conv
8/25/2009	Common	4(2)/506	16,666,666	TJM	Debt Retire	Cash	$ 0.0015	Conv
8/27/2009	Common	4(2)/506	7,172,801	NIR	Fin Conv	Cash	$ 0.0006	Conv
8/27/2009	Common	4(2)/506	14,000,000	JMJ	Fin Conv	Cash	$ 0.0005	Conv
8/28/2009	Common	4(2)/506	20,000,000	K&L	Debt Retire	Cash	$ 0.0010	Conv
8/31/2009	Common	4(2)/506	14,500,000	JMJ	Fin Conv	Cash	$ 0.0005	Conv
8/31/2009	Common	4(2)/506	22,727,272	TJM	Debt Retire	Cash	$ 0.0011	Conv
9/1/2009	Common	4(2)/506	50,000,000	Watson	Debt Retire	Cash	$ 0.0008	Conv
9/1/2009	Common	4(2)/506	25,000,000	Thompson	Mngmnt	Services	$ 0.0019	CDG
9/1/2009	Common	4(2)	100,000,000	Camelot	Contract	Reserve	$ 0.0019	Conv
9/2/2009	Common	4(2)/506	7,172,801	NIR	Fin Conv	Cash	$ 0.0006	Conv
9/2/2009	Common	4(2)/506	25,000,000	K&L	Debt Retire	Cash	$ 0.0008	Conv
9/3/2009	Common	4(2)/506	14,600,000	JMJ	Fin Conv	Cash	$ 0.0005	Conv
9/8/2009	Common	4(2)/506	28,571,429	K&L	Debt Retire	Cash	$ 0.0007	Conv
9/8/2009	Common	4(2)/506	31,250,000	TJM	Debt Retire	Cash	$ 0.0008	Conv
9/10/2009	Common	4(2)/506	25,144,000	NIR	Fin Conv	Cash	$ 0.0006	Conv
9/10/2009	Common	4(2)/506	14,900,000	JMJ	Fin Conv	Cash	$ 0.0005	Conv
9/10/2009	Common	4(2)/506	25,000,000	TJM	Debt Retire	Cash	$ 0.0010	Conv
9/11/2009	Common	4(2)/506	32,000,000	JMJ	Fin Conv	Cash	$ 0.0005	Conv
9/11/2009	Common	4(2)/506	60,000,000	Mazuma	Debt Retire	Cash	$ 0.0008	Conv
9/11/2009	Common	S8	10,000,000	Ted Baer	Legal	Services	$ 0.0016	CMGR
9/11/2009	Common	S8	10,000,000	Bastien	Admin	Services	$ 0.0016	CSG
9/11/2009	Common	S8	10,000,000	Spainhower	Edgar	Services	$ 0.0016	CMGR

Here is a complete breakdown of all common shares issued in 2009 by effective date: - continued

Date	Title	Exemption	Amount	Name	Type	Consid	Price	Notes

9/14/2009	Common	4(2)/506	50,000,000	TJM	Debt Retire	Cash	$ 0.0010	Conv
9/14/2009	Common	S8	30,000,000	HAL	Legal	Services	$ 0.0018	CDG
9/15/2009	Common	4(2)/506	25,144,000	NIR	Fin Conv	Cash	$ 0.0006	Conv
9/15/2009	Common	4(2)/506	12,040,817	JMJ	Fin Conv	Cash	$ 0.0005	Conv
9/16/2009	Common	4(2)/506	25,144,000	NIR	Fin Conv	Cash	$ 0.0006	Conv
9/16/2009	Common	4(2)/506	16,500,000	JMJ	Fin Conv	Cash	$ 0.0005	Conv
9/21/2009	Common	4(2)/506	25,144,000	NIR	Fin Conv	Cash	$ 0.0006	Conv
9/21/2009	Common	4(2)/506	50,000,000	TJM	Debt Retire	Cash	$ 0.0010	Conv
9/23/2009	Common	4(2)/506	25,144,000	NIR	Fin Conv	Cash	$ 0.0006	Conv
9/23/2009	Common	4(2)/506	32,000,000	JMJ	Fin Conv	Cash	$ 0.0005	Conv
9/23/2009	Common	4(2)/506	32,478,483	Villam	Fin Conv	Cash	$ 0.0007	Conv
9/24/2009	Common	4(2)/506	54,500,000	Epic	Debt Retire	Cash	$ 0.0006	Conv
9/25/2009	Common	4(2)/506	32,500,000	JMJ	Fin Conv	Cash	$ 0.0003	Conv
9/25/2009	Common	S8	50,000,000	Atwell	Mngmnt	Services	$ 0.0009	CMGR
9/25/2009	Common	S8	20,000,000	H K Dyal	Consulting	Services	$ 0.0009	CFG
9/25/2009	Common	S8	20,000,000	Jackson	Mngmnt	Services	$ 0.0009	CMGR
9/25/2009	Common	S8	10,000,000	Winn	Admin	Services	$ 0.0009	CMGR
9/28/2009	Common	4(2)/506	11,700,000	NIR	Fin Conv	Cash	$ 0.0006	Conv
9/28/2009	Common	S8	10,000,000	Phil Scott	Valuation	Services	$ 0.0009	CMGR
9/29/2009	Common	4(2)/506	61,196,429	JMJ	Fin Conv	Cash	$ 0.0003	Conv
9/29/2009	Common	4(2)/506	72,727,272	TJM	Debt Retire	Cash	$ 0.0006	Conv
9/29/2009	Common	S8	9,543	H K Dyal	Consulting	Services	$ 0.0011	CFG
9/29/2009	Common	S8	10,000,000	Petroff	Consulting	Services	$ 0.0011	CMGR
10/5/2009	Common	4(2)/506	121,212,121	TJM	Debt Retire	Cash	$ 0.0006	Conv
10/6/2009	Common	4(2)/506	65,272,199	NIR	Fin Conv	Cash	$ 0.0004	Conv
10/12/2009	Common	4(2)/506	37,000,000	NIR	Fin Conv	Cash	$ 0.0004	Conv
10/12/2009	Common	4(2)/506	28,272,199	NIR	Fin Conv	Cash	$ 0.0004	Conv
10/12/2009	Common	S8	10,000,000	Kerchner	Consulting	Services	$ 0.0007	CFG
10/12/2009	Common	S8	10,000,000	Elliott	Consulting	Services	$ 0.0007	CFG
10/19/2009	Common	4(2)/506	40,000,000	NIR	Fin Conv	Cash	$ 0.0003	Conv
10/23/2009	Common	4(2)/506	25,272,000	NIR	Fin Conv	Cash	$ 0.0003	Conv
10/30/2009	Common	4(2)/506	65,272,000	NIR	Fin Conv	Cash	$ 0.0003	Conv
11/6/2009	Common	4(2)/506	30,000,000	NIR	Fin Conv	Cash	$ 0.0003	Conv
11/6/2009	Common	4(2)/506	5,000,000	NIR	Fin Conv	Cash	$ 0.0003	Conv
11/6/2009	Common	4(2)/506	8,000,000	NIR	Fin Conv	Cash	$ 0.0003	Conv
11/6/2009	Common	4(2)/506	7,500,000	NIR	Fin Conv	Cash	$ 0.0003	Conv
11/6/2009	Common	4(2)/506	37,786,000	NIR	Fin Conv	Cash	$ 0.0003	Conv
11/9/2009	Common	S8	10,000,000	Spainhower	Edgar	Services	$ 0.0008	CMGR
11/9/2009	Common	S8	10,000,000	Phil Scott	Valuation	Services	$ 0.0008	CMGR
11/16/2009	Common	S8	10,000,000	Reznikoff	Consulting	Services	$ 0.0007	CMGR
11/25/2009	Common	S8	80,000,000	Reznikoff	Consulting	Services	$ 0.0006	CMGR
11/30/2009	Common	4(2)/506	88,286,000	NIR	Fin Conv	Cash	$ 0.0003	Conv
11/30/2009	Common	S8	95,000,000	Ted Baer	Legal	Services	$ 0.0005	CMGR
12/3/2009	Common	S8	60,000,000	Temple	Legal	Services	$ 0.0004	CDG
12/4/2009	Common	S8	200,000,000	Atwell	Mngmnt	Services	$ 0.0001	CMGR
12/4/2009	Common	S8	200,000,000	Jackson	Mngmnt	Services	$ 0.0001	CMGR
12/9/2009	Common	S8	10,000,000	Winn	Admin	Services	$ 0.0004	CMGR
12/14/2009	Common	S8	125,000,000	Reznikoff	Consulting	Services	$ 0.0003	CMGR
12/21/2009	Common	4(2)/506	107,322,600	NIR	Fin Conv	Cash	$ 0.0001	Conv
12/30/2009	Common	4(2)/506	107,322,600	NIR	Fin Conv	Cash	$ 0.0001	Conv
12/31/2009	Common	4(2)	5,008	Share Adj	Acctng	Adj	$ 0.0001	CMGR

Total			3,059,096,263

Notes:  “CMGR” refers to transactions related to Camelot Entertainment Group operations. “CSG” refers to transactions related to Camelot Studio Group operations. “CFG” refers to transactions related to Camelot Film Group transactions. “CDG” refers to transactions related to Camelot Distribution Group transactions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying financial statements and notes to help provide an understanding of Camelot’s financial condition, cash flows and results of operations. Our MD&A is organized as follows:

o	Plan of Operation. This section provides a brief description of Camelot’s plan of operation for fiscal year 2010.

o	Overview. This section provides a general description of our corporate structure and what the management will focus on in 2010.

o	Cash requirements. This section provides a discussion of how long Camelot can satisfy its cash requirements and the need, if any, to raise additional funds in 2010.

o	Research and Development. This section discusses the research and development activities of Camelot.

o	Equipment. This section looks at if there will be any major equipment purchases in 2010.

o	Change in Employees. This section discusses if there will be any significant change in the number of employees.

o	Results of Operations. This section provides an analysis of Camelot’s results of operations for the two years ending December 31, 2009.

o
Liquidity and Capital Resources. This section provides an analysis of Camelot’s cash flows for the two years ended December 31, 2009, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2009. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

o	Sources of Revenue. This section examines expected sources of revenues.

o	Recent Financings. This section discusses financing transactions of Camelot during 2009.

o	Off-Balance Sheet Arrangements. This section discloses any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Camelot’s financial condition.

o	Critical Accounting Estimates. This section identifies those accounting estimates that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application.

o	Critical Accounting Policies. This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. All of the Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 to the accompanying financial statements.

o	Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward looking information appearing in this report, including in MD&A and the financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to “Risk Factors” in Part I of this report, for a discussion of the risk factors applicable to the Company.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Plan of Operation

Overview

Camelot's Entertainment Group is working to become a fully integrated, broad based entertainment company whose planned future global operations expect to encompass motion picture production and distribution, television programming, production and syndication, home video acquisition and distribution, digital media production and distribution, development and operation of studio facilities, development of new technologies, and distribution of filmed entertainment worldwide. We are planning to become a global leader in the creation, production, distribution, licensing and marketing of all form of creative content and their related businesses across all current and emerging media and platforms. If we are successful in implementing our business model, we expect to make our presence felt in feature film, television and home entertainment production and distribution,  DVD, digital distribution, licensing and entertainment related digital media.

Our Company is divided up into three major divisions, Camelot Film Group, Camelot Studio Group and Camelot Production Services Group.

Our current focus is on the continued expansion of Camelot Distribution Group, Inc., a division of Camelot Film Group, including the ongoing acquisition of film, television and digital media properties for distribution through Camelot Distribution Group and DarKnight Pictures.

We are also pursuing an acquisition “roll-up” strategy to systematically piece together the critical elements of a fully-integrated studio that will provide product to a global audience. The first steps in the execution of this plan are the acquisition of content, distribution and post production facilities. An additional acquisition is in the advanced stages of consideration which would add another well-known, highly-respected film production company based in California.

We will be seeking convertible debt or equity financing to fund four (4) specific “roll-up” acquisitions under Agreement, working capital requirements, future capital expenditures, restructure some existing high-cost debt and to provide a reserve for several future acquisitions under active consideration. Camelot will use the proceeds to close on the four (4) acquisitions and use the balance for a reserve and general corporate operating purposes. We are in the process of identifying and securing the financing necessary to complete these acquisitions. If we are not successful in securing this financing, which we expect will come from both private and public institutions, our ability to close these transactions will be adversely affected.

Recently, Camelot entered into Purchase Agreements to acquire a feature film lab and digital post production services company, a media distribution company, and certain film assets of two LA-based media distribution companies. Upon completion of the initial transactions, the newly-combined company will have taken the essential steps in constructing a publicly-traded company with a competitive advantage in the independent film marketplace as a fully-integrated, low-cost producer and distributor of media content. If we are unable to complete these transactions, our plan of operation for 2010 may be affected as we will have to replace these potential acquisitions with other candidates, resulting in a longer time frame to achieve our initial goals.

On August 25, 2009, Camelot entered into a non-binding Letter of Intent to acquire all of the outstanding stock of a post-production film studio located in Miami, FL, New Orleans, LA and Puerto Rico, and certain Florida real estate owned by an affiliate. The acquisitions will be completed in two related stages, with the business assets closing first, followed by the real estate assets within eighteen (18) months. Camelot has agreed to provide warrants to purchase Camelot’s Common Stock, at a purchase price equal to the 90 day average bid price of Camelot’s Common Stock immediately following the closing of a definitive agreement. In addition, there is a provision for the current senior executives of the company to receive an employment agreement and remain with the company for a minimum of five years. Camelot agreed to enter into a profit sharing plan with the executives of the company. Pursuant to the Letter of Intent, we have negotiated a total purchase price of $8,749,155 to be paid as follows: (i) $4,287,086 in cash, and (ii) $4,462,069 in our preferred stock. Furthermore, we have agreed to provide warrants to purchase up to $1,000,000 of our common stock, at a purchase price equal to the 90 day average bid price of our common stock immediately following the closing of a definitive agreement. In addition, there is a provision for the current executives of the post-production company to receive an employment agreement and remain with the post-production company for a minimum of five years. Lastly, we agreed to enter into a profit sharing plan with the executives of the post-production company .Further details concerning this acquisition can be found in our Form 8-K filings.

On August 29, 2009, Camelot entered into a non-binding Letter of Intent to acquire all of the outstanding stock of a film and television distribution company which owns a substantial film library and is located in the United Kingdom. Camelot has agreed to provide warrants to purchase Camelot’s Common Stock, at a purchase price equal to the 90 day average bid price of Camelot’s Common Stock immediately following the closing of a definitive agreement. In addition, there is a provision for the two current senior executives of the company to receive an employment agreement and remain with the company for a minimum of five years. Camelot agreed to enter into a profit sharing plan with the executives of the company. This agreement is currently being reevaluated. Pursuant to the Letter of Intent, we have negotiated a total purchase price of $8,500,000 to be paid as follows:

(i) $4,165,000 in cash, and (ii) $4,335,000 in a class of our preferred stock, which shall receive a fixed annual dividend of 8%. Furthermore, we have agreed to provide warrants to purchase up to $1,000,000 of our common stock, at a purchase price equal to the 90 day average bid price of our common stock immediately following the closing of a definitive agreement. In addition, there is a provision for the current executives of the distribution company to receive an employment agreement and remain with the distribution company for a minimum of five years. Further, we agreed to enter into a profit sharing plan with the executives of the  distribution company. Further details concerning this acquisition can be found in our Form 8-K filings.

On September 27, 2009, Camelot entered into a non-binding Letter of Intent to acquire the film library and certain assets of an entertainment company located in Los Angeles, CA. Camelot has agreed to provide warrants to purchase Camelot’s Common Stock, at a purchase price equal to the 90 day average bid price of Camelot’s Common Stock immediately following the closing of a definitive agreement. Pursuant to the Letter of Intent, we have agreed to negotiate a total purchase price to be paid as follows: (i) 49% in cash, and (ii) 51% in class of our convertible preferred stock, which shall receive a fixed annual dividend of 8%. Furthermore, we have agreed to provide warrants to purchase up to $500,000 of our, at a purchase price equal to the 90 day average bid price of our common stock immediately following the closing of a definitive agreement. As of the date of this filing, we are still negotiating the final price. Further details concerning this acquisition can be found in our Form 8-K filings.

Camelot has also reached a tentative agreement to acquire the assets of an 800 + title film and television (including animation) program distribution company based in Los Angeles, CA, with established distribution channels in film, TV, DVD/VOD. The Company hopes to close this transaction during the second quarter of 2010. No further information is available at this time.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

In late-2010, Camelot also plans to acquire a Los Angeles based production and distribution company with over 250 film credits in production and distribution, and an exceptional industry reputation, producing films for Fox Entertainment, Sony, Disney and Lionsgate among others. Once acquired, Camelot plans for the company to oversee Camelot Film Group operations, and to oversee the production of a moderately-priced film slate to be produced and distributed by Camelot over a three year period. Also in late 2010 or 2011, Camelot has plans for a joint venture with and/or minority stock position in an international independent film studio company which would facilitate production efficiencies and mitigate risk for Camelot film slate.

All of the aforementioned acquisitions and negotiations are complex financial transactions and there can be no guarantee that we will be able to successfully complete those transactions. While at present our distribution operations are growing, volatile market conditions and the ongoing uncertainty of the global economic outlook could stymie that growth at any time and increase the pressure on an already strained corporate financial structure. Any or all of the above uncertainties could have a material adverse effect on the Company.

In addition, during fiscal year 2010, the Company’s will continue to focus on the ongoing development of projects and continued expansion of our distribution and production pipeline within our Camelot Film Group division, while continuing to pursue opportunities through our Camelot Studio Group division. The emergence of Camelot Film Group as it prepares to unveil its Camelot Production Model (“CPM”) in 2010 points to significant activity for us this year. In order to implement our plans to become a global media and entertainment company, it is critical that we build a solid foundation to build upon, and that begins with making sure that each division is carefully structured and that their respective business models are implemented in accordance with those designs.

There are five steps that comprise the backbone of our operating philosophy that is contained within our business model. Each step, when executed and fully implemented, secures the foundation for the next step. These five steps are:

1.	Education; which leads to

2.	Infrastructure; which leads to

3.	Utilization; which leads to

4.	Opportunity; which leads to

5.	Success

The current focus of our operations is our Camelot Film Group division, and the expansion of Camelot Distribution Group and DarKnight Pictures. In addition, we have acquired several literary properties as we gear up to hopefully begin physical production this year on several projects in our production pipeline. Veteran producer H. Kaye Dyal has been brought in to head up production for us in our Camelot Features division, and he has brought in several projects that are in various stages of development.

Fiscal year 2010 should also see the emergence of our proprietary Camelot Films® “CPM”. Designed to have mainstream appeal and franchise potential, the CPM provides for the development, production, marketing and distribution of motion pictures by combining the efficiencies realized by studios of the early 1900’s with the artistic focus and diversity of today’s independent productions. Using this approach, we believe the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CPM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas many independent films are limited by the types of post production technology used, due in part to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum number of original motion pictures each year. One benchmark of the CPM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

Within our Camelot Film Group division, Camelot Films® plans to focus on high quality, suspense, action, thriller, comedy and dramatic commercial content. Camelot Features will continue to develop its limited catalogue of literary properties and preparations to begin pre-production on some of its projects as packaging is completed. Camelot Television Group plan to continue to explore potential pilots and television series to produce. Camelot Urban Entertainment is expected to complete its first feature length documentary during 2010 and continue the development process on several feature film properties currently being developed. Camelot Film Group plans to accelerate the activity in its Latin entertainment division once it completes its search for an executive to lead that division. We also plan to increase activity in our family division, Ferris Wheel Films. We hope to renew our consulting agreement with Capital Arts Entertainment, which is part of a contemplated acquisition plan that could result in the Capital Arts Management team joining forces with the Company and heading up Camelot Film Group. Experts in efficient budget production, the management of Capital Arts has over 250 film credits in production and distribution, and they have an excellent industry reputation. More details concerning this potential acquisition are expected to be released later this fiscal year. Camelot Gaming and our Digital Media division should begin to see activity in 2010.

Due to our prior focus and the commitment of resources on the Camelot Studios at ATEP project, we made the decision to slow down the progress of our other divisions and concentrate on completing the development and entitlement process of the ATEP project.  When that stopped, we refocused our attention on Camelot Film Group and will be increasing activity in Camelot Production Services Group during 2010. Notwithstanding the foregoing, our priority in 2010 will be as follows: first, Camelot Film Group; second, Camelot Studio Group; and third, Camelot Production Services Group.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

Cash Requirements

With current financial arrangements and successful resolution of the DTCC chill issue, we believe we will be able to satisfy our operational cash requirements for the year ending December 31, 2010. Our current operational cash requirements do not include any debt retirement, just basic operational expenses. In August 2009, we entered into a financing agreement with JMJ Financial which will provide $3,000,000 in operating funding over a period of two years. Due to the DTCC chill put on our stock in October 2009, JMJ had temporarily frozen our funding, which had a material adverse effect on our operations. With the DTCC chill now lifted, we expect the JMJ funding will continue as agreed to. Between that agreement and interim funding arrangements with some of our debt holders, including JMJ Financial, and with revenue coming in from our distribution activities, we have been able to sustain operations thus far.

In addition to the renewing our agreement with The Atwell Group, we are also exploring other financing options for Camelot Film Group in 2010. Additional 2010 working capital, if necessary, would be provided through agreements between Camelot and our officers and directors, and possibly through additional new agreements with The Atwell Group as discussed herein.

Research and Development

Our research and development activities are expected to be performed under our Camelot Production Services Group division, which includes Camelot Technology Group, which plans to research new technologies for our industry.

Equipment Purchases

We are not expecting to purchase any major pieces of equipment during 2010. The exception to this could be the purchase of equipment and other physical assets by Camelot Films® in the event one or more of its film slates is funded during 2010.

Changes in Employees

We are not expecting a significant increase in the number of employees during 2010. If any additions are made, they would probably occur during the third and or fourth quarter of 2010, and would depend upon the status of Camelot Film Group projects, slate financing and the contemplated corporate and asset acquisitions.

Recent Developments

DTCC Chill

The Company’s Common Stock, which trades on the OTCBB, was subject to a “chill” placed on deposits into CEDE by the DTCC between on or about October 12, 2009 and April 12, 2010. This “chill” did not affect the trading of Common Stock already in the marketplace. Nor did it affect the ability to DWAC shares already in the market. It did affect the ability of stockholders to deposit new shares into the market through CEDE, and further it has impacted the ability for investors to purchase Camelot stock through their brokerage firms, especially national firms that do the majority of  their trading activity on-line. According to the DTCC the "chill" was put in place to review high volume of shares issued during the second quarter of 2009. More importantly, the “chill” caused our major corporate funding partner JMJ Financial to freeze our corporate financing until the “chill” had been lifted, as the ability to continue as a DTC/DWAC eligible company was a condition precedent to the financing agreements. This put a severe strain on the Company’s financial condition. The Company and its legal team have resolved this situation with the DTCC and the “chill” was lifted on April 12, 2010.

During this critical time period, the Company was able to maintain operations through the ongoing financial support of its Chairman and founder, Robert Atwell, interim bridge financial support from its lenders, deferred payment arrangements with its consultants, advisors and legal team, and the limited revenues being generated from operations.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Roll-Up Strategy

The Company has undertaken its “roll-up” strategy at what the Company believes is a highly advantageous time.  Even as U.S. box office is on the rise, competition is dramatically decreasing.  The Company expects that the volume of films released theatrically in the U.S. to drop over the next two years from a record high of 610 pictures in 2008 to a volume below the historically normative range of 350-400 pictures annually.  This drop in film supply is mainly attributable to a significant decrease in new debt and equity financing provided to Hollywood by Wall Street and foreign banks (it is estimated that between 2004 and 2007 such financing totaled $18 billion) and to an industry-wide trend in which most of the significant U.S. distribution companies - both major studios and independents - are cutting their respective output due to capital shortages.  At the major studios, the focus is largely on the biggest films (budgeted at more than $100 million and known in the industry as “tentpole pictures”) which mean that the reduction in their film slates has largely come at the expense of lower and mid-budget films.  Additionally, in the last year, five studio independent divisions have closed or dramatically scaled back their operations (New Line, Picturehouse, Warner Independent, Paramount Vantage and Miramax Films), in part due to poor management decisions, seeking to create more expensive product, the global recession and credit crisis, and the decline of the art house film market.

The result is a rare opportunity: consumer demand is up even as supply is dramatically down. This imbalance has created an opening for a company with the right management acumen, financial discipline, and a proven ability to develop, produce, market and distribute star-driven, lower- to mid-budget commercial movies.  Hundreds of films per year are needed to satisfy expanding basic and premium cable time slots alone.

A result of the dramatic, industry-wide reduction in films being produced is that talent pricing has dropped substantially as talent availability has risen. Consequently, the Company believes it will be even better able to attract well-recognized, higher-quality talent at a reasonable cost.

Other distribution mediums will offset the well-publicized decline in DVD sales volume.  After films complete their run in theaters, they continue to generate additional revenue throughout the remaining phases of the film distribution life cycle including both domestic and international home video/DVD, digital distribution, pay and free television.  Although in the current recession DVD sales are down, Blu-ray sales, DVD rentals and Video on Demand (“VOD”) revenues have increased.  Taken altogether, total U.S. video revenue was off 6% to 22.4 billion in 2008, and is down 3.8% in the first three quarters of 2009.  However, in 2010, according to a June 2009 Future Source Consulting report, Blu-ray and VOD (which have been growing steadily and significantly over the last three years), are projected to achieve replacement value for falling DVD revenue.

Independent films are leading the move toward “day-and-date” VOD and theatrical release.  The transition from DVD to VOD is expected to occur within the next three to five years, fueling a rapid increase in growth mirroring the explosive rise in revenue that occurred when the home entertainment business transitioned from videotape to DVD.  At that time, wholesale pricing dropped from $65 per videotape to $10 per DVD, and volume exploded, generating $87 billion in incremental revenue to the industry over the past 13 years, according to Adams Media Research.  When the industry shifts from DVD to VOD as the access of choice, wholesale pricing is expected to drop from $10 per unit for DVD to $3-4 per unit for VOD, and Adams Media Research projects volume and revenue will rise significantly.  VOD will give new life to content libraries, such as the product pipeline contemplated by Camelot, and the emerging digital distribution model enhances the long-term growth possibilities for the film industry if one is positioned properly.

Few existing companies have the expertise or ability to create the necessary supply of product. There are two primary reasons for this supply shortage:

•
The major studio business model makes studios slow to react and adapt.  At the major studio level, the focus increasingly is on making a handful of $100 million-plus tentpole pictures each year, with a dramatic reduction in the overall number of pictures produced and released due to the credit crisis.  Most major studios are not adept at keeping costs down on films of any size, and as a result fewer moderate-cost, commercial films are being produced and released by the major studios.

•
Outside of the studios, most independent film companies are struggling to produce pictures in any significant number and a majority of the companies are burdened with substantial debt. A majority of the film finance/production firms have ceased participating in the market in the past two years.  This situation creates an opportunity for an aggressive independent to build a strong position.

During the fourth quarter of 2009, the Company continued to redefine its immediate goals as it focuses on the expansion of its distribution and production operations. The following outlines Camelot’s plans for implementation of its business model in 2010:

•	Seize the moment within an industry on the verge of substantial change;
•	Obtain film and media library content while the valuations are at the bottom of the cycle;
•	Obtain an interest in strategically located post-production facilities in order to control product quality, cross-sell across divisions and gain a window into technology changes in real time;
•	Create a home for independent film producers and directors to develop superior product with a better risk/reward ratio;
•	Use the exiting Camelot Entertainment Group, Inc. stock as currency to lower acquisition cost and to obtain “buy-in” by acquired company management;
•	Seek a move to a larger trading exchange, such as AMEX or NASDAQ in 2010/2011 to stabilize share price and obtain analyst coverage; and
•	Gain an early position in the Video-on-Demand [VOD] and Direct to Consumer aggregation, to pioneer new distribution channels not currently utilized by major studios.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

Through our wholly owned subsidiary Camelot Film Group, Inc. and its distribution divisions Camelot Distribution Group, Inc. and DarKnight Pictures, Inc., we acquired six films for distribution in 2009 and as a result we began generating and collecting revenues during the first quarter of 2010. During the first quarter of 2010, we have continued to acquire films for distribution, in addition to any library titles we may acquire as a result of our contemplated acquisitions. We plan to report our first quarter revenues as part of our first quarter Form 10-Q Quarterly report, scheduled to be filed no later than May 15th, 2010.

Our current cash requirements are provided principally through our financing agreements with JMJ Financial and The Atwell Group, Inc. (“TAG”), a company owned by our Chairman, and from ongoing revenues as a result of operations. Under our agreement with JMJ Financial, we are to receive $3,000,000 over a period of two years. That agreement was currently frozen due to the DTCC “chill”.

Our historical cash requirements were provided principally through our financing agreement with Eagle Consulting Group, Inc. (“Eagle”), a company owned by our Chairman. We entered into an agreement with Eagle on March 28, 2003, to provide operational funding for the Company. In exchange for twenty percent (20%)of the Company’s outstanding Common Stock on a non-dilutive, continuing basis until the Company could secure additional financing from another source, Eagle agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. The original Eagle agreement was completed as of December 31, 2007 before being renewed in January 2010.

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

Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance.  Our current liquidity and capital resources are provided principally through our current agreements with JMJ Financial, The Atwell Group, Inc., which are discussed below under Recent Financing, and from revenues generated from ongoing operations. During 2009, we also received funds through the NIR Financing, described as well in Recent Financing. However, the Company must find additional sources of financing in order to have a more traditional form of funding in place and to remain a going concern in the future. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty. In addition, our independent auditors have included a paragraph within their report that expresses substantial doubt about our going concern.

Recent 2008/2009 Financing

JMJ Financial 2009 Financing

2009 JMJ Financial Convertible Notes Payable

On September 3, 2009, the Company’s Board of Directors ratified an agreement entered into between the Company and JMJ Financial on August 18, 2009 whereby we entered into a financing agreement with JMJ Financial to invest $3,000,000 into the Company over a period of two years through six $500,000 convertible promissory notes (the "Convertible Promissory Notes") with JMJ Financial (the "Investor"). Under the terms of the Convertible Promissory Notes, the Investor and the Company entered into an initial $500,000 Convertible Promissory Note (the "Note") on August 18, 2009. The Company received an initial $100,000 on August 26, 2009.  The company received $100,000 on October 1, 2009, $100,000 on November 1, 2009,  $50,000 on December 1, 2009 and $50,000 on December 30, 2009, total received in 2009, $400,000. The Convertible Promissory Notes are secured by the Secured & Collateralized Promissory Note between JMJ Financial and the Company dated August 18, 2009, of which the Company is the holder.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

The Notes carry an interest rate of 12% and a maturity date of August 17, 2012. This interest rate is offset by the 12% interest rate on the Secured & Collateralized Promissory Note. The Notes are convertible into our common shares at the Conversion Price (as defined hereafter). The Conversion Price shall be fifty per cent of the lowest trade price in the 20 trading days previous to any conversion.

The Investors have contractually agreed to restrict their ability to convert the Convertible Promissory Notes and receive shares of the Company's Common Stock such that the number of shares of the Company's Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's Common Stock.

The sale of Convertible Promissory Notes described above in Item 1.01 is still underway and is expected to be completed on or before August 17, 2011. The Company received $100,000 in gross proceeds from the initial Convertible Promissory Note on August 26, 2009. At the closing, the company became obligated to the Investors for $500,000 in face amount of the initial Convertible Promissory Note. The Company expects to receive an additional minimum of $100,000 in gross proceeds from the initial Convertible Promissory Note each month until it has received the total $500,000. As of the date of filing $475,000 had been received. The balance of the Convertible Promissory Notes, $2,500,000, is expected to be delivered to the Company over the next two years. The Notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of us.

NIR 2009 Financing

2009 NIR Convertible Notes Payable

On September 3, 2009, the Company’s Board of Directors ratified an agreement entered into between the Company and New Millennium Capital Partners II, LLC, an affiliate of The NIR Group, on August 31, 2009 whereby we entered into an Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners III, LLC (the "Investor"). Under the terms of the Securities Purchase Agreement, the Investor purchased an aggregate of (i) $100,000 in callable convertible secured notes (the "Notes"). The Company received the proceeds from the Securities Purchase Agreement on September 2, 2009. This and other similar transactions with NIR described below are referred to as the “NIR Financing”.

The Notes carry an interest rate of 10% and a maturity date of August 30, 2012. The notes are convertible into our common shares at the Variable Conversion Price (as defined hereafter). The Variable Conversion Price shall be equal to the Applicable Percentage multiplied by the average of the lowest three (3) trading prices for our shares of Common Stock during the twenty (20) trading day period prior to conversion. The Applicable Percentage is 50%.

At our option, we may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the Common Stock is trading below the Initial Market Price as adjusted. In addition, in the event that the average daily price of the Common Stock, as reported by the reporting service, for each day of the month ending on a determination date is below the Initial Market Price as adjusted, we may prepay a portion of the outstanding principal amount of the Notes equal to 104% of the principal amount hereof divided by thirty-six (36) plus one month’s interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property, excluding Camelot Studio Group and Camelot Film Group, as well as demand registration rights.

The Investors have contractually agreed to restrict their ability to convert the Notes and receive shares of the Company's Common Stock such that the number of shares of the Company's Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's Common Stock.

If requested by the note holder, in accordance with the terms and conditions of the Registration Rights Agreement, we are committed to registering the shares of Common Stock underlying the Notes in the event no other exemption is available to the Investor, including Rule 144. In the event no other exemption is available, we have agreed to use our best efforts to file the registration statement within thirty (30) days from the date of request by the Investor otherwise we may be subject to penalty provisions. There are penalty provisions if the Company does not use its best efforts and respond to comments from the SEC regarding its Registration Statement in a timely manner, or after the Registration Statement has been declared effective by the SEC, sales of all of the Registrable Securities cannot be made pursuant to the Registration Statement due to the fault of the Company.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

NIR 2008 Financing

2008 NIR Convertible Notes Payable

On August 14, 2008, Camelot issued a callable secured convertible note payable for $160,000 to New Millennium Capital Partners II, LLC. Camelot received the proceeds in August and September 2008. The note payable provided for annual interest at 10%, was secured by the assets of the Company (less contractual exclusions), and matures on May 10, 2011. The principle and accrued interest of the note is convertible into Camelot’s Common Stock at a variable conversion price which is 50% of the average market price of the Common Stock of the lowest three trading days prior to the date of conversion. The proceeds were used for working capital purposes and advances from related parties. In addition, the investors shall receive 28,571 cashless warrants at an exercise price of $7 which expire in seven years.

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

Camelot Studio Investors

In January 2008, we agreed to sell up to 30% of our interest in Camelot Development Group, LLC (“CDG”) to Camelot Studio Investors LLC (“CSI”) for up to $3,000,000 on an as needed basis. CDG, which is part of our Camelot Studio Group division, was a 50% joint venture partner in Camelot Development Tustin, LLC (“CDT”). CDT was working with the South Orange County Community College District (“SOCCCD”) to become the master developer for the Advanced Technology and Education Park (“ATEP”) campus in Tustin, California, which was to include Camelot Studios at ATEP. The ATEP project and this funding agreement were terminated during the third and fourth quarter of 2008. We only received a total of $200,000 in cash and an additional $300,000 in debt conversion as a result of this transaction.

NIR 2006 Financing

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

The Notes carry an interest rate of 10% per annum (as amended) and a maturity date of December 27, 2009. The notes are convertible into CMEG Common Stock at the applicable percentage of the average of the lowest three (3) trading prices for CMEG shares of Common Stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty (30) days of the closing.

At our option, we may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $175 per share. In addition, in the event that the average daily price of the Common Stock, as reported by the reporting service, for each day of the month ending on any determination date is below $175, we may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

We simultaneously issued to the Investors seven year warrants to purchase 100,000 shares of our Common Stock at an exercise price of $10,500.

In connection with the recent financing and pursuant to a Structuring Agreement, we also issued to Lionheart Associates, LLC d/b/a Fairhills Capital (“Lionheart”) warrants representing the right to purchase up to eight (8) shares of our Common Stock under the same terms as the Warrants issued to the Investors.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Additional Information

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our Common Stock such that the number of shares of our Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of CMGR’s Common Stock.

As a result of our SB-2 Registration, a total of 132,285 shares of Common Stock were registered. They were all converted at various prices during 2007. With the changes in Rule 144 that became effective on February 15, 2008, additional shares will now be converted under Rule 144 B (1). As of December 31, 2009, the principal balance of the Notes was $850,601.

In the event of full conversion of the aggregate principal amount of the Notes of $850,601 as of December 31, 2009, we would have to issue a total of 17,012,020,000 shares of Common Stock. This amount is calculated as follows:

The aggregate principal amount of the Notes is $850,601. The estimated conversion price of the Notes is $0.00005 based on the following: $0.0001 was the average of the lowest three (3) trading prices for our shares of Common Stock during the twenty (20) trading days prior to December 31, 2009, less a 50% discount. Thus, at a discounted price-per-share of $0.00005, 17,012,020,000  shares of the Company's Common Stock would be issuable upon conversion of $850,601 into common shares of the Company ("Conversion Shares"). However, due to contractual limitations, the most that could be converted in any single singular conversion as of December 31, 2009 is approximately 147,770,402 shares, or 4.99% of the 2,961,330,703 outstanding shares. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30 day period.

As of December 31, 2009, our stock was trading at $.0001, the lowest quoted trade available on the OTCBB. As a result, the trading price of stock will not go any lower, thereby establishing a floor for the effective conversion price at $.00005. In the event the conversion price discount was increased, there could me more shares issued over time. The following table shows the effect on the number of shares issuable upon full conversion, in the event the Common Stock price declines by 25%, 50% and 75% from its the most recent trading price.

		Price Decreases By
	12/31/2009	25%	50%	75%
Average Common Stock Price (as defined above)	$0.0001	$0.0001	$0.0001	$0.0001
Conversion Price (50% Discount)	$0.00005	$0.00005	$0.00005	$0.00005
100% Conversion Shares:	17,012,020,000	17,012,020,000	17,012,020,000	17,012,020,000
Principal Balance of Notes:	$850,601

The Atwell Group, Inc.

Throughout 2009, The Atwell Group, Inc. has paid for expenses on behalf of Camelot as needed. With the occurrence of other financial resources becoming available, the amount of resources committed by The Atwell Group had diminished when compared to prior years. Due to the ongoing need for financial support, we have renewed our agreement in January 2010 with The Atwell Group to provide funding as needed during 2010 and beyond. The Atwell Group, Inc. is owned by our Chairman, Robert Atwell.

Private Placements and Registrations

We are also in the process of preparing a private placement memorandum and an S-1 registration statement for the purpose of funding our contemplated acquisitions and Camelot Films® initial slate of pictures. If the anticipated funding is successful, in additional to closing the four contemplated acquisitions; it is our goal to have between ten and 12 motion pictures in various stages of development or production within 12 to 24 months. In the event we are unable to complete the funding, we could have to delay our slate until such time as the necessary funding is acquired.

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

Sources of Revenue

Our expected sources of revenue during 2010 and beyond are expected initially to be derived from our Camelot Film Group operations, including distribution revenues generated by Camelot Distribution Group.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Camelot Film Group

We began generating minimal revenues, albeit slowly initially, during 2010 through our wholly owned subsidiary Camelot Film Group, Inc. Through Camelot Film Group divisions Camelot Distribution Group, Inc. and DarKnight Pictures, Inc., we acquired six films for distribution in 2009, and as a result we began generating revenues during the first quarter of 2010. We started collecting those revenues during the first quarter of 2010. During the first quarter of 2010, we have continued to acquire films for distribution, in addition to any library titles we may acquire as a result of our contemplated acquisitions. We plan to report our first quarter revenues as part of our first quarter Form 10-Q Quarterly report, scheduled to be filed no later than May 15th, 2010. We also expect to begin generating revenues from two other divisions within Camelot Film Group, Camelot Films® and Camelot Features. It will take three to five years to realize significant revenues from these divisions as they become fully operational.

We are currently updating our business plan, the core of which is our film, television and digital media business model. Upon completion of the business plan, we expect to finalize financing which could provide the funding necessary to launch our first Slate under the Camelot Films® banner. In addition, we will continue to develop and package projects within our Camelot Features division, including those projects described above. Our urban division, Camelot Urban Entertainment, plans on completing its first feature length documentary later this year with an expected release date of late 2010.

Once our films are funded and begin the production process, our distribution division intends to engage international and domestic channels of distribution using a variety of methods. If successful, these distribution outlets could generate early limited revenues prior to the actual delivery of the films. The type of film, subject matter and scale of the project will determine in most cases the priority in which the following distribution methods are addressed:

•	Licensing of videocassettes and digital video discs (DVDs)

•	Pay-per-view cable and satellite licensing

•	Pay television and internet licensing, including VOD and Direct to Consumer

•	Broadcast television, cable and satellite licensing

•	Hotels, airlines and other non-theatrical exhibitions

•	Theatrical exhibition

•	Mobile and other forms of Digital Media

•	Syndicated television licensing

•	internet Protocol TV (IPTV)

Our strategy of developing in-house distribution and marketing expertise, while intended to increase the proportion of a given original motion picture’s revenue we can retain, may have the effect of reducing the speed with which we can obtain cash from any motion pictures we complete. This is due in part to the way that many independent productions distribute their motion pictures.

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

Our strategy does not involve working through outside sales agents, although if we are unable to successfully market our films directly to the market, we may have no alternative but to pursue such channels. Under our strategy of marketing directly to buyers and other distributors, we would still have the ability to pursue and negotiate minimum guarantees and advances. However,

In general we believe that this would likely negatively impact the potential return we seek to realize on our original motion picture productions. The result of this strategy may be that the speed with which we convert film projects into cash inflows could also be negatively impacted.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Expected Significant Changes in the Number of Employees

According to the Bureau of Labor Statistics, in 2008, the United States had about 367,900 wage and salary jobs in the motion picture production and distribution industry. The majority of these jobs were in motion picture production and services, including casting, acting, directing, editing, film processing, motion picture and videotape reproduction, and equipment and wardrobe rental. Most motion picture and distribution establishments employ fewer than ten workers.

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

None of our executive officers or directors currently has a contracted compensation package. The Board of Directors has established parameters for the anticipated employment contracts, which are now expected to be finalized during the second quarter of 2010.  However, our executive officers do receive compensation. We also plan to hire a minimum of four additional personnel engaged in marketing and distribution, operations and general and administrative capacities. These planned changes in personnel alone are significant. However, should we be required to engage a higher number of production professionals as employees, instead of our current plans to engage many production personnel as independent contractors, the increase in employees would be even more significant.

General

Our operations consist primarily of acquiring completed films for domestic and international distribution and developing literary properties which can be produced, distributed and marketed as original motion pictures, television programming and digital media through our Camelot Film Group and its distribution divisions, Camelot Distribution Group and DarKnight Pictures. In addition, we are continuing to pursue projects through our Camelot Studio Group division and on a limited basis, projects within our Camelot Production Services Group division. These have inherent long-term sales cycles. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you read the discussion in connection with the audited financial statements, the unaudited interim financial and the related notes included elsewhere in this annual report.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

REVENUE

	Cumulative During Development	Year Ended December 31,
	Stage	2009	2008	% Change

Net Revenues	$58,568	$0	$0	(0%)

We did not collect any revenue for the year ended December 31, 2009. We are currently focused on acquiring completed films for domestic and international distribution and developing literary properties which can be produced, distributed and marketed as original motion pictures, television programming and digital media through our Camelot Film Group and its distribution divisions, Camelot Distribution Group and DarKnight Pictures. None of our divisions, including those that have limited operations and those that are being developed, have not generated any collectable revenue as of December 31, 2009. However, we did begin collecting revenue during the first quarter of 2010. We do not expect to generate any significant revenue from any studio group projects for the foreseeable future. Revenue from production services group operations should begin to materialize within the next 24 months, depending upon availability of financing and other logistical factors, including technology development and staffing.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

COST OF SERVICES

	Cumulative During Development	Year Ended December 31,
	Stage	2009	2008	% Change

Cost of Services	$95,700	$0	$0	(0%)

Our cost of services historically was comprised principally of activities directly related to the distribution and production of film, television and digital media properties and the development of our contemplated studio group properties. We provided no services that generated collected revenue for the year ended December 31, 2009. To the degree that we generate distribution and production revenue in future periods, services provided by officers during such periods are to be matched to revenue associated with such services and recorded as costs of services. In future periods, we expect to rely heavily on the ability to use exchanges of our equity to key production and other personnel and contractors as a means of reducing the cash required to complete original motion picture projects. Such reliance could likely result in a lack of predictability and a great deal of volatility with regard to our cost of sales and, therefore, our gross margin percentage.

SALES AND MARKETING EXPENSES

	Cumulative During Development	Year Ended December 31,
	Stage	2009	2008	% Change

Sales & Marketing Expenses	$53,959	$0	$0	(0%)

Since inception, sales and marketing expenses have consisted of advertising, promotional materials and public relations expenses related to our product pipeline, which in 2009 was primarily through our Camelot Distribution Group division. There were no Sales & Marketing expenses for 2008. In future periods, we expect that nearly all of our sales and marketing expenses should be related to the distribution and promotion of original motion pictures, television programming and digital media we intend to produce. Similarly, we anticipate that nearly all such expenses should require settlement in cash.

 RESEARCH AND DEVELOPMENT

	Cumulative During Development	Year Ended December 31,
	Stage	2009	2008	% Change

Research & Development Expenses	$252,550	$0	$0	(0%)

Since inception, research and development expenses have consisted primarily of costs related to the acquisition, testing, design, development and enhancement of certain technologies we held rights to and which we intended to use in the future to meet our internal needs or the needs of ventures we might have invested these technologies with.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

GENERAL AND ADMINISTRATIVE

	Cumulative During Development	Year Ended December 31,
	Stage	2009	2008	% Change

General & Administrative Expenses	$15,505,374	$2,086,807	$1,406,916	(48%)

The Company has incurred $15,505,374 of general and administrative expenses since its inception. General and Administrative expenses were $2,086,807 for the year ended, December 31, 2009, compared to $1,406,916 for the year ended, December 31, 2008.

The general and general administrative expenses for 2009 were comprised of $570,000 of officer salaries, $385,448 of professional services and $437,718 of professional fees (accounting, legal and other fees). Additionally, we incurred $145,012 for marketing costs, $16,902 in telephone costs, $44,660 in rent, $11,841 for insurance (D&O, workers compensation and business liability), office staff payroll of $39,613,  stock transfer fees and services of $34,198, trade shows and travel costs of $39,097,  acquisition expenses of $54,000, corporate filing fees of $10,728, office supplies of $22,057, dues and subscriptions of $12,770, approximately $223,000 in accrued payroll taxes for officer salaries and other administrative costs.

The general and general administrative expenses for 2008 were comprised of $602,300 of officer salaries, $319,385 of professional services and $71,133 of professional fees (accounting, legal and other fees). Additionally, we incurred $123,520 for marketing costs,  $13,349 in telephone costs, $143,188 in rent, $10,196 for insurance (D&O, workers compensation and business liability), office staff payroll of $26,250 along with other administrative costs.
IMPAIRMENT OF LONG-LIVED ASSETS AND IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

	Cumulative During Development	Year Ended December 31,
	Stage	2009	2008	% Change
Impairment of Assets	$2,402,338	$0	$0	(0%)

Impairment of Investments in Other Companies	$710,868	$0	$0	(0%)

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

Our financial results since inception are indicative of the extent to which impairment of investments and assets can impact our operating results. Since inception, impairment of investments in other companies accounts for $710,868, or approximately 3% of our $20,964,823 net loss, whereas impairment of long-lived assets has accounted for $2,402,338, or approximately 11% of our net loss since inception. Together, these two expense categories account for 24% of our net loss from inception and through the year ended December 31, 2005.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

INCOME TAXES

There is no current or deferred tax expense for the period from January 1, 2009 to December 31, 2009 due to net losses from operations by the Company. As of December 31, 2009 we had federal net operating loss carryforwards of over $10,500,000, compared to operating loss carryforwards of over $8,800,000 as of December 31, 2008. The operating loss carryforwards expire beginning in 2013 and may be subject to significant limitations attributable to change in control rules.

NET LOSS

	Cumulative During Development	Year Ended December 31,
	Stage	2009	2008	% Change
Net (loss)	$(20,964,823)	$(4,259,802)	$(428,575)	893%

The net loss for 2009 was more than in 2008 due to increase in interest expense due to debt retirement, large increase in legal fees and professional services and the start up of Camelot distribution operations.  during the year.  General and Administrative expenses were more in 2009 due to professional service fees charged for money raised for the company during the year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenues, has experienced an accumulated deficit of $20,964,823 and has a stockholders’ deficit. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforward. The Company has not estimated a deferred income tax asset related to net operating loss carryforward and other book/tax differences at December 31, 2009. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset, resulting in a net deferred income tax asset of $0.

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

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles accepted in the United States, which contemplate continuation of Camelot as a going concern. In addition, our independent auditors have included a paragraph within their report that expresses substantial doubt about our going concern  However, Camelot has experienced recurring operating losses and negative cash flows from operations.  This is due in part to Camelot’s historical focus on developing Camelot Studios at ATEP, which has necessitated considerable monetary and time commitments from Camelot in lieu of Camelot pursuing revenue generating opportunities either through its Camelot Film Group or Camelot Production Services Group divisions. Camelot’s Board of Directors made the decision to have Camelot focus on the studio project due to the long term importance of the studio and the impact successful completion of that project would have on Camelot Studio Group and Camelot overall. Camelot had to delay several revenue generating projects that it is now implementing with the ATEP project having been terminated. As a result, Camelot began generating revenues from its distribution operations during the fourth quarter of 2009 and began collecting those revenues during the first quarter of 2010.

Camelot’s continued existence is dependent upon its ability to increase operating revenues and/or obtain additional equity financing. As part of our ongoing efforts to obtain additional financing, we entered into a financing agreement with JMJ Financial in August, 2009 and have renewed our agreement with The Atwell Group to provide funding for our basic operational requirements.

Further, The Atwell Group has provided advances for certain Camelot expenses when necessary. It appears likely that such funding and financial arrangements with JMJ Financial, NIR, The Atwell Group and our officers and directors should continue to be enough to meet all of the Company's cash requirements in 2010. However, the Company must find additional sources of financing in order to have a more traditional form of funding in place and to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Significant Accounting Practices

 Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Financial Accounting Standards Board No. 133,” and by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Financial Accounting Standards Board Statement No. 133,” which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted Statement of Financial Accounting Standards No. 133 beginning January 1, 2004, which was codified to ASC 855. The adoption of Statement of Financial Accounting Standards No. 133 did materially impact our results of operations with our convertible notes payable entered into in December 2006.

Revenue Recognition

Revenue from the sales or licensing of films is recognized upon meeting all recognition requirements of Accounting Standard Codification 926, Entertainment — Films (“ASC 926”) (formerly Statement of Position 00-2.) These requirements are a) persuasive evidence of a sale or licensing arrangement with a customer exists, b) the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery, c) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, d) the arrangement fee is fixed or determinable, and e) collection of the arrangement fee is reasonably assured. For the year ended December 31, 2009 the Company had not produced and theatrically released any films that would meet all of the above-stated requirements and therefore recognized no revenues.

            Cash payments received in advance are recorded as deferred revenue until all the conditions of revenue recognition have been met. As of December 31, 2009 and 2008, the Company has not recorded any deferred revenue.

ITEM 7A. MARKET RISK DISCLOSURES

We are currently not exposed to any market risks relating to our operations which might result from changes in interest rates and changes in foreign currency exchange rates. In addition, we currently do not have any foreign currency exposures on distribution and/or production expenses, although we may encounter such exposure in the future. Our principal risk with respect to our convertible debt is the downward pressure these types of financings can have on our stock price, which could make it more difficult for us to obtain additional financing in the future.

ITEM 8. FINANCIAL STATEMENTS

We are filing the following reports, financial statements and notes to financial statements with this Annual Report. These reports may be found following Part III of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLCOSURES

Since April 30, 2009, dbbmckennon has served as the company’s Certifying Accountant.

In connection with the reorganization of McKennon, Wilson & Morgan LLP (the “Former Auditors”) in which certain of its audit partners resigned from the Former Auditors and have joined dbbmckennon. The Former Auditors resigned as the independent auditors of Camelot Entertainment Group, Inc. (the “Company”), effective April 30, 2009.  The Former Auditors had been the Company’s auditor since January 28, 2008.  The Company’s Board of Directors (the “Board”) approved the resignation of McKennon, Wilson & Morgan LLP on April 30, 2009.

Between January 28, 2008 and April 30, 2009, McKennon, Wilson & Morgan, LLP served as the company’s Certifying Accountant.

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

ITEM 9A. CONTROL AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

 Management’s Report on Internal Control over Financial Reporting

Our management, including Robert P. Atwell and George Jackson, our Certifying Officers, are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipt and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009  using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The management has identified the following three material weaknesses which have caused the management to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

ITEM 9A. CONTROL AND PROCEDURES - continued

1. We do not have sufficient segregation of duties within accounting functions due to the limited personnel, which is a basic internal control. This will change with the addition of more staff members, which has occurred during the first quarter of 2010.

2. Procedures have not been consistently in place to properly cut-off accounts payable and accrue un-invoiced liabilities. This is being addresses with the addition of new accounting staff in 2010.

3. The accounting department lacks adequate skills to account for stock based compensation for employees and non-employees related to stock issued for liabilities or services, and derivative accounting for convertible debt with a conversion rate with no floor (causing derivative accounting). The Company expects to add personnel familiar with these issues to our accounting department in 2010.

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

ITEM 9B. OTHER INFORMATION

Code of Ethics

We have adopted a Code of Business Conduct that applies to all our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct can be found on our website at www.camelotent.com. We plan to also post on this section of our website any amendment to the Code of Business Conduct, as well as any waivers that are required to be disclosed in accordance with Securities and Exchange Commission or market regulations.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors and executive officers of the Company as of December 31, 2009, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of stockholders.

Name	Age	Position	Date of Appointment

Robert P. Atwell	56	President, Chief Executive Officer, Chairman	March 19, 2003

George Jackson	49	Secretary, Chief Financial Officer, Director	April 1, 2005

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

Robert P. Atwell, 56, has been Chairman, President and Chief Executive Officer of the Company since March 19, 2003. Mr. Atwell is also the President of The Atwell Group, Inc., which encompasses several companies that Mr. Atwell has been affiliated with since 1978, including The Corporate Solution, Inc. (1978), Eagle Consulting Group, Inc. (1996), The Atwell Group, LLC (2004) and Camelot Films®, Inc. (1978). Mr. Atwell is also the majority stockholder of two pink sheet companies, Sky440, Inc. and Emaji, Inc. Mr. Atwell recently took over control of those two companies to implement a restructuring of their operations and to install new management teams. Mr. Atwell’s private companies specialize in taking small companies public, securing and implementing assignments for a variety of agencies and corporations including general business consulting, corporate restructuring, mergers and acquisitions, corporate investigations and securities administration. Mr. Atwell has been involved in all aspects of motion picture industry, including business affairs, development, production, distribution, finance, sales and marketing.  Mr. Atwell began his career in the entertainment business in 1971, working initially in television and independent film before establishing Camelot Films® in 1978.

George Jackson, 49, was appointed Chief Financial Officer and joined the Board of Directors on April 1, 2005. Mr. Jackson has been a Certified Public Accountant since 1984. He worked with the public accounting firm of KPMG. While at KPMG he worked as a consultant and auditor on many film companies including: Carolco Films, New World Pictures and others. He was the co-founder, CEO & CFO of several fitness centers from 1985 to 1999. He was responsible for managing companies with over $20 million in revenue, 540 employees in the United States and Asia, raising over $10 million in capital and managing the accounting departments and preparing financial statements for shareholders in the U.S. and Asia. He sold all his fitness center assets to Bally Total Fitness in early 2000, netting a return to shareholders of over 45% on an annual basis. From 2000 to present he has developed more fitness centers in Asia and been a director to several fitness companies. Mr. Jackson graduated from the University of Southern California with a B.S. in Accounting in 1982.

Board Committees

The Board of Directors of the Company has a standing Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee.

Audit Committee

The principal functions of the Audit Committee are to review and monitor the Company’s financial reporting and the internal and external audits. The committee’s functions include, among other things: (i) to select and replace the Company’s independent registered public accounting firm; (ii) to review and approve in advance the scope and the fees of our annual audit and the scope and fees of non-audit services of the independent registered public accounting firm; (iii) to receive and consider a report from the independent registered public accounting firm concerning their conduct of the audit, including any comments or recommendations they might want to make in that connection, and (iv) to review compliance with and the adequacy of our major accounting and financial reporting policies and controls. The Audit Committee met four times during the fiscal year ended December 31, 2009. It currently consists of Messrs. Atwell (Chairman) and Jackson. The Board has determined that Messrs. Atwell and Jackson are not “independent” as defined in the listing standards of the NASDAQ Stock Market.

Corporate Governance and Nominating Committee

Messrs. Atwell (Chairman) and Jackson constitute the Corporate Governance and Nominating Committee. The Board has determined that the members of the committee are not “independent” as defined in the listing standards of the NASDAQ Stock Market. The primary functions of the Corporate Governance and Nominating Committee are to identify, evaluate and recommend nominees to serve as Directors and review corporate governance principles and practices and respond to regulatory initiatives and requirements. The Corporate Governance and Nominating Committee met four times in the fiscal year ended December 31, 2009.

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

Family Relationships

Tamara Atwell, wife of Camelot Chairman Robert Atwell, provides administrative services to the Company on an as needed basis.

Involvement in Certain Legal Procedures

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

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

ITEM 11. EXECUTIVE COMPENSATION

Both of our executive officers and current directors have a contracted compensation package. The Board of Directors established the parameters for the employment contracts, which are expected to be amended during the second quarter of 2010.  Our President and CEO earned $420,000 as a base salary in 2009. Our CFO earned $150,000 as a base salary in 2009.  As of December 31, 2009 the CEO and CFO had not received all of these amounts and they are recorded as related party accounts payable on the balance sheet. In addition to the base salary, additional consideration is due and will be determined by the Board of Directors in 2010. The additional consideration will be added to the compensation packages for 2010, which are expected to increase.

The following table summarizes all compensation paid to our President and Chief Financial Officer for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Robert P. Atwell, (1)President, Chief	2009	$420,000	0	0	0	0	0	15,000	$435,000
Executive Officer	2008	$420,000	0	0	0	0	0	0	$420,000

George Jackson, (2) Secretary, Chief	2009	$150,000	0	0	0	0	0	0	$150,000
Financial Officer	2008	$100,000	0	0	0	0	0	0	$100,000

Stock Option Plan

Our Board of Directors adopted the 2009 Stock Option/Stock Issuance Plan on October 30, 2009 (“Plan”). This Plan replaced our previous 2007 Stock Option Plan. The Plan is divided into two separate equity programs: the Option Grant Program under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock, and the Stock Issuance Program under which eligible persons may, at the discretion of the Plan Administrator, be issued shares of Common Stock directly, either through the immediate purchase of such shares or as a bonus for services rendered the Company (or any Parent or Subsidiary).

The persons eligible to participate in the Plan are employees, non-employee members of the Board or the non-employee members of the board of directors of any Parent or Subsidiary, and consultants and other independent advisors who provide Services to the Company (or any Parent or Subsidiary). The Plan Administrator shall have full authority to determine, (i) with respect to the grants made under the Option Grant Program, which eligible persons are to receive such  grants, the time or times when those grants are to be made, the number of shares to be covered by each such grant, the status of the granted option as either an Incentive Option or a Non-Statutory Option, the time or times when each option is to become exercisable, the vesting schedule (if any) applicable to the option shares and the maximum term for which the option is to remain outstanding, and (ii) with respect to stock issuances made under the Stock Issuance Program, which eligible persons are to receive such issuances, the time or times when those issuances are to be made, the number of shares to be issued to each Participant, the vesting schedule (if any) applicable to the issued shares and the consideration to be paid by the Participant for such shares.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

The stock issuable under the Plan are shares of authorized but unissued or reacquired Common Stock. The maximum number of shares of Common Stock which may be issued over the life of the Plan may not exceed 3,000,000,000 shares. Shares of Common Stock subject to outstanding options shall be available for subsequent issuance under the Plan to the extent: (i) the options expire or terminate for any reason prior to exercise in full; or (ii) the options are cancelled in accordance with the cancellation-regrant provisions.  Unvested shares issued under the Plan and subsequently repurchased by the Company, at the option exercise or direct issue price paid per share, pursuant to the Company’s repurchase rights under the Plan shall be added back to the number of shares of Common Stock reserved for issuance under the Plan and shall accordingly be available for reissuance through one or more subsequent option grants or direct stock issuances under the Plan.

            Should any change be made to the Common Stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding Common Stock as a class without the Company’s receipt of consideration, appropriate adjustments shall be made to: (i) the maximum number and/or class of securities issuable under the Plan; and (ii) the number and/or class of securities and the exercise price per share in effect under each outstanding option in order to prevent the dilution or enlargement of benefits thereunder.  The adjustments determined by the Plan Administrator shall be final, binding and conclusive.  In no event shall any such adjustments be made in connection with the conversion of one or more outstanding shares of the Company’s preferred stock into shares of Common Stock.

The option exercise price per share shall be fixed by the Plan Administrator in accordance with the following provisions: The exercise price per share shall not be less than 100% of the Fair Market Value per share of Common Stock on the option grant date. If the person to whom the option is granted is a 10% or more Stockholder, then the exercise price per share shall not be less than 110% of the Fair Market Value per share of Common Stock on the option grant date. The exercise price shall become immediately due upon exercise of the option and shall, subject to the provisions of Section I of Article Four and the documents evidencing the option, be payable in cash or check made payable to the Company.  Should the Common Stock be registered under Section 12 of the Exchange Act at the time the option is exercised, then the exercise price may also be paid as follows: in shares of Common Stock held for the requisite period necessary to avoid a charge to the Company’s earnings for financial reporting purposes and valued at Fair Market Value on the Exercise Date; or to the extent the option is exercised for vested shares, through a special sale and remittance procedure pursuant to which the Optionee shall concurrently provide irrevocable instructions (A) to a Company -designated brokerage firm to effect the immediate sale of the purchased shares and remit to the Company, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate exercise price payable for the purchased shares plus all applicable Federal, state and local income and employment taxes required to be withheld by the Company by reason of such exercise and (B) to the Company to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale. Except to the extent such sale and remittance procedure is utilized, payment of the exercise price for the purchased shares must be made on the Exercise Date.

The stock issuance purchase price per share shall be fixed by the Plan Administrator but shall not be less than 100% of the Fair Market Value per share of Common Stock on the issue date.  However, the purchase price per share of Common Stock issued to a 10% Stockholder shall not be less than 110% of such Fair Market Value. Shares of Common Stock may be issued under the Stock Issuance Program for any of the following items of consideration which the Plan Administrator may deem appropriate in each individual instance: cash or check made payable to the Company or past Services rendered to the Company (or any Parent or Subsidiary).

The Plan shall become effective when adopted by the Board, but no option granted under the Plan may be exercised, and no shares shall be issued under the Plan, until the Plan is approved by the Company’s stockholders.  If such stockholder approval is not obtained within 12 months after the date of the Board’s adoption of the Plan, then all options previously granted under the Plan shall terminate and cease to be outstanding, and no further options shall be granted and no shares shall be issued under the Plan.  Subject to such limitation, the Plan Administrator may grant options and issue shares under the Plan at any time after the effective date of the Plan and before the date fixed herein for termination of the Plan.

The Plan shall terminate upon the earliest of: (i) the expiration of the ten year period measured from the date the Plan is adopted by the Board; (ii) the date on which all shares available for issuance under the Plan shall have been issued as vested shares; or (iii) the termination of all outstanding options in connection with a Company Transaction.  All options and unvested stock issuances outstanding at the time of a clause (i) termination event shall continue to have full force and effect in accordance with the provisions of the documents evidencing those options or issuances.

Director Compensation

Independent Directors who are not employees of the Company or any of its subsidiaries and who do not have a compensatory agreement providing for service as a director of the Company or any of its subsidiaries are eligible to receive the following minimum compensation:

Annual retainer for each Director, paid quarterly in advance	$5,000
Additional annual retainer for Chairs of the Compensation Committee and Nominating and Governance Committee	$1,000
Additional annual retainer for Chair of the Audit Committee	$1,000

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

The Company pays each director’s reasonable travel, lodging, meals and other expenses connected with their Board service. As of April 15, 2010, the Company’s Board of Directors did not have any members that were not employees and or officers of the Company.

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

2009 Non-Employee Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to non-employee directors who served during the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Value of Option Awards ($)	Non-equity Incentive Plan Compensation	All Other Compensation	Total
None	$0	0	0	0	0

Total	$0	0	0	0	0

 Certain Relationships and Related Transactions

None of our Board members are related. There were no Company related transactions between the Board members in 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following tables set forth, as of December 31, 2009, certain information regarding the ownership of Camelot’s capital stock by Camelot's Board of Director’s, executive officers and each person who is known to Camelot to be a beneficial owner owner of more than 5% of Camelot’s Common Stock. Unless otherwise indicated below, to Camelot’s knowledge, the persons listed below have sole voting and investing power with respect to his or her shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws.

The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. All shares are held beneficially and of record and each record shareholder has sole voting and investment power.

No officer, director or security holder listed herein owns any Common Stock warrants, options or rights not listed herein.

All shares are held beneficially and of record and each record stockholder has sole voting and investment power. The address at which each Executive Officer and Director can be reached is the Company's headquarters.

As of December 31, 2009, there were 3,061,330,703 shares of Common Stock issued and outstanding held by 157 stockholders of record. Of these shares, 100,000,000 shares of Common Stock are being held by Camelot in reserve for funding and other contractual obligations. As a result, there are 2,961,330,703 shares of Common Stock considered to be issued and outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS - continued

Name of Beneficial Owner	Shares Beneficially Owned	Percent

Robert P. Atwell, Inc. (1) 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	125,759,666	4%

George Jackson (2) 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	95,583,622	3%

TOTAL 5% Stockholders as a Group	221,343,288	7%

 (1) Includes all shares owned and or under the control of the Beneficial Owner. Robert P. Atwell is the owner of The Atwell Group, Inc. and other entities that have holdings in Camelot. Mr. Atwell is an officer and a director of Camelot.

(2) Includes all shares owned and or under the control of the Beneficial Owner. Mr. Jackson is an officer and director of Camelot.

Securities Ownership of Management

Common Stock

The following table sets forth as of December 31, 2009, certain information, based on information obtained from the persons named below, with respect to the securities ownership of the Common Stock by Management. Management owns 7%, or 221,343,288 shares, of the Company’s Common Stock.
Name of Beneficial Owner	Shares Beneficially Owned	Percent (3)

Robert P. Atwell, Inc. (1) 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	125,759,666	4%

George Jackson (2) 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	95,583,622	3%
Totals:	221,343,288	7%

Note (1): Includes direct and indirect affiliate ownership.
Note (2): Includes direct and indirect affiliate ownership.
Note (3): Based on 3,061,330,703 shares issued as of 12/31/09.

The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the SEC including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS - continued

All shares are held beneficially and of record and each record stockholder has sole voting and investment power. The address at which each Executive Officer and Director can be reached is the Company's headquarters.

Preferred Stock

As of December 31, 2009, we had three classes of outstanding Class A Convertible Preferred Stock, Class B Convertible Preferred Stock and Class C Convertible Preferred Stock.

On December 31, 2009, there were 10,147,511 shares outstanding of our $0.0001 par value Class A Convertible Preferred Stock. The Class A Preferred converts to 4 shares of Common Stock for every one share of Class A Preferred Stock. Each share of Class A Preferred Stock is entitled to 50 votes. Class A Preferred ranks superior to our Common Stock and ranks junior to our Class B Preferred Stock.

On December 31, 2009, there were 9,996,510 shares outstanding of our $0.0001 par value Class B Convertible Preferred Stock. The Class B Preferred converts to 10 shares of Common Stock for every one share of Class B Preferred Stock. Each share of Class B Preferred Stock is entitled to 1,000 votes. Class B Preferred ranks superior to all other classes of stock.

On December 31, 2009, there were 7,151,500 shares outstanding of our $0.0001 par value Class C Convertible Preferred Stock. The Class C Preferred converts to 1 share of Common Stock for every one share of Class C Preferred Stock. Each share of Class C Preferred Stock is entitled to 1 vote. Class C Preferred ranks superior to our Common Stock and ranks junior to our Class A and Class B Preferred Stock.

Name of Beneficial Owner	Class A Preferred Shares Beneficially Owned	Percent (3)

Robert P. Atwell (1) Chairman, President, CEO 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	8,625,010	85%

George Jackson (2) Secretary, CFO 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	1,410,000	14%
Totals:	10,035,010	99%
Note (1): Includes shares held directly and indirectly. Converts to 34,500,040 shares of Common Stock. Equals 431,250,500 votes.
Note (2): Includes shares held directly and indirectly. Converts to 5,640,000 shares of Common Stock. Equals 70,500,000 votes Note (3) Based on 10,147,511 total Class A Shares

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS - continued

Name of Beneficial Owner	Class B Preferred Shares Beneficially Owned	Percent (3)

Robert P. Atwell (1) Chairman, President, CEO 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	8,560,809	86%

George Jackson (2) Secretary, CFO 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	1,410,000	14%
Totals:	9,970,809	100%

Note (1): Includes shares held directly and indirectly. Converts to 85,608,090 shares of Common Stock. Equals 8,560,809,000 votes.
Note (2): Includes shares held directly and indirectly. Converts to 14,100,000 shares of Common Stock. Equals 1,410,000,000 votes. Note (3): Based on 9,996,510 total Class B Shares
Name of Beneficial Owner	Class C Preferred Shares Beneficially Owned	Percent (3)

Robert P. Atwell (1) Chairman, President, CEO 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	6,030,000	84%

George Jackson (2) Secretary, CFO 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	1,101,000	15%

Totals:	7,131,000	99%

Note (1): Includes shares held directly and indirectly. Converts to 6,030,000 shares of Common Stock. Equals 6,030,000 votes.
Note (2): Includes shares held directly and indirectly. Converts to 1,101,000 shares of Common Stock. Equals 1,101,000 votes.
Note (3): Based on 7,151,500 total Class C Shares.

Voting Rights by Class Summary as of December 31, 2009

Common	Shares	Common Equivalent	Votes	Percentage
Management	221,343,288	221,343,288	221,343,288	7%
Others	2,839,987,415	2,839,987,415	2,839,987,415	93%
Total	3,061,330,703	3,061,330,703	3,061,330,703	100%

Class A	Shares	Common Equivalent	Votes	Percentage
Management	10,035,010	38,940,040	486,750,500	99%
Others	112,501	450,004	5,625,050	1%
Total	10,147,511	39,390,044	492,375,550	100%

Class B	Shares	Common Equivalent	Votes	Percentage
Management	9,970,809	99,708,090	9,670,809,000	100%
Others	25,701	257,010	25,701,000	0%
Total	9,996,510	99,965,100	9,696,510,000	100%

Class C	Shares	Common Equivalent	Votes	Percentage
Management	7,131,000	7,131,000	7,131,000	99%
Others	20,500	20,500	20,500	1%
Total	7,151,500	7,151,500	7,151,500	100%

Total	Shares	Common Equivalent	Votes	Percentage
Management	248,480,107	367,122,418	10,386,033,788	78%
Others	2,840,146,117	2,840,714,929	2,871,333,965	22%
Total	3,088,626,224	3,207,837,347	13,257,367,753	100%

Voting Rights of Management and Beneficial Owners of 5% or More of the Common Stock as of December 31, 2009

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS - continued

The following table shows the total voting rights of management and beneficial owners of 5% or more of Common Stock on items that are presented to stockholders at annual and special meetings of the stockholders which require stockholder approval.

Name of Beneficial Owner (1)	Total Votes	Percent

Robert P. Atwell Chairman, President, CEO 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	9,123,849,166	69%

George Jackson Secretary, CFO 8001 Irvine Center Drive, Suite 400 Irvine, CA 92618	1,262,184,622	9%

Management and Beneficial Owners of 5% or More of the Common Stock	10,386,033,788	78%

All Other Common Stockholders	2,871.333.965	22%

Totals:	13,257,367,753	100%

Note (1): Includes direct and indirect affiliate ownership.

Involvement in Certain Legal Proceedings

None of our management is involved in any type of legal proceedings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions are for year ended December 31, 2009. All transactions are incorporated by reference and can be found through our previous filings:

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, January 1, 2009, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $100,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

The Atwell Group Funding

We entered into an agreement with The Atwell Group in 2010 to continue providing capital including operational funding for the Company as needed, based upon a previous agreement entered between the Company and Eagle Consulting Group, Inc. (“Eagle”), which originally expired 2007. Atwell is the owner of Eagle. Eagle is now part of The Atwell Group, owned by Atwell. In exchange for twenty percent (20%) of the Company’s outstanding Common Stock on a non-dilutive, continuing basis until the Company can secure permanent additional required financing from another source, Eagle had agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

The Atwell Group Advances, Expenses and Guarantors

We previously leased office space provided by The Atwell Group, Inc., a privately-held company owned by Mr. Atwell, our President, Chief Executive Officer and Chairman. The space was leased on an annual basis for $72,000 per year. That lease contractually expired on December 31, 2009. However, both The Atwell Group and we decided to terminate the lease early and move the company to its current location in Irvine. The Company is currently making monthly payments toward settlement of the remaining monies due on the lease. Total settlement amount to be paid over the next three years, $79,530, initial payments of $1,000 per month start on March 1, 2010. In addition, The Atwell Group, The Corporate Solution and Love Bug Management Corp., all of which are owned by Mr. Atwell, paid expenses on behalf of Camelot during 2009 and 2008. Further, Mr. Atwell and his wife, Tamara Atwell, were guarantors on various financial transactions involving Camelot during 2009 and 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our current auditors for December 31, 2009 are dbbmckennon.

Our auditors for December 31, 2008 were McKennon, Wilson & Morgan, LLP.

The Principal Accountants performed the services listed below and were paid the fees listed below:

Audit Fees

dbbmckennon charged $20,000 for the year ended December 31, 2009 audit.

McKennon, Wilson & Morgan, LLP charged $20,000 for the year ended December 31, 2008 audit dbbmckennon charged $19,500 for quarterly review fees during 2009.

McKennon, Wilson & Morgan, LLP charged $18,000 for quarterly review fees during 2008.

dbbmckennon charged $20,000 for other services performed in connection with the audit of a pending acquisition and other items during 2009.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K LIST OF EXHIBITS ATTACHED OR INCORPORATED BY REFERENCE PURSUANT TO ITEM 601 OF REGULATION S-B AND FINANCIAL STATEMENT SCHEDULES.

Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Title of Document	Location
3.1.1	Certificate of Incorporation	Incorporated by reference as Exhibit 2.1 to Form 10-K filed April 17, 2001

3.1.2	Amended Certificate of Incorporation	Incorporated by reference to Form 8-K filed June 29, 2004

3.2	By-laws	Incorporated by reference as Exhibit 2.1 to Form 10-K filed April 17, 2001

4.1	Entry Into a Material Definitive Agreement with New Millennium Capital Partners II LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference to Form 8-K filed on January 4, 2007

4.2	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on January 4, 2007

4.3	Registration Rights Agreement dated December 27, 2006 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on January 4, 2007

4.4	Security Agreement dated December 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on January 4, 2007

4.5	Intellectual Property Security Agreement dated December 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.6 to Form 8-K filed on January 4, 2007

4.6	Structuring Agreement with Lionheart	Incorporated by reference as Exhibit 4.7 to Form 8-K filed on January 4, 2007

4.7	Change in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K filed on January 31, 2007

4.8	Change in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K/A-1 filed on January 31, 2007

4.9	Entry Into a Material Definitive Agreement with New Millennium Capital Partners II LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference to Amendment No. 1 to Form 8-K filed on January 31, 2007

4.1	Securities Purchase Agreement dated December 27, 2006, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on February 1, 2007

4.11	Form of Callable Convertible Secured Note by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on February 1, 2007

4.12	Entry Into a Material Definitive Agreement	Incorporated by reference to Amendment No. 2 to Form 8-K filed on February 2, 2007

4.13	Stock Purchase Warrant issued to Lionheart Associates LLC d/b/a Fairhills Capital	Incorporated by reference as Exhibit 4.8 to Form 8-K filed on February 2, 2007

4.14	SB-2 Registration	Incorporated by reference to SB-2 Registration Statement Form SB-2 filed on February 2, 2007

4.15	SB-2 Registration	Incorporated by reference to SB-2 Registration Statement Form SB-2/A filed on May 11, 2007

4.16	SB-2 Registration	Incorporated by reference to SB-2 Registration Statement Form SB-2/2A filed on May 31, 2007

4.17	Departure of Directors	Incorporated by reference to Form 8-K filed on July 31, 2007

4.18	Departure of Directors	Incorporated by reference to Form 8-K filed on August 31, 2007

4.19	S-8 Registration	Incorporated by reference to Form S-8 filed on October 19, 2007

4.20	2007 Stock Option Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed on October 19, 2007

4.20	2007 Stock Option Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 filed on October 19, 2007

4.21	Changes in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K filed on February 1, 2008

4.22	Changes in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K/A filed on February 7, 2008

4.23	Appointment of Directors	Incorporated by reference to form 8-K filed on February 19, 2008

4.24	Departure of Directors	Incorporated by reference to form 8-K filed on May 19, 2008

4.25	Departure of Directors	Incorporated by reference to form 8-K filed on May 30, 2008

4.26	Reverse Stock Split	Incorporated by reference to form 14-C filed on August 14, 2008

4.27	Entry Into a Material Definitive Agreement with New Millennium Capital Partners II LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference to Form 8-K filed on August 21, 2008

4.28	Securities Purchase Agreement dated July 31, 2008, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on August 21, 2008

4.29	Form of Callable Convertible Secured Note dated July 31, 2008, by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on August 21, 2008

4.30	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on August 21, 2008

4.31	Registration Rights Agreement dated July 31, 2008 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on August 21, 2008

4.32	Security Agreement dated July 31, 2008 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on August 21, 2008

4.33	Intellectual Property Security Agreement dated July 31, 2008 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.6 to Form 8-K filed on August 21, 2008

4.34	Subsidiary Security Agreement dated July 31, 2008 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.7 to Form 8-K filed on August 21, 2008

4.35	Amendment to Previous Notes by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.8 to Form 8-K filed on August 21, 2008

4.36	Form of Callable Convertible Secured Note dated August 15, 2008 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.9 to Form 8-K filed on August 21, 2008

4.37	Change of Trading Symbol to CMLT	Incorporated by reference to Form 8-K filed on August 29, 2008

4.38	Increase in Authorized to 850,000,000	Incorporated by reference to Form 14-C filed on December 19, 2008

4.39	Increase in Authorized to 3,000,000,000	Incorporated by reference to Form 14-C filed on December 19, 2008

4.40	Change of Address to Irvine	Incorporated by reference to Form 8-K filed on February 4, 2009

4.41	Increase in Authorized to 6,000,000,000	Incorporated by reference to Form 14-C filed on March 26, 2009

4.42	Increase in Authorized to 10,000,000,000	Incorporated by reference to Form 14-C filed on March 27, 2009

4.43	Annual Stockholders Meeting May 13, 2009	Incorporated by reference to Form 14-A filed on April 3, 2009

4.44	Annual Report for 2008	Incorporated by reference to Form 10-K filed on April 15, 2009

4.45	Changes in Registrant’s Certifying Accountant	Incorporated by reference to Form 8-K filed on May 4, 2009

4.46	Quarterly Report for 1st Quarter 2009	Incorporated by reference to Form 10-Q filed on May 20, 2009

4.47	Increase in Authorized to 20,000,000,000	Incorporated by reference to Form 14-C filed on June 5, 2009

4.48	Increase in Authorized to 20,000,000,000	Incorporated by reference to Form 14-C filed on June 9, 2009

4.49	Change of Trading Symbol to CMGR and Reverse Stock Split	Incorporated by reference to Form 8-K filed on July 9, 2009

4.50	Retention of Investment Banking Firms	Incorporated by reference to Form 8-K filed on August 19, 2009

4.51	Quarterly Report for 2nd Quarter 2009	Incorporated by reference to Form 10-Q filed on August 19, 2009

4.52	Amended Quarterly Report for 2nd Quarter 2009	Incorporated by reference to Form 10-QA filed on August 20, 2009

4.53	Entry Into a Material Definitive Agreement with JMJ Financial	Incorporated by reference to Form 8-K filed on September 3, 2009

4.54	Convertible Promissory Note dated August 18, 2009, by and among the Company and JMJ Financial	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on September 3, 2009

4.55	Secured Collateralized Promissory Note dated August 18, 2009 by and among JMJ Financial and the Company	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on September 3, 2009

4.56	Entry Into a Material Definitive Agreement with New Millennium Capital Partners III LLC	Incorporated by reference to Form 8-K filed on September 4, 2009

4.57	Securities Purchase Agreement dated August 31, 2009, by and among the Company and New Millennium Capital Partners III LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on September 4, 2009

4.58	Form of Callable Convertible Secured Note dated August 31, 2009, by and among New Millennium Capital Partners III LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on September 4, 2009

4.59	Registration Rights Agreement dated August 31, 2009 by and among New Millennium Capital Partners III LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on September 4, 2009

4.60	Security Agreement dated August 31, 2009 by and among the Company and New Millennium Capital Partners III LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on September 4, 2009

4.61	Intellectual Property Security Agreement dated August 31, 2009 by and among the Company and New Millennium Capital Partners II, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on September 4, 2009

4.62	Subsidiary Security Agreement dated August 31, 2009 by and among the Company and New Millennium Capital Partners III LLC	Incorporated by reference as Exhibit 4.6 to Form 8-K filed on September 4, 2009

4.63	Entry Into a Material Definitive Agreement Universal City Office Space	Incorporated by reference to Form 8-K filed on September 16, 2009

4.64	Entry Into a Material Definitive Agreement and Unregistered Sale of Equity Securities	Incorporated by reference to Form 8-K filed on October 2, 2009

4.65	Notice of Acquisition LOI’s	Incorporated by reference to Form 8-K filed on October 5, 2009

4.66	S-8 Registration	Incorporated by reference to Form S-8 filed on November 5, 2009

4.67	Quarterly Report for 3rd Quarter 2009	Incorporated by reference to Form 10-Q filed on October 16, 2009

4.68	Unregistered Sale of Equity Securities	Incorporated by reference to Form 8-K filed on December 31, 2009

4.69	Unregistered Sale of Equity Securities	Incorporated by reference to Form 8-K filed on February 11, 2010

4.70	Unregistered Sale of Equity Securities	Incorporated by reference to Form 8-K filed on February 11, 2010

4.71	Unregistered Sale of Equity Securities	Incorporated by reference to Form 8-K filed on February 11, 2010

4.72	Acquisition of Beneficial Ownership	Incorporated by reference to Form 13-D filed on February 18, 2010

4.73	Unregistered Sale of Equity Securities	Incorporated by reference to Form 8-K filed on February 19, 2010

4.74	Funding Freeze Notice Due to DTCC Chill	Incorporated by reference to Form 8-K filed on March 5, 2010

4.75	Unregistered Sale of Equity Securities	Incorporated by reference to Form 8-K filed on March 16, 2010

4.76	Entry Into a Material Definitive Agreement with New Millennium Capital Partners III LLC, AJW Master Fund II, LLC, AJW Master Fund, LLC. and AJW Partners, LLC, AJW Partners II, LLC	Incorporated by reference to Form 8-K filed on March 24, 2010

4.77
Securities Purchase Agreement dated July 31, 2008, by and among the Company and New Millennium Capital Partners III LLC, AJW Master Fund II, LLC, AJW Master Fund, LLC. and AJW Partners, LLC, AJW Partners II, LLC
Incorporated by reference as Exhibit 4.1 to Form 8-K filed on March 24, 2010

4.78
Form of Callable Convertible Secured Note dated July 31, 2008, by and among New Millennium Capital Partners III LLC, AJW Master Fund II, LLC, AJW Master Fund, LLC. and AJW Partners, LLC, AJW Partners II, LLC
Incorporated by reference as Exhibit 4.2 to Form 8-K filed on March 24, 2010

4.79	Registration Rights Agreement dated July 31, 2008 by and among New Millennium Capital Partners III LLC, AJW Master Fund II, LLC, AJW Master Fund, LLC. and AJW Partners, LLC, AJW Partners II, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on March 24, 2010

4.80	Security Agreement dated July 31, 2008 by and among the Company and New Millennium Capital Partners III LLC, AJW Master Fund II, LLC, AJW Master Fund, LLC. and AJW Partners, LLC, AJW Partners II, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on March 24, 2010

4.81
Intellectual Property Security Agreement dated July 31, 2008 by and among the Company and New Millennium Capital Partners III LLC, AJW Master Fund II, LLC, AJW Master Fund, LLC. and AJW Partners, LLC, AJW Partners II, LLC
Incorporated by reference as Exhibit 4.5 to Form 8-K filed on March 24, 2010

4.82
Subsidiary Security Agreement dated July 31, 2008 by and among the Company and New Millennium Capital Partners III LLC, AJW Master Fund II, LLC, AJW Master Fund, LLC. and AJW Partners, LLC, AJW Partners II, LLC
Incorporated by reference as Exhibit 4.6 to Form 8-K filed on March 24, 2010

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CAMELOT ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 AND 3

BALANCE SHEETS AS OF DECEMBER 31, 2009 and 2008	F-4

STATEMENTS OF OPERATIONS FOR 2009, 2008 AND FOR INCEPTION TO DECEMBER 31, 2009	F-5

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR INCEPTION TO DECEMBER 31, 2009	F-6 - F-24

STATEMENTS OF CASH FLOWS FOR 2009, 2008 AND FOR INCEPTION TO DECEMBER 31, 2009	F-25 AND 21

NOTES TO FINANCIAL STATEMENTS	F-22 TO F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Camelot Entertainment Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheetof Camelot Entertainment Group, Inc. as of December 31, 2009,  and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Entertainment Group, Inc. as of December 31, 2009 , and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon
Newport Beach, California
April 20, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Camelot Entertainment Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheetof Camelot Entertainment Group, Inc. as of December 31, 2008,  and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Entertainment Group, Inc. as of December 31, 2008 , and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/McKennon, Wilson and Morgan, LLP
Irvine, California
April 15, 2009

Camelot Entertainment Group, Inc. (A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2009	2008

Current Assets
Cash	$56,320	$175
Prepaid Expenses	53,345	1,733
Total Current Assets	109,665	1,908

Total other assets	37,350	-

Total Assets	$147,015	$1,908

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$529,759	$206,847
Accrued expenses to related parties	627,584	722,000
Secured Convertible Notes Payable, net of discount of $166,954 and $394,506 respectively	364,504	92,070
Derivative Liability - Conversion Feature	121,828	147,838
Note Payable to Shareholder	-	215,598
Stockholder advances	-	22,830
Convertible Notes Payable	-	15,000
Total Current Liabilities	1,643,675	1,422,183

Long Term Liabilities
Derivative Liability - Preferred Stock Class A, B, and C	21,620	65,630
Secured Convertible Note Payable, net of Discount $409,486 and $407,246, respectively	309,657	311,897
Derivative Liability – Embedded Conversion Feature	512,198	218,500
Derivative Liability - Warrant	-	3,992

Total Long Term Liabilities	843,475	600,019

Total Liabilities	2,487,150	2,022,202

Class A, B, C Convertible Preferred Stock	56,505	50,905
par value $0.0001 per share, 50,000,000 shares authorized: 10,147,510, 9,896,510 and 7,151,500 shares issued and outstanding as of December 31, 2009
par value $0.0001 per share, 50,000,000 shares authorized: 7,347,510, 7,196,510 and 7,151,500 shares issued and outstanding as of December 31, 2008
Stockholders' Deficit

Common Stock; Par Value $0.0001 Per Share; Authorized
19,900,000,000 Shares; 3,061,330,703 Shares
Issued and 2,961,330,703 Outstanding as of December 31, 2009	296,133	223
Authorized 2,950,000,000 shares; 2,234,254 issued and
2,233,814 shares outstanding as of December 31, 2008

Additional Paid-In Capital	18,272,050	14,633,599
Deficit Accumulated During the Development Stage	(20,964,823)	(16,705,021)
	-

Total Stockholders' Deficit	(2,396,640)	(2,071,199)

Total Liabilities and Stockholders' Deficit	$147,015	$1,908

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company) Statements of Operations

			From
			Inception on
		For Year	April 21, 1999
	For Year ended	ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
			(Unaudited)
REVENUE	$-	$-	$58,568

Total Revenue	-	-	58,568

EXPENSES
Costs of services	-	-	95,700
Sales and marketing	-	-	53,959
Research and development	-	-	252,550
General and administrative	2,086,807	1,406,916	15,505,374
Impairment of assets	-	-	2,402,338
Impairment of investments in
other companies	-	-	710,868

Total Expenses	2,086,807	1,406,916	19,020,789

NET OPERATING LOSS	(2,086,807)	(1,406,916)	(18,962,221)

OTHER INCOME (EXPENSES)
Interest (Expense)	(2,284,364)	(625,711)	(4,459,831)
Gain/ (loss) on derivative liabilities	111,369	1,404,052	2,001,729
Other income - CSI investors	-	200,000	200,000
Gain on extinguishment of debt	-	-	255,500

Total Other Income (Expenses)	(2,172,995)	978,341	(2,002,602)

NET LOSS	$(4,259,802)	$(428,575)	$(20,964,823)

BASIC AND DILUTIVE LOSS PER COMMON SHARE	$(0.01)	$(3.39)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	626,419,938	126,591

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

	Common Stock		Preferred Stock		Additional	During			Total
					Paid-In	Development	Subscription	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Balance at January 1, 2004	484	-	-	-	5,498,396	(6,059,442)	-	-	(561,046)

Shares issued for services	1	-	-	-	3,000	-	-	-	3,000
Shares issued for financing	97	-	-	-	203,739	-	-	-	203,739
Subscriptions receivable for financing agreement	-	-	-	-		-	(116,069)	-	(116,069)
Share issued for services	343	-	-	-	1109509		-	-	1,109,509
						-

Share issued for financing	109	-	-	-	229065	-	(316,003)	-	(86,938)
Advances offset sub a/r							174,000	-	174,000
Shares issued for debt	14	-	-	-	40000	-	-	-	40,000
				-
Shares issued for amt due	23	-	-		48590	-	-	-	48,590
Value of option exercised	-	-	-	-	351000	-	-	-	351,000
Net (loss)						(1,265,278)		-	(1,265,278)
Balance as of December 31, 2004	1,071	-	-	-	7483299	(7,324,720)	(258,072)	-	(99,493)

Shares issued for	57	-	-	-	220000	-		-	220,000
consulting services

Shares issued for	33	-	-	-	189,844	-		-	189,844
officers salaries

Shares issued to	26	-	-	-	80927	-		-	80,927
Eagle for expenses paid
Shares issued for	3	-	-	-	10,000	-		-	10,000
consulting services

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

	Common Stock		Preferred Stock		Additional	During			Total
					Paid-In	Development	Subscription	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued for	51	-	-	-	175,000	-		-	175,000
officers salaries

Shares issued to	21	-	-	-	119,672	-		-	119,672
Eagle for expenses paid

Shares issued to Eagle	25	-	-	-	122,753	-		-	122,753
20% of shares issued
Shares issued for	51	-	-	-	259,941	-		-	259,941
Shareholder loans 2005
Class A Preferred Stock issued	-		51,000	5	560,995	-		-	561,000
Class B Preferred Stock issued	-	-	51,000	5	2,804,995	-		-	2,805,000
Net Loss	-	-	-	-	-	(4,500,139)		-	(4,500,139)

Balance at Dec 31, 2005	1,338	-	102,000	10	12,027,426	(11,824,859)	(258,072)	-	(55,496)

Net Loss at December 31, 2006	-	-	-	-	-	(2,348,352)	-	-	(2,348.353)

Shares issued for	74	-	-	-	470,000	-	-	-	470,000
officers salaries
Shares issued to Consultants	29	-	-	-	181,088	-	-	-	181,088
Shares issued to Eagle
for expenses paid	17	-	-	-	114,321	-	-	-	114,321

Shares issued to Eagle	18	-	-	-	118,182	-	-	-	118,182

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

	Common Stock		Preferred Stock		Additional	During			Total
					Paid-In	Development	Subscription	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to Eagle	26	-	-	-	170,444	-	-	-	170,444
per agreement 20%

Shares issued to Scorpion Bay LLC	21	-	-	-	135,150	-	-	-	135,150
Imputed interest on related notes payable	-	-	-	-	19,238	-	-	-	19,238

Balance at Dec 31, 2006	1,524	-	102,000	10	13,235,848	(14,173,211)	(258,072)	-	(1,195,425)

Shares issued to Nucore	71	-	-	-	500,000	-	(500,000)	-	-

Shares issued for interest on Note Payable	100	-	-	-	339,000	-	-	-	339,000

Shares issued for expenses paid	6	-	-	-	16,078	-	-	-	16,078

Shares issued for services	18	-	-	-	50,000	-	-	-	50,000

Shares issued for conversion of notes payable	18	-	-	-	29,424	-	-	-	29,424

Derivatives liability relieved by conversions on N/P	-	-	-	-	48,399	-	-	-	48,399

Imputed interest on Shareholders loans	-	-	-	-	2,246	-	-	-	2,246

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

	Common Stock		Preferred Stock		Additional	During			Total
					Paid-In	Development	Subscription	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued for service - Bastien & Associates	3	-	-	-	2,083	-	-	-	2,083
	39	-	-	-	22,376	-	-	-	22,376
NIR Fairhill Capital	129	-	-	-	12,755	-	-	-	12,755
Shares issued for interest on Notes payable	14	-	-	-	3,100	-	-	-	3,100
Scorpion Bay LLC	14	-	-	-	5,500	-	-	-	5,500
	40	-	-	-	9,800	-	-	-	9,800

Shares issued for services - Patrick Winn	14	-	-	-	3,800	-	-	-	3,800
Shares issued for services - Susan Sanchez	14	-	-	-	3,800	-	-	-	3,800
Cancelled Subscription Receivable 2003	-	-	-	-	(258,072)	-	258,072	-	-
Shares issued to Scorpin Bay, LLC	130	-	-	-	31,137	-		-	31,137
Shares issued for Services - Patrick Winn	40	-	-	-	9,134	-		-	9,134
Shares issued for Services - Susan Sanchez	49	-	-	-	11,372	-		-	11,372
Preferred Stock - Series A	-	-	144,010	14	190,080	-		-	190,094
Shares issued to Dolpin Communities	71	-	-	-	8,772	-		-	8,772
Preferred Stock - Series B	-	-	35,510	4	117,178	-		-	117,182
Shares issued to NIR	43	-	-	-	5,535	-		-	5,535

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

	Common Stock		Preferred Stock		Additional	During			Total
					Paid-In	Development	Subscription	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued for legal services - Chris Flannery	36	-	-	-	10,000	-		-	10,000
Shares issued to John Kozmur - investment	286	-	-	-	60,000	-		-	60,000
Shares issued to Jeff Zuckerman - investment	286	-	-	-	60,000	-		-	60,000
Shares issued to Joseph Petrucelli - legal services	36	-	-	-	10,000	-		-	10,000
Shares issued to Chris Davis - services	3	-	-	-	1,192	-		-	1,192
Shares issued to Micheal Ellis - services	68	-	-	-	70,000	-		-	70,000
Shares issued to Lewis Consulting - services	14	-	-	-	5,000	-		-	5,000
Shares issued to Craig Prater - services	2	-	-	-	729	-		-	729
Shares issued to Scorpin Bay, LLC	210	-	-	-	52,928	-		-	52,928
Cancelled Subscription Receivable to Nucore	(71)	-	-	-	(500,000)	-	500,000	-	-
Derivative Liability - Preferred Stock A & B	-	-	(281,520)	(28)	(307,039)	-	-	-	(307,067)
Interest Expense for Shareholders Loans	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(2,103,235)	-	-	(2,103,235)

Balance at December 31, 2007	3,207	-	-	-	13,862,155	(16,276,446)	-	-	(2414,291)

Shares issued to Schubert Flint for services	14	-	-	-	5,000	-	-	-	5,000
Shares issued to NIR	79	-	-	-	8,495	-	-	-	8,495
Preferred shares issued to Scorpion Bay			-	-	5,829	-	-	-	5,829

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Debt conversion 2nd qtr		450	-	-	-	25,646	-	-	-	25,646

Shares issued to Corporate Solution, Inc.	8/13/2008	143	-	-	-	3,000	-	-	-	3,000
Shares issued to investors escrow	8/1/2008	1,429	-	-	-	1,000	-	-	-	1,000
Shares issued to Scorpion Bay, LLC	8/13/2008	132	-	-	-	4,611	-	-	-	4,611
Shares issued to George Jackson	8/13/2008	286	-	-	-	10,000	-	-	-	10,000
Shares issued to Atwell Group, Inc.	8/13/2008	400	-	-	-	14,000	-	-	-	14,000
Shares issued to Jeff Brown	8/27/2008	14	-	-	-	300	-	-	-	300
Shares issued to investors escrow adjustment	8/27/2008	(14)	-	-	-	(10)	-	-	-	(10)
Shares at stock split

Shares issued to CEDE	9/8/2008	-	-	-	-	4	-	-	-	4

Shares issued to NIR	8/29/2008	178	-	-	-	749	-	-	-	749
Shares issued to NIR	9/3/2008	178	-	-	-	1,372	-	-	-	1,372
Shares issued to NIR	9/12/2008	178	-	-	-	936	-	-	-	936
Shares issued to NIR	9/17/2008	178	-	-	-	842	-	-	-	842
Shares issued to NIR	9/18/2008	79	-	-	-	160	-	-	-	160

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to NIR	9/22/2008	100	-	-	-	244	-	-	-	244
Shares issued to NIR	9/24/2008	178	-	-	-	964	-	-	-	964
Shares issued to NIR	9/26/2008	1,141	-	-	-	1,017	-	-	-	1,017

Shares issued to K&L Enterprises	9/12/2008	2,857	-	-	-	24,000	-	-	-	24,000

Shares issued to Patrick Winn	9/5/2008	357	-	-	-	3,000	-	-	-	3,000
Shares issued to Robert Atwell	9/18/2008	2,857	-	-	-	6,000	-	-	-	6,000
Shares issued to George Jackson	9/18/2008	429	-	-	-	900	-	-	-	900
Shares issued to George Jackson	9/19/2008	1,429	-	-	-	2,000	-	-	-	2,000
Shares issued to Patrick Winn	9/19/2008	357	-	-	-	500	-	-	-	500
Shares issued to Patrick Winn	9/19/2008	357	-	-	-	500	-	-	-	500
Shares issued to Robert Atwell	9/19/2008	7,143	1	-	-	9,999	-	-	-	10,000
Shares issued to George Jackson	9/26/2008	2,857	-	-	-	4,400	-	-	-	4,400
Shares issued to Robert Atwell	9/26/2008	45,455	5	-	-	69,995	-	-	-	70,000
Shares issued to Chris Flannery	9/26/2008	1,429	-	-	-	2,200	-	-	-	2,200
Shares issued to Thomas Stepp	9/26/2008	714	-	-	-	1,100	-	-	-	1,100
Shares issued to Patrick Winn	9/26/2008	714	-	-	-	1,100	-	-	-	1,100
Shares issued to Joe Petrucelli	9/26/2008	1,429	-	-	-	2,200	-	-	-	2,200
Shares issued to Vince Monaco	9/26/2008	1,429	-	-	-	2,200	-	-	-	2,200

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to Phillip Parsons	9/26/2008	1,429	-	-	-	2,200	-	-	-	2,200
Shares issued to Douglas Warner	9/27/2008	2,857	-	-	-	4,400	-	-	-	4,400
Shares issued to Bastien Living Trust	9/27/2008	2,857	-	-	-	4,400	-	-	-	4,400
Shares issued to Lewis Consulting Group	9/27/2008	2,857	-	-	-	4,400	-	-	-	4,400
Shares issued to Jeffory Smith	9/27/2008	1,429	-	-	-	2,200	-	-	-	2,200
Shares issued to Tamara Atwell	9/27/2008	3,247	-	-	-	5,000	-	-	-	5,000
Shares issued to Susan Sanchez	9/27/2008	3,247	-	-	-	5,000	-	-	-	5,000
Shares issued to Patrick Winn	9/27/2008	3,247	-	-	-	5,000	-	-	-	5,000
Shares issued to Phillip Parsons	9/27/2008	3,247	-	-	-	5,000	-	-	-	5,000
Shares issued to CEDE	9/30/2008	71	-	-	-	51	-	-	-	51

Shares issued to Hope Capital, Inc	11/14/2008	25,714	3	-	-	12,597	-	-	-	12,600
Shares issued to Hope Capital, Inc	11/18/2008	28,571	3	-	-	15,997	-	-	-	16,000
Shares issued to K&L international, Inc	11/19/2008	31,429	3	-	-	15,397	-	-	-	15,400
Shares issued to K&L international, inc	11/25/2008	48,571	5	-	-	13,595	-	-	-	13,600
Shares issued to Hope Capital, Inc/	11/25/2008	48,571	5	-	-	13,595	-	-	-	13,600
K&L international, inc	12/2/2008	57,143	6	-	-	15,994	-	-	-	16,000
Hope Capital, Inc/	12/3/2008	35,714	4	-	-	9,996	-	-	-	10,000
Hope Capital, Inc/	12/8/2008	71,429	7	-	-	19,993	-	-	-	20,000

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

K&L international, inc	12/8/2008	71,429	7	-	-	19,993	-	-	-	20,000
Hope Capital, Inc/	12/17/2008	85,714	9	-	-	11,991	-	-	-	12,000
K&L international, inc	12/17/2008	7,143	1	-	-	999	-	-	-	1,000
Watson Investment Enterprises, Inc.	12/18/2008	71,429	7	-	-	9,993	-	-	-	10,000
Watson Investment Enterprises, Inc.	12/18/2008	71,429	7	-	-	9,993	-	-	-	10,000
Watson Investment Enterprises, Inc.	12/29/2008	142,857	14	-	-	19,986	-	-	-	20,000

Shares issued to La Jolla Investment	10/1/2008	10,000	1	-	-	20,999	-	-	-	21,000
Shares issued to Tania Babeshoff	10/1/2008	10,000	1	-	-	20,999	-	-	-	21,000
Shares issued to ATG, Inc	10/2/2008	10,000	1	-	-	33,799	-	-	-	33,800
Shares issued to Ongkaruck Sripetch	10/2/2008	10,000	1	-	-	38,499	-	-	-	38,500
Shares issued to Robert Atwell	10/8/2008	50,000	5	-	-	13,995	-	-	-	14,000
Shares issued to Rodger Spainhower	10/14/2008	2,857	-	-	-	800	-	-	-	800
Shares issued to Alpha Trade	11/7/2008	12,500	1	-	-	16,860	-	-	-	16,861
Shares issued to Philip Parsons	11/10/2008	7,143	1	-	-	8,999	-	-	-	9,000
Shares issued to Patrick Winn	11/10/2008	3,571	-	-	-	4,500	-	-	-	4,500
Shares issued to Tamara Atwell	11/10/2008	7,143	1	-	-	8,999	-	-	-	9,000
Shares issued to Phil Scott	11/19/2008	7,143	1	-	-	3,499	-	-	-	3,500

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to Tamara Atwell	11/21/2008	35,714	4	-	-	9,996	-	-	-	10,000
Shares issued to Philip Parsons	11/21/2008	35,714	4	-	-	9,996	-	-	-	10,000
Shares issued to George Jackson	11/21/2008	35,714	4	-	-	9,996	-	-	-	10,000
Shares issued to Robert Atwell	11/21/2008	35,714	4	-	-	9,996	-	-	-	10,000
Shares issued to Phil Scott	12/2/2008	7,143	1	-	-	1,999	-	-	-	2,000
Shares issued to Doug Warner	12/31/2008	28,571	3	-	-	3,997	-	-	-	4,000
Shares issued to Rodger Spainhower	12/31/2008	71,429	7	-	-	9,993	-	-	-	10,000
Shares issued to Philip Parsons	12/31/2008	71,429	7	-	-	9,993	-	-	-	10,000
Shares issued to Tamara Atwell	12/31/2008	71,429	7	-	-	9,993	-	-	-	10,000
Shares issued to George Jackson	12/31/2008	42,857	4	-	-	5,996	-	-	-	6,000
Shares issued to Robert Atwell	12/31/2008	500,000	50	-	-	69,950	-	-	-	70,000
Shares issued to Phil Scott	12/31/2008	14,286	1	-	-	1,999	-	-	-	2,000
Shares issued to Vince Monaco	12/31/2008	71,429	7	-	-	9,993	-	-	-	10,000
Shares issued to Chris Flannery	12/31/2008	71,429	7	-	-	9,993	-	-	-	10,000

Shares issued to Shares to NIR	10/1/2008	1,141	1	-	-	1,421	-	-	-	1,422
Shares issued to NIR	10/3/2008	1,141	1	-	-	1,262	-	-	-	1,263
Shares issued to NIR	10/8/2008	1,141	1	-	-	783	-	-	-	784
Shares issued to NIR	10/13/2008	1,141	1	-	-	143	-	-	-	144
Shares issued to NIR	10/14/2008	1,141	1	-	-	(176)	-	-	-	(175)
Shares issued to NIR	10/16/2008	1,141	1	-	-	(176)	-	-	-	(175)

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to NIR	10/27/2008	1,141	1	-	-	(176)	-	-	-	(175)
Shares issued to NIR	10/31/2008	1,141	1	-	-	(192)	-	-	-	(191)
Shares issued to NIR	11/5/2008	1,141	1	-	-	(192)	-	-	-	(191)
Shares issued to NIR	11/7/2008	1,141	1	-	-	(192)	-	-	-	(191)
Shares issued to NIR	11/10/2008	1,141	1	-	-	(192)	-	-	-	(191)
Shares issued to NIR	11/11/2008	1,141	1	-	-	(188)	-	-	-	(187)
Shares issued to NIR	11/14/2008	1,141	1	-	-	(192)	-	-	-	(191)
Shares issued to NIR	11/14/2008	1,929	-	-	-	(325)	-	-	-	(325)
Shares issued to NIR	11/18/2008	1,929	-	-	-	(325)	-	-	-	(325)
Shares issued to NIR	11/19/2008	1,929	-	-	-	(325)	-	-	-	(325)
Shares issued to NIR	11/20/2008	1,929	-	-	-	(298)	-	-	-	(298)
Shares issued to NIR	11/21/2008	4,286	-	-	-	(660)	-	-	-	(660)
Shares issued to NIR	11/25/2008	4,286	-	-	-	(660)	-	-	-	(660)
Shares issued to NIR	11/26/2008	6,246	1	-	-	(1,050)	-	-	-	(1,049)
Shares issued to NIR	12/1/2008	11,916	1	-	-	(1,837)	-	-	-	(1,836)
Shares issued to NIR	12/8/2008	11,916	1	-	-	(2,004)	-	-	-	(2,003)
Shares issued to NIR	12/23/2008	14,286	1	-	-	(2,403)	-	-	-	(2,402)
Shares issued to NIR	12/30/2008	35,320	4	-	-	8,464	-	-	-	8,460

NIR difference		-	-	-	-	-	-	-	-	-

Net Income (Loss) as of 12/31/08		-	-	-	-	-	(428,575)	-	-	(428,575)

Balance at December 31, 2008		2,233,812	231	-	-	14,633,599	(16,705,021)	-	-	(2,071,199)

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to NIR	1/6/2009	35,321	4	-	-	973	-	-	-	977
Shares issued to NIR	1/9/2009	35,321	4	-	-	973	-	-	-	977
Shares issued to NIR	1/16/2009	35,321	4	-	-	487	-	-	-	491
Shares issued to NIR	1/23/2009	7,171	1	-	-	99	-	-	-	100
Shares issued to NIR	2/3/2009	14,286	1	-	-	197	-	-	-	198
Shares issued to NIR	2/13/2009	14,286	1	-	-	197	-	-	-	198
Shares issued to NIR	2/23/2009	14,286	1	-	-	394	-	-	-	395
Shares issued to NIR	2/27/2009	14,286	1	-	-	394	-	-	-	395
Shares issued to NIR	3/2/2009	14,286	1	-	-	197	-	-	-	198
Shares issued to NIR	3/5/2009	14,286	1	-	-	197	-	-	-	198
Shares issued to NIR	3/9/2009	14,286	1	-	-	197	-	-	-	198
Shares issued to NIR	3/20/2009	342,522	34	-	-	9,437	-	-	-	9,471
Shares issued to NIR	3/31/2009	13,771	1	-	-	190	-	-	-	191

Shares issued to Hope Capital	1/6/2009	142,857	14	-	-	19,986	-	-	-	20,000
Shares issued to Hope Capital	2/23/2009	364,286	36	-	-	50,964	-	-	-	51,000
Shares issued to Hope Capital	2/26/2009	428,571	43	-	-	59,957	-	-	-	60,000
Shares issued to Hope Capital	3/2/2009	428,571	43	-	-	59,957	-	-	-	60,000
Shares issued to Hope Capital	3/27/2009	428,571	43	-	-	29,957	-	-	-	30,000
Shares issued to Watson Investment	1/6/2009	428,571	43	-	-	59,957	-	-	-	60,000
Shares issued to Watson Investment	1/15/2009	157,143	16	-	-	21,984	-	-	-	22,000

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to Watson Investment	2/26/2009	157,143	16	-	-	21,984	-	-	-	22,000
Shares issued to Watson Investment	3/19/2009	285,714	29	-	-	19,971	-	-	-	20,000
Shares issued to Watson Investment	3/24/2009	357,143	36	-	-	24,964	-	-	-	25,000
Shares issued to Watson Investment	3/27/2009	285,714	29	-	-	19,971	-	-	-	20,000
Shares issued to Watson Investment	3/31/2009	214,286	21	-	-	14,979	-	-	-	15,000
Shares issued to TJM Management	1/28/2009	649,351	65	-	-	45,390	-	-	-	45,455
Shares issued to TJM Management	2/23/2009	649,351	65	-	-	90,844	-	-	-	90,909
Shares issued to TJM Management	2/26/2009	649,351	65	-	-	90,844	-	-	-	90,909
Shares issued to TJM Management	3/16/2009	649,351	65	-	-	45,390	-	-	-	45,455
Shares issued to TJM Management	3/24/2009	649,351	65	-	-	45,390	-	-	-	45,455
Shares issued to Acacia Investors	2/11/2009	142,857	14	-	-	9,986	-	-	-	10,000
Shares issued to Acacia Investors	2/24/2009	142,857	14	-	-	19,986	-	-	-	20,000
Shares issued to Acacia Investors	3/11/2009	142,857	14	-	-	9,986	-	-	-	10,000
Shares issued to Phil Scott	3/27/2009	71,429	7	-	-	4,993	-	-	-	5,000
Shares issued to Phillip Parsons	1/23/2009	71,429	7	-	-	4,993	-	-	-	5,000
Shares issued to Camelot		8,128	1	-	-	568	-	-	-	569

Shares issued to NIR	4/1/2009	4,286	1	-	-	299	-	-	-	300
Shares issued to NIR	4/7/2009	545,477	53	-	-	-	-	-	-	-
Shares issued to TJ Management	4/2/2009	428,571	43	-	-	29,957	-	-	-	30,000
Shares issued to TJ Management	4/2/2009	220,779	22	-	-	15,432	-	-	-	15,454
Shares issued to TJ Management	5/6/2009	649,351	65	-	-	45,390	-	-	-	45,455

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to New Media advisors	4/6/2009	71,429	7	-	-	4,993	-	-	-	5,000
Shares issued to Phil Scott	4/6/2009	71,429	7	-	-	4,993	-	-	-	5,000
Shares issued to Phil Scott	5/6/2009	71,429	7	-	-	4,993	-	-	-	5,000
Shares issued to H. Kaye Dyal	6/4/2009	57,143	6	-	-	3,994	-	-	-	4,000
Shares issued to Rodger Spainhower	6/17/2009	71,429	8	-	-	4,992	-	-	-	5,000
Shares issued to Phil Scott	6/17/2009	71,429	8	-	-	4,992	-	-	-	5,000
Shares issued to Falcon Financial	6/29/2009	642,857	64	-	-	-	-	-	-	64

Shares issued to NIR	7/17/2009	666,300	67	-	-	1,947	-	-	-	2,014
Shares issued to NIR	7/24/2009	4,158,600	416	-	-	8,534	-	-	-	8,119
Shares issued to NIR	7/28/2009	4,158,600	416	-	-	8,017	-	-	-	9,264
Shares issued to NIR	8/7/2009	2,158,600	216	-	-	2,416	-	-	-	2,632
Shares issued to NIR	8/7/2009	5,014,179	502	-	-	4,989	-	-	-	5,490

Shares issued to NIR	8/14/2009	7,172,801	717	-	-	5,352	-	-	-	6,070
Shares issued to NIR	8/20/2009	7,172,801	717	-	-	2,230	-	-	-	2,948
Shares issued to NIR	8/24/2009	7,172,801	717	-	-	2,230	-	-	-	2,948
Shares issued to NIR	8/27/2009	7,172,801	717	-	-	2,230	-	-	-	2,948
Shares issued to NIR	9/2/2009	7,172,801	717	-	-	2,230	-	-	-	2,948
Shares issued to NIR	9/10/2009	25,144,000	2,514	-	-	7,818	-	-	-	10,332
Shares issued to NIR	9/15/2009	25,144,000	2,514	-	-	7,818	-	-	-	11,052

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to NIR	9/16/2009	25,144,000	2,514	-	-	7,818	-	-	-	11,052
Shares issued to NIR	9/21/2009	25,144,000	2,514	-	-	7,818	-	-	-	11,052
Shares issued to NIR	9/23/2009	25,144,000	2,514	-	-	7,818	-	-	-	11,052
Shares issued to NIR	9/28/2009	11,700,000	1,170	-	-	3,492	-	-	-	4,662
Shares issued to JMJ	8/27/2009	14,000,000	1,400	-	-	5,460	-	-	-	6,860
Shares issued to JMJ	8/31/2009	14,500,000	1,450	-	-	5,655	-	-	-	7,105
Shares issued to JMJ	9/3/2009	14,600,000	1,460	-	-	5,694	-	-	-	7,154
Shares issued to JMJ	9/10/2009	14,900,000	1,490	-	-	5,811	-	-	-	7,301
Shares issued to JMJ	9/11/2009	32,000,000	3,200	-	-	12,480	-	-	-	15,680
Shares issued to JMJ	9/15/2009	12,040,817	1,204	-	-	4,696	-	-	-	5,900
Shares issued to JMJ	9/16/2009	16,500,000	1,650	-	-	6,435	-	-	-	8,085
Shares issued to JMJ	9/23/2009	32,000,000	3,200	-	-	12,480	-	-	-	15,680
Shares issued to JMJ	9/25/2009	32,500,000	3,250	-	-	5,850	-	-	-	9,100
Shares issued to JMJ	9/29/2009	61,196,429	6,120	-	-	48,956	-	-	-	55,076
Shares issued to Villam	9/23/2009	32,478,483	3,248	-	-	20,137	-	-	-	23,385
Shares issued to Acacia/Primary	7/14/2009	7,500,000	750	-	-	82,500	-	-	-	83,250
Shares issued to Acacia/Primary	8/7/2009	8,500,000	850	-	-	28,900	-	-	-	29,750
Shares issued to Acacia/Primary	8/13/2009	8,500,000	850	-	-	65,450	-	-	-	66,300
Shares issued to Acacia/Primary	8/19/2009	10,000,000	1,000	-	-	33,000	-	-	-	34,000

Shares issued to Epic	9/24/2009	54,500,000	5,450	-	-	54,500	-	-	-	59,950

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to K & L	8/3/2009	8,000,000	800	-	-	36,800	-	-	-	37,600
Shares issued to K & L	8/18/2009	13,000,000	1,300	-	-	49,400	-	-	-	50,700
Shares issued to K & L	8/28/2009	20,000,000	2,000	-	-	40,000	-	-	-	42,000
Shares issued to K & L	9/2/2009	25,000,000	2,500	-	-	40,000	-	-	-	42,500
Shares issued to K & L	9/8/2009	28,571,429	2,857	-	-	42,857	-	-	-	45,714
Shares issued to Mazuma	9/11/2009	60,000,000	6,000	-	-	90,000	-	-	-	96,000
Shares issued to Falcon Financial	7/13/2009	1,050,000	105	-	-	(7,368)	-	-	-	(7,263)
Shares issued to TJ Management	7/20/2009	11,250,000	1,125	-	-	133,875	-	-	-	135,000
Shares issued to TJ Management	7/28/2009	11,250,000	1,125	-	-	145,125	-	-	-	146,250
Shares issued to TJ Management	8/7/2009	16,000,000	1,600	-	-	54,400	-	-	-	56,000
Shares issued to TJ Management	8/13/2009	16,000,000	1,600	-	-	123,200	-	-	-	124,800
Shares issued to TJ Management	8/18/2009	16,666,666	1,667	-	-	63,333	-	-	-	65,000
Shares issued to TJ Management	8/25/2009	16,666,666	1,667	-	-	41,667	-	-	-	43,334
Shares issued to TJ Management	8/31/2009	22,727,272	2,273	-	-	47,727	-	-	-	50,000
Shares issued to TJ Management	9/8/2009	31,250,000	3,125	-	-	46,875	-	-	-	50,000
Shares issued to TJ Management	9/10/2009	25,000,000	2,500	-	-	40,000	-	-	-	42,500
Shares issued to TJ Management	9/14/2009	50,000,000	5,000	-	-	85,000	-	-	-	90,000
Shares issued to TJ Management	9/21/2009	50,000,000	5,000	-	-	70,000	-	-	-	75,000
Shares issued to TJ Management	9/29/2009	72,727,272	7,273	-	-	58,182	-	-	-	65,455
Shares issued to Watson	7/15/2009	1,200,000	120	-	-	17,880	-	-	-	18,000
Shares issued to Watson	7/23/2009	1,250,000	125	-	-	16,125	-	-	-	16,250

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to Watson	7/28/2009	1,666,667	167	-	-	21,500	-	-	-	21,667
Shares issued to Watson	8/4/2009	5,000,000	500	-	-	22,000	-	-	-	22,500
Shares issued to Watson	8/10/2009	6,666,667	667	-	-	14,000	-	-	-	14,667
Shares issued to Watson	8/14/2009	5,000,000	500	-	-	44,000	-	-	-	44,500
Shares issued to Watson	8/20/2009	6,444,447	644	-	-	23,844	-	-	-	24,488
Shares issued to Watson	8/20/2009	3,555,553	356	-	-	13,155	-	-	-	13,511
Shares issued to Watson	9/1/2009	50,000,000	5,000	-	-	90,000	-	-	-	95,000
Shares issued to Robert Atwell	9/25/2009	50,000,000	5,000	-	-	40,000	-	-	-	45,000
Shares issued to HK Dyal	9/25/2009	20,000,000	2,000	-	-	16,000	-	-	-	18,000
Shares issued to George Jackson	9/25/2009	20,000,000	2,000	-	-	16,000	-	-	-	18,000
Shares issued to Phillip Parsons	7/16/2009	1,000,000	100	-	-	14,900	-	-	-	15,000
Shares issued to Complete Advisory	8/13/2009	7,000,000	700	-	-	53,900	-	-	-	54,600
Shares issued to Patrick Winn	9/25/2009	10,000,000	1,000	-	-	8,000	-	-	-	9,000
Shares issued to Mark Petroff	8/19/2009	10,000,000	1,000	-	-	33,000	-	-	-	34,000
Shares issued to Jamie Thompson	9/1/2009	25,000,000	2,500	-	-	45,000	-	-	-	47,500
Shares issued to Ted Baer	9/11/2009	10,000,000	1,000	-	-	15,000	-	-	-	16,000
Shares issued to Bastien living trust	9/11/2009	10,000,000	1,000	-	-	15,000	-	-	-	16,000
Shares issued to Rodger Spainhower	7/15/2009	500,000	50	-	-	7,450	-	-	-	7,500
Shares issued to Rodger Spainhower	9/11/2009	10,000,000	1,000	-	-	15,000	-	-	-	16,000
Shares issued to Mark Petroff	9/30/2009	10,000,000	1,000	-	-	8,000	-	-	-	9,000
Shares issued to HAL Nominees ltd	9/14/2009	30,000,000	3,000	-	-	51,000	-	-	-	54,000

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to Camelot	7/15/2009	23	0	-	-	-	-	-	-	-
Shares issued to Phil Scott	9/28/2009	10,000,000	1,000	-	-	8,000	-	-	-	9,000

Shares issued to TJ Management	10/5/2009	121,212,121	12,121	-	-	84,848	-	-	-	96,969
Shares issued to NIR	10/6/2009	65,272,199	6,527	-	-	10,052	-	-	-	16,579
Shares issued to NIR	10/12/2009	37,000,000	3,700	-	-	5,698	-	-	-	9,398
Shares issued to NIR	10/12/2009	28,272,199	2,827	-	-	3,732	-	-	-	6,559
Shares issued to NIR	10/19/2009	40,000,000	4,000	-	-	6,160	-	-	-	10,160
Shares issued to NIR	10/22/2009	25,272,000	2,527	-	-	4,448	-	-	-	6,975
Shares issued to NIR	10/30/2009	65,272,000	6,527	-	-	10,052	-	-	-	16,579
Shares issued to NIR	11/6/2009	30,000,000	3,000	-	-	3,960	-	-	-	6,960
Shares issued to NIR	11/6/2009	5,000,000	500	-	-	660	-	-	-	1,160
Shares issued to NIR	11/6/2009	8,000,000	800	-	-	1,056	-	-	-	1,856
Shares issued to NIR	11/6/2009	7,500,000	750	-	-	990	-	-	-	1,740
Shares issued to NIR	11/6/2009	37,786,000	3,779	-	-	4,988	-	-	-	8,767
Shares issued to NIR	11/30/2009	88,286,000	8,829	-	-	11,693	-	-	-	20,522
Shares issued to NIR	12/21/2009	107,323,175	10,732	-	-	4,709	-	-	-	15,441
Shares issued to NIR	12/30/2009	107,322,600	10,732		-	-	-	-	-	10,732
Shares issued to Robert Kerchner	10/12/2009	10,000,000	1,000	-	-	6,000	-	-	-	7,000
Shares issued to Mike Elliott	10/12/2009	10,000,000	1,000	-	-	6,000	-	-	-	7,000

Camelot Entertainment Group, Inc.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2004 to December 31, 2009

		Common Stock		Preferred Stock		Additional	During			Total
						Paid-In	Development	Subscription	Deferred	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Compensation	Deficit

Shares issued to Rodger Spainhower	11/9/2009	10,000,000	1,000	-	-	7,000	-	-	-	8,000
Shares issued to Phil Scott	11/9/2009	10,000,000	1,000	-	-	7,000	-	-	-	8,000
Shares issued to Adam Reznikoff	11/16/2009	10,000,000	1,000	-	-	6,000	-	-	-	7,000
Shares issued to Adam Reznikoff	11/25/2009	80,000,000	8,000	-	-	40,000	-	-	-	48,000
Shares issued to Ted Baer	11/30/2009	95,000,000	9,500	-	-	38,000	-	-	-	47,500
Shares issued to Mark Temple	12/3/2009	60,000,000	6,000	-	-	18,000	-	-	-	24,000
Shares issued to Robert Atwell	12/4/2009	200,000,000	20,000	-	-	60,000	-	-	-	80,000
Shares issued to George Jackson	12/4/2009	200,000,000	20,000	-	-	60,000	-	-	-	80,000
Shares issued to Patrick Winn	12/9/2009	10,000,000	1,000	-	-	3,000	-	-	-	4,000
Shares issued to Adam Reznikoff	12/14/2009	125,000,000	12,500	-	-	25,000	-	-	-	37,500

Net Income (Loss) as of 12/31/09		-	-	-	-	-	(4,259,802)	-	-	(4,259,802)

Balance as of 12/31/2009		2,961,330,703	$296,133	-	$-	$18,272,050	$(20,964,823)	$-	$-	$2,396,640

The period from Inception to December 31, 2007 is unaudited.

Camelot Entertainment Group, Inc
(A Development Stage Company)
Statements of Cash Flows
			From
			Inception on
		For Year	April 21, 1999
	For Year Ended,	Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
			(Unaudited)
OPERATING ACTIVITIES
Net loss	$(4,259,802)	$(428,575)	$(20,964,823)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of discounts on notes payable	552,163	344,987	1,193,374
Imputed Interest on Note Payable	-	17,000	38,484
Gain (loss) on derivative liability	(111,369)	(1,404,052)	(1,356,620)
Common Stock issued for interest expenses	-	138,450	703,909
Common stock issued per dilution agreement	-	-	368,508
Value of options expensed	-	-	351,000
Gain on extinguishment of debt	-	-	(255,500)
Depreciation	-	-	3,997
Amortization of deferred compensation	-	-	1,538,927
Common stock issued for services	768,409	363,138	4,322,976
Common stock issued for related party services and wraparound agreements	1,759,489	-	1,781,489
Common stock issued for technology	-	-	19,167
Impairment of investments in other companies	-	-	710,868
Impairment of assets	-	129,700	2,758,060
Prepaid services expensed	-	-	530,000
Expenses paid through notes payable proceeds	-	-	66,439
Loss on disposal of property and equipment	-	-	5,854
Preferred stock issued to shareholder	-	-	3,366,000
Change in assets and liabilities:
(increase) decrease in other current assets	(51,613)	4,691	(53,779)
Increase (decrease) in accounts payable and accrued liabilities	322,724	173,993	880,906
Increase (decrease) in due to officers	426,255	633,300	1,409,555
Net Cash used in operating activities	(593,744)	(27,368)	(2,581,209)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(6,689)
Purchase of assets-script costs/business deposits	(37,350)	-	(167,050)
Cash used in investing activities	(37,350)	-	(173,739)

Cash flows from financing activities:
Proceeds from Convertible notes payable	500,000	-	500,000
Contributed capital	-	-	25,500
Proceeds from related party note payable	-	-	1,316,613
Payments on related party notes payable	-	(20,652)	(145,652)
Proceeds from notes payable	-	150,000	1,317,998
Advances to affiliate / shareholders loans	735,457	40,737	1,011,319
Payments from shareholder advances	(548,218)	(142,664)	(961,173)
Payable on notes payable	-	-	(254,477)
Cash provided by financing activities	687,239	27,421	2,810,128
	-
Increase in cash	56,145	53	55,180

Cash at beginning of period	175	122	1,140

Cash at the end of the period	$56,320	$175	$56,320

Statements of Cash Flows - continued

Non-cash investing and financing transactions:
Stock issued for related party liabilities	$-	$-	$248,541
Creation of additional debt discount	$455,342	$-	$1,375,657
Stock issued for debt conversion	$1,563,069	$101,560	$1,721,077
Derivative liability relieved by conversion	$122,607	$19,722	$190,728
Accrued interest converted into convertible notes payable	$-	$144,143	$144,143
Accrued salaries relieved with issuance of common stock	$223,000	$261,300	$484,300
Stock issued per finance agreement	$-	$-	$500,000

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc.
(A Development Stage Company)
Notes to Financial Statements

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Camelot Entertainment Group, Inc. (the “Company” or “Camelot”), a Delaware corporation, is a film, television, digital media and entertainment company. During fiscal year 2009, Camelot Entertainment Group had limited operations, generated no revenues and therefore was classified as a development stage company.

Our business model classifies our existing and planned operations into the following three major divisions:

·	Camelot Film Group, consisting principally of feature film, television, home video, and digital media production and distribution, including Camelot Distribution Group and DarKnight Pictures;

·	Camelot Studio Group, consisting principally of site acquisition, design, development and operation of Camelot Studio locations domestically and internationally;

·	Camelot Production Services Group, consisting principally of consulting, education, finance, production support and technology services.

The current primary focus of the Company is the distribution and exploitation of feature films, television and digital media. In addition, we intend to provide a solid foundation for our distribution activities and to provide that division with a steady flow of titles through our product pipeline, the Company is in the process of negotiating the rolling up of several corporate entities and their respective film, television and digital media libraries into Camelot through four planned acquisitions within our Camelot Film Group division and the continued growth of our distribution subsidiary, Camelot Distribution Group. We have executed four letters of intent to acquire a London based film and television distribution company, two domestic based film libraries and a post production facility. Our current plans are to close these at least two of these acquisitions during the second quarter of 2010 and the other two later in the year. Camelot Distribution Group, and its subsidiary DarKnight Pictures, have acquired distribution rights to six feature films since the addition of Jamie Thompson as President of Camelot Distribution Group in September 2009.

All of the aforementioned acquisitions and negotiations are complex financial transactions and there can be no guarantee that we will be able to successfully complete those transactions. In addition, all require the raising of a significant amount of capital. While at present our distribution operations are growing, volatile market conditions and the ongoing uncertainty of the global economic outlook could stymie that growth at any time and increase the pressure on an already strained corporate financial structure. Any or all of the above uncertainties could have a material adverse effect on the Company.

To date, Camelot has substantially relied on funding provided by its Chairman, Robert P. Atwell, and his affiliated companies, among other third party investment and note payables. See Note 10 for material agreements entered into with Robert Atwell and affiliated companies subsequent to year end.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Basis of Presentation

Camelot is considered to be a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Consequently, Camelot has presented these financial statements in accordance with that Statement, including losses incurred from April 21, 1999 (Inception) to December 31, 2009.

Script Costs - Camelot capitalizes costs it incurs to buy or develop scripts that will later be used in the production of films according to the guidelines in the Accounting Standard Codification (“ASC”) 926, Entertainment — Films (“ASC 926”) (formerly Statement of Position 00-2.). During 2008, Camelot expensed all script costs previously capitalized of $79,700 as the scripts were not in production and had been outstanding in excess of three years. Script costs capitalized during the year ended December 31, 2009 are recorded as Other Assets on the accompanying balance sheet.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 ("FIN 48")”, codified into ASC 740. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

Fair Value of Financial Instruments - On January 1, 2009, the Company adopted ASC 820 (“ASC 820”) Fair Value Measurements and Disclosures. The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2009, the Company’s derivative liabilities are considered a level 2 item, see Note 4 and 7.

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

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-Based Compensation - The Company accounts for stock options issued to employees and consultants under ASC 718 formerly SFAS No. 123(R), “Share-Based Payment”. Under SFAS 123(R), share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period. The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 formerly EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). The fair value of the shares or options issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.
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

Modifications to Convertible Debt -The Company accounts for modifications of ECFs in accordance with EITF 06-6 “Debtors Accounting for a Modification (or exchange) of Convertible Debt Instruments”, codified into ASC 470 EITF 06-6 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered a substantial (i.e. greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Equity Instruments Issued with Registration Rights Agreement - The Company accounts for registration rights agreement penalties as contingent liabilities. Accordingly, the Company recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. As of December 31, 2009, the Company does not believe damages related to these rights are probable, and thus, an accrual has not been recorded.

Earnings (Loss) per Share - Basic earnings (loss) per share are based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings (loss) per share also includes the effect of stock options, other Common Stock equivalents outstanding during the during the period, and assumes the conversion of the Company’s Class A, B and C preferred stock and conversion of convertible notes payable for the period of time such stock and notes were outstanding, if such preferred stock and convertible notes are dilutive.

The following table sets forth the computation of the numerator and of basic and diluted loss per share for the year ended December 31, 2009 and 2008. There were no adjustments to the denominator. The following items were anti-dilutive and thus excluded from the calculation.

	December 31, 2009	December 31, 2008

Weighted average common shares outstanding
Used in calculating basic loss per share	626,419,838	126,591
Effect of dilutive convertible preferred stock, convertible notes and warrants	19,273,580,162	2,949,873,409

Weighted average common shares outstanding used in
Calculating diluted loss per share	19,900,000,000	2,950,000,000

As of December 31, 2009, the Company has only 19,900,000,000 shares authorized, thus the effects of convertible preferred stock and notes into common stock are limited to the amount authorized by the Company’s stockholders.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

 Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855 “Subsequent Events” (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009 with no impact on the accompanying financial statements.

In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles” (formerly SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 during the three months ended September 30, 2009 with no impact to its financial statements, except for the changes related to the referencing of financial standards.

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the year ended, December 31, 2009, Camelot had no revenue producing operations; a negative working capital of $1,534,010 and an accumulated deficit from Inception of $20,964,823. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consist of increasing the revenues being generated by Camelot Distribution Group subsequent to year end, successfully complete its planned roll-up of four corporate entities and the resultant revenues that come with each entity, restructuring its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and it’s CEO Robert Atwell.   There are no assurance that the Company’s efforts will be successful and/or at acceptable terms. During the year ended December 31, 2009, the Company received $400,000 from JMJ Management and $100,000 from NIR in secured convertible notes payable with additional funding from Robert Atwell and affiliates to fund operations.  See Note 4 for additional information regarding the secured convertible notes payable.

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

In January 2008, the Company agreed to sell up to 30% of its interest in CDG to Camelot Studio Investors, LLC (“CSI”) for up to $3,000,000 on an as needed basis.   In addition, CSI receives 1,000 shares of our $0.001 par value Class C Convertible Preferred Stock for each one half of one percent (.05%) of CDG purchased by CSI.  Under this agreement 11,500 Class C Preferred Stock shares were issued.  The managing member of CSI is Scorpion Bay, LLC, which is managed by Timothy Wilson, one of our previous directors, who resigned in May 2008. The proceeds from the sale were to be utilized to retire debt and to fund operations. During the year ended December 31, 2008, the Company sold 2% of its interest for $200,000 in cash and another 3% for additional debt converted into shares. At December 31, 2008, the Company investment in CDG is not relevant since the CDT project has been terminated. The Company’s investment in CDG will only become relevant in the future as additional studio projects are brought on-line by CDG.

4.  CONVERTIBLE NOTES PAYABLE

2006 and 2007 NIR Convertible Notes Payable

On December 27, 2006, Camelot issued a callable secured convertible note payable for $1,000,000 to various holders. Camelot received the proceeds in two tranches: $600,000 gross proceeds were received in December 2006 and $400,000 in gross proceeds was received in June 2007 when the required registration statement was deemed effective. The note payable provided for annual interest at 8%, was secured by all of the assets of the Company, and matures on December 27, 2009. The principal and accrued interest of the note is convertible into Camelot’s Common Stock at a variable conversion price, which is 50% of the average market price of the Common Stock of the lowest three trading days prior to the date of conversion. In addition, these notes have registration rights agreements, which call for liquidated damages in the event an effective registration statement is not filed within a timely basis. In addition, the holders of these notes and the placement agent were issued seven-year warrants to purchase 151 common shares at an exercise price of $10,500 per share. The warrants were issued in connection with the first tranche received.

Camelot evaluated the notes and warrants under the pertaining accounting standards and determined that the notes contained embedded conversion features and warrants that needed to be accounted for as derivative liabilities. Camelot determined that the embedded conversion features required bi-furcation from the note instrument and required an estimate of its fair market value. The fair market value of the embedded conversion feature was estimated using a lattice model incorporating weighted average probability cash flow. The fair market value of the warrants was estimated using the Black Scholes model.

On August 14, 2008, in connection with a subsequent funding discussed below, the Company modified the interest rate to 10% and the discount on conversion to 50%. The Company determined that this modification was considered “significant” and thus qualified the note and related instruments for extinguishments. The Company recorded a non-cash loss on the extinguishment based on the difference between the fair value of the new instruments issued and the difference between the carry value and stated value of the convertible debt and fair value of the derivative liabilities immediately prior to extinguishment. In connection with the modification, the Company recorded an extinguishment loss of $211,212 which is recorded in the gain on derivative liability on the accompanying statement of operations

As of December 31, 2009, the Company had secured convertible notes payable outstanding of $169,626 which was due on December 27, 2009.  The Company has not received a letter of default. In addition, the holder is continuing to convert the secured convertible notes payable into common stock.

2008 NIR Convertible Notes Payable

On August 14, 2008, Camelot issued a secured convertible note payable for $160,000 to various holders.  Camelot received the proceeds in August and September 2008. The note payable provided for annual interest at 10%, was secured by all of the assets of the Company, and matures on May 10, 2011. The principal and accrued interest of the note is convertible into Camelot’s Common Stock at a variable conversion price which is 50% of the average market price of the Common Stock of the lowest three trading days prior to the date of conversion. At no time can their aggregate holdings exceed 4.99%. The proceeds were used for working capital purposes and advances from related parties. In addition, the investors shall receive 28,571 cashless warrants at an exercise price of $7.00 which expire in seven years. Camelot evaluated the notes and warrants and determined that the notes contained an embedded conversion feature and warrants that needed to be accounted for as derivative liabilities. Camelot determined that the embedded conversion features required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the embedded conversion feature derivative was estimated using a lattice model incorporating weighted average probability cash flow. The fair market value of the warrants was estimated using the Black Scholes model.

4.  CONVERTIBLE NOTES PAYABLE - continued

2008 NIR Accrued Interest Converted into Convertible Notes Payable

During 2008, Camelot converted accrued interest of $144,143 into callable secured convertible notes payable.  The notes payable provided for annual interest at 2%, was secured by all of the assets of the Company, and matures three years from the date of issuance of January 31, 2011 and December 30, 2011. The principal of the note is convertible into Camelot’s Common Stock at a variable conversion price which is 50% of the average market price of the Common Stock of the lowest three trading days during a twenty day period prior to the date of conversion. At no time can their aggregate holdings exceed 4.99%.

Camelot evaluated the notes and determined that the notes contained an embedded conversion feature in which needed to be accounted for as a derivative liability. The embedded conversion features required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow.

2009 NIR Convertible Notes Payable

On September 3, 2009, the Company’s Board of Directors ratified an agreement entered into between the Company and New Millennium Capital Partners II, LLC, an affiliate of The NIR Group, on August 31, 2009 whereby we entered into an Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners III, LLC (the "Investor"). Under the terms of the Securities Purchase Agreement, the Investor purchased an aggregate of (i) $100,000 in callable convertible secured notes (the "Notes"). The Company received the proceeds from the Securities Purchase Agreement on September 2, 2009. This and other similar transactions with NIR described herein are referred to as the “NIR Financing”.

The Notes carry an interest rate of 10% and a maturity date of August 30, 2012. The notes are convertible into our common shares at the Variable Conversion Price (as defined hereafter). The Variable Conversion Price shall be equal to the Applicable Percentage multiplied by the average of the lowest three (3) trading prices for our shares of Common Stock during the twenty (20) trading day period prior to conversion. The Applicable Percentage is 50%.

At our option, we may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the Common Stock is trading below the Initial Market Price as adjusted. In addition, in the event that the average daily price of the Common Stock, as reported by the reporting service, for each day of the month ending on a determination date is below the Initial Market Price as adjusted, we may prepay a portion of the outstanding principal amount of the Notes equal to 104% of the principal amount hereof divided by thirty-six (36) plus one month’s interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property, excluding Camelot Studio Group and Camelot Film Group, as well as demand registration rights.

The Investors have contractually agreed to restrict their ability to convert the Notes and receive shares of the Company's Common Stock such that the number of shares of the Company's Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's Common Stock.

If requested by the note holder, in accordance with the terms and conditions of the Registration Rights Agreement, we are committed to registering the shares of Common Stock underlying the Notes in the event no other exemption is available to the Investor, including Rule 144. In the event no other exemption is available, we have agreed to use our best efforts to file the registration statement within thirty (30) days from the date of request by the Investor otherwise we may be subject to penalty provisions. There are penalty provisions if the Company does not use its best efforts and respond to comments from the SEC regarding its Registration Statement in a timely manner, or after the Registration Statement has been declared effective by the SEC, sales of all of the Registrable Securities cannot be made pursuant to the Registration Statement due to the fault of the Company.

Camelot evaluated the notes and determined that the notes contained an embedded conversion feature in which needed to be accounted for as a derivative liability. The embedded conversion features required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. On the date of issuance the Company determined that the fair value of the embedded conversion feature was $77,786 and thus recorded the amount as a liability with the offset to the discount on the note. The Company is amortizing the discount using the effective interest method over the term of the note.

2009 JMJ Financial Convertible Notes Payable

On September 3, 2009, the Company’s Board of Directors ratified an agreement entered into between the Company and JMJ Financial on August 18, 2009 whereby we entered into a financing agreement with JMJ Financial to invest $3,000,000 into the Company over a period of two years through six $500,000 convertible promissory notes (the "Convertible Promissory Notes") with JMJ Financial (the "Investor"). Under the terms of the Convertible Promissory Notes, the Investor and the Company entered into an initial $500,000 Convertible Promissory Note (the "Note") on August 18, 2009. The Company received an initial $100,000 on August 26, 2009.  The company received $100,000 on October 1, 2009, $100,000 on November 1, 2009 and $50,000 on December 1, 2010 and $50,000 on December 30, 2009 total received in 2009, $400,000. The Convertible Promissory Notes are secured by the Secured & Collateralized Promissory Note between JMJ Financial and the Company dated August 18, 2009, of which the Company is the holder.

The Notes carry an interest rate of 12% and a maturity date of August 17, 2012. This interest rate is offset by the 12% interest rate on the Secured & Collateralized Promissory Note. The Notes are convertible into our common shares at the Conversion Price (as defined hereafter). The Conversion Price shall be 50% of the lowest trade price in the 20 trading days previous to any conversion.

The Investors have contractually agreed to restrict their ability to convert the Convertible Promissory Notes and receive shares of the Company's Common Stock such that the number of shares of the Company's Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's Common Stock.

The sale of Convertible Promissory Notes described above is still underway and is expected to be completed on or before August 17, 2011. The Company received $100,000 in gross proceeds from the initial Convertible Promissory Note on August 26, 2009. The Company expects to receive an additional minimum of $100,000 in gross proceeds from the initial Convertible Promissory Note each month until it has received the total $500,000. The balance of the Convertible Promissory Notes, $2,500,000, will be delivered to the Company over the next two years. The Notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of us.

4.  CONVERTIBLE NOTES PAYABLE - continued

Camelot evaluated the notes and determined that the notes contained an embedded conversion feature in which needed to be accounted for as a derivative liability. The embedded conversion features required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. On the date of issuances, the Company determined that the fair value of the embedded conversion features were $377,556 and thus recorded the amount as a liability with the offset to the discount on the note. The Company is amortizing the discounts using the effective interest method over the term of the note.

Conversions and Valuation of Derivative Liabilities Issued with Secured Convertible Notes

As of December 31, 2009, Camelot estimated the fair value of the derivatives liabilities to be a total of $634,026 resulting in gain on derivative liability presented in the statement of operations for the year ended December 31, 2009 of $67,703.  As of December 31, 2008, Camelot estimated the fair value of the derivatives liabilities to be a total of $366,338 resulting in gain on derivative liability presented in the statement of operations for the year ended December 31, 2008 of $646,689.  In addition, Camelot amortized $484,177 and $201,551 of the discount on the convertible note payable to interest expense during the years ended December 31, 2009 and 2008, respectively. Principal balances of the notes were $850,601 to NIR and $400,000 to JMJ as of December 31, 2009. As of December 31, 2009, the discount on the NIR and JMJ notes were $204,715 and $371,725, respectively.

At December 31, 2009 and 2008, the fair market value of embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions at December 31, 2009, the stock price would increase in the short term at the cost of equity with a volatility ranging from 251% to 402%, probability of 95% that the Company would not be in default of its registration requirements, assuming an event of default occurring ranging from 2% to 50% of the time increasing .10% per month, reset events projected to occur 5% of the time, alternative financing would be initially available to redeem the note and start to increase monthly by 10% of the notes to a maximum of 75% and the trading volume would increase at 5% per month. A significant factor in the valuation of the derivative was the limitations placed on the holder related to the maximum amount in which could be converted. The 2008 valuation was calculated using a lattice model with the following assumptions at December 31, 2008, the stock price would increase in the short term at the cost of equity with a 150% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month.

During the years ended December 31, 2009 and 2008, the holders of convertible notes converted $455,431 and $39,310 resulting in the issuance of 1,119,581,382 and 126,113,200 shares of Common Stock, respectively. Upon conversion, the Company reclassed approximately $122,601 and $19,722 of the compound derivative to additional paid-in capital, respectively.

In the event of full conversion of the aggregate principal amount of the notes of $1,250,601 as of December 31, 2009, we would have to issue a total of 25,012,020,000 shares of Common Stock, which exceeds our authorized shares of 19,950,000,000. However, due to contractual limitations, the most that could be converted in any singular conversion represents 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes, as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s Common Stock.

Future minimum principal payments due under convertible notes payable for the year ended December 31 are as follows: 2010 - $531,458; 2011 - $219,143; 2012 - $500,000.

4.  CONVERTIBLE NOTES PAYABLE - continued

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

5. INCOME TAXES

At December 31, 2008 and 2009, Camelot determined that the federal and state net operating loss carryforwards were not significant due to potentially significant limitations as defined in Section 382 of the Internal Revenue code. During the past two years the Company has issued a significant amount of shares in which could have triggered this limitation. Thus, at December 31, 2009 and 2008, the Company has reversed the deferred tax assets and valuation allowance as a result of the expected limitation. During the year ended December 31, 2008, the valuation allowance decreased by$1,367,634.

6.  RELATED PARTY TRANSACTIONS

Accrued Salaries

 At December 31, 2009 and 2008, the Company has accrued compensation of $529,759 and $722,000 due to its officers, respectively.  The amount due to officers includes: Robert Atwell, $316,259 and $511,000; and to George Jackson, $213,500 and $211,000, respectively.  During the year ended December 31, 2009, the Company accrued $223,000 in estimated payroll taxes for payments made to Robert Atwell in which taxes were not withheld. See Note 9 for discussion of wrap around agreements entered into by Robert Atwell in which resulted in a significant decrease to the amounts payable to him by the Company.

Advances from Affiliates

During the year ended December 31, 2009, the Company received $735,458 in advances from either the CEO or affiliated company controlled by the CEO, compared to $40,737 in advances for year ended December 31, 2008.  During the year ended December 31, 2009, the Company paid $1,279,058 of these amounts, leaving a balance due of $0 at December 31, 2009 and the Company reclassified $520,670 to compensation to Robert Atwell, see above for payroll tax accrual.  See Note 9 for discussion of wrap around agreements entered into by the CEO in which resulted in a significant decrease to the amounts payable to him by the Company. During the year ended December 31, 2008, the Company had a balance due of $22,830 advance due. See Note 7, 9 and 10 for description of Preferred and Common Stock issued to related parties.

7.  PREFERRED STOCK

Preferred Stock

As of December 31, 2009 and 2008, there were 10,147,510 and 7,347,510 shares outstanding of our $0.0001 par value Class A Convertible Preferred Stock (“Class A Preferred”), respectively. The Class A Preferred converts to four shares of Common Stock for every one share of Class A Preferred stock. Each share of Class A Preferred stock is entitled to 50 votes. Class A Preferred ranks superior to our Common Stock and ranks junior to our Class B Preferred Stock.

As of December 31, 2009 and 2008, there were 9,996,510 and 7,196,510 shares outstanding of our $0.0001 par value Class B Convertible Preferred Stock (“Class B Preferred”), respectively. The Class B Preferred converts to 10 shares of Common Stock for every one share of Class B Preferred stock. Each share of Class B Preferred stock is entitled to 1,000 votes. Class B Preferred ranks superior to all other classes of stock.

As of December 31, 2009, there were 7,151,500 shares outstanding of our $0.0001 par value Class C Convertible Preferred Stock (“Class B Preferred”). The Class C Convertible Preferred converts to one share of Common Stock for every one share of Class C Convertible Preferred stock. Each share of Class C Preferred stock is entitled to one vote. The Company’s Class A and B are superior to the Class C Preferred.

Preferred Stock Designations

On October 6, 2009, the Company established a Class D Convertible Preferred Stock (“Class D Preferred Stock”). The Class D Preferred Stock has a par value of $0.0001, 10,000,000 authorized, is subordinate to all other Class of preferred stock and is convertible into one share of common stock once the Company’s common stock achieves a 30 day average closing bid price of $2.50 per share as determined by the Over The Counter Bulletin Board historical daily stock price quote. In addition, holders of Class D Preferred Stock will have the right to convert, as described in the designation, upon a public offering of the common stock by the Company where the offering price is $2.50 or greater. The Company intends to issue the Class D Preferred Stock to common shareholders of record as of July 9, 2009. Stockholders shall be eligible to receive 40 shares of the Class D Convertible Preferred Stock for each one million shares of common stock owned as of the close of trading on July 9, 2009. The Company expects to issue approximately 374,000 shares of Class D Preferred Stock, valued at $37, once the required registration statement is filed and declared effective by the Securities and Exchange Commission.

7.  PREFERRED STOCK - continued

2009 Issuances of Preferred Stock

On March 26, 2009, the Company issued George Jackson 300,000 shares of Class A Preferred stock at $0.0001 per share for administrative and executive services and other consideration rendered to the Company.

On March 26, 2009, the Company issued Robert Atwell 2,500,000 shares of Class A Preferred stock at $0.0001 per share for administrative and executive services and other consideration rendered to the Company.

On March 26, 2009, the Company issued George Jackson 300,000 shares of Class B Preferred stock at $0.0001 per share for administrative and executive services and other consideration rendered to the Company.

On March 26, 2009, the Company issued Robert Atwell 2,500,000 shares of Class B Preferred stock at $0.0001 per share for administrative and executive services and other consideration rendered to the Company.

2008 Issuances of Preferred Stock

On January 1, 2008, 12,500 shares of Class A Preferred stock were issued to Scorpion Bay, LLC for services rendered in connection with the studio project. The shares were valued at $25,000 based on the estimated fair value of the Class A Preferred stock on the date of issuance and expensed. The fair value is based upon the closing market price of the Company’s Common Stock on the date of issuance assuming no future performance commitments exist. All per-share data discussed below represent the fair market value on the date of agreement.

On August 13, 2008, the Company issued Scorpion Bay, LLC 7,500 shares of Class C Preferred shares at $0.05 per share in reference to the development of ATEP.

On August 13, 2008, the Company issued Tim McCullium 500 shares of Class C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at the Advanced Education and Technology Park (“ATEP”) in Tustin, California.

On August 13, 2008, the Company issued George Jackson 1,000 shares of Class C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued The Atwell Group 30,000 shares of Class C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Sea Castle, LLC 500 shares of Class C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Joseph Petrucelli 1,000 shares of Class C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Pacific Surf Partners, LP 2,500 shares of Class C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Octy, Inc. 7,750 shares of Class C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Jeff Brown 500 shares of Class C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued Irene Aurand 250 shares of Class C Preferred shares at $0.05 per share in reference to the development of Camelot Studios at ATEP.

On August 13, 2008, the Company issued George Jackson 10,000 shares of Class B Preferred stock at $0.50 per share for administrative and executive services and other consideration rendered to the Company.

On August 13, 2008, the Company issued George Jackson 10,000 shares of Class A Preferred stock at $0.20 per share for administrative and executive services and other consideration rendered to the Company.

On August 13, 2008, the Company issued Robert Atwell 30,000 shares of Class A Preferred stock at $0.20 per share for administrative and executive services and other consideration rendered to the Company.

On September 26, 2008, the Company issued George Jackson 100,000 shares of Class B Preferred stock at $0.08 per share for administrative and executive services and other consideration rendered to the Company.

On September 26, 2008, the Company issued Robert Atwell 1,000,000 shares of Class B Preferred stock at $0.08 per share for administrative and executive services and other consideration rendered to the Company.

On September 26, 2008, the Company issued George Jackson 100,000 shares of Class C Preferred stock at $0.002 per share for administrative and executive services and other consideration rendered to the Company.

On September 26, 2008, the Company issued Robert Atwell 1,000,000 shares of Class C Preferred stock at $0.002 per share for administrative and executive services and other consideration rendered to the Company.

On December 23, 2008, the Company issued George Jackson 1,000,000 shares of Class A Preferred stock at $0.0008 per share administrative and executive for services and other consideration rendered to the Company.

On December 23, 2008, the Company issued Robert Atwell 5,000,000 shares of Class A Preferred stock at $0.0008 per share for administrative and executive services and other consideration rendered to the Company.

7.  PREFERRED STOCK - continued

On December 23, 2008, the Company issued George Jackson 1,000,000 shares of Class B Preferred stock at $0.002 per share for administrative and executive services and other consideration rendered to the Company.

On December 23, 2008, the Company issued Robert Atwell 5,000,000 shares of Class B Preferred stock at $0.002 per share for administrative and executive services and other consideration rendered to the Company.

On December 23, 2008, the Company issued George Jackson 1,000,000 shares of Class C Preferred stock at $0.0002 per share for administrative and executive services and other consideration rendered to the Company.

On December 23, 2008, the Company issued Robert Atwell 5,000,000 shares of Class C Preferred stock at $0.0002 per share for administrative and executive services and other consideration rendered to the Company.

Derivative Valuation 2008 and 2009 Preferred Issuances

For issuances during the year ended 2009, the fair market value of the compound embedded derivative associated with the Series A, B and C Preferred stock was estimated to be $6,717 and resulted in the Series A, B and C Preferred stock being discounted to its par value. Due to the excess fair value of the compound embedded derivative over the proceeds of ($8,397) the Company recorded an immediate charge to derivative gain (loss).

As of December 31, 2009, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $21,620 resulting in a gain on derivative liability presented in the statement of operations of $43,666. At December 31, 2009, the fair market value of the conversion feature derivative related to the Series A, B and C Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following weighted average assumptions: the stock price would increase in the short term at the cost of equity with a 350% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

At the time of issuance of the Class A, B and C Preferred stock in 2008, the Company did not have enough authorized shares on a fully diluted basis due to the conversion feature of the convertible notes, which caused the Class A, B and C Preferred stock to be tainted, and more akin to debt and thus required classification of these securities as liabilities. The Company determined that the embedded conversion features required bifurcation from the remaining Class A, B and C Preferred and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow.

For issuances during the year ended 2008, the fair market value of the compound embedded derivative associated with the Class A, B and C Preferred stock was estimated to be $196,982 and resulted in the Class A, B and C Preferred stock being discounted to its par value. Due to the excess fair value of the compound embedded derivative over the proceeds of ($100,749) the Company recorded an immediate charge to derivative gain (loss).

As of December 31, 2008, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $65,630 resulting in a loss on derivative liability presented in the statement of operations of $757,363. At December 31, 2008, the fair market value of the conversion feature derivative related to the Class A, B and C Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following weighted average assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

8. COMMITMENTS

Operating Leases

Current Leases:

Our corporate headquarters are located at 8001 Irvine Center Drive, Suite 400, Irvine, CA 92618. The space is leased on an annual basis. The current lease expires on December 31, 2010. The agreement for the office is for a period of thirteen (13) months with minimum monthly payments of approximately $1,800 per month. Annual costs are approximately $25,000.

Our distribution and production offices are located at Universal City Plaza, NBC Universal Building, 20th Floor, Universal City, CA 91608. The space is leased on an annual basis. The current lease expires on October 31, 2010.  Annual costs are approximately $72,000.

Our international distribution and production office is located at 81 Oxford Street, London, England. The space is leased on an annual basis. The current lease expires on October 31, 2010. Annual costs are approximately $3,000.

Prior Leases:

The Atwell Group had an office usage agreement with the Company to provide office space. During the year ended December 31, 2008, the Company paid $72,000 under this agreement which is included in rent expense.  This agreement was for a period of two years with monthly payments ranging from $6,000 to $6,108. In January 2009, the Company moved to a smaller office.  The Company has accrued rent expense for $83,000 for obligations due under the lease agreement.   In 2010, the Company entered into a settlement agreement with the property owner to begin making initial monthly payments of $1,000 per month for a period of six months and then gradually increasing thereafter until the obligations due under the lease are paid.

9.  STOCKHOLDERS’ DEFICIT

Stock Option Plan

In October 2009, the Company established the 2009 Stock Option/Stock Issuance Plan. Under the plan the Company may issue up to 3,000,000,000 shares or options to purchase shares of the Company’s common stock to employees and consultants. As of December 31, 2009, there were a total of 650,000,000 shares issued under the plan, with 2,350,000,000 shares remaining issuable.

Authorized Shares

On May 6, 2008, the Company’s board of directors increased the authorized shares of common and preferred stock to 500,000,000.

On December 4, 2008, the Company’s board of directors increased the authorized shares of common and preferred stock to 850,000,000.

On December 23, 2008, the Company’s board of directors increased the authorized shares of common and preferred stock to 3,000,000,000.

On February 20, 2009, the Company’s board of directors increased the authorized shares of common and preferred stock to 6,000,000,000.

On March 26, 2009, the Company’s board of directors increased the authorized shares of common and preferred stock to 10,000,000,000.

On June 5, 2009, the Company’s board of directors increased the authorized shares of common and preferred stock to 20,000,000,000

Reverse Stock Split

On June 16, 2009, the Board of Directors approved a 700-for-1 reverse stock split of all of our outstanding Common Stock. All references to our Common Stock in the balance of this report have been restated to reflect the reverse stock split.

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

Common Stock Held in Treasury

On September 1, 2009, the Company set aside 100,000,000 shares for future funding and other corporate transactions in order to meet current and contemplated terms and conditions of consulting and funding agreements to be held in reserve. As of December 31, 2009, 100,000,000 are still held in reserve and are reflected as issued but not outstanding.

Common Stock Issued for Related Party Services 2009

Common Stock for Related Party Services

Services	Issue Date	Issue Price	Shares	Issued Amount

Robert Atwell	9/25/2009	0.0009	50,000,000	45,000
George Jackson	9/25/2009	0.0009	20,000,000	18,000
Robert Atwell	12/4/2009	0.0004	200,000,000	80,000
George Jackson	12/4/2009	0.0004	200,000,000	80,000

Totals			470,000,000	223,000

Common Stock Issued for Related Party Services 2008

On August 13, 2008, the Company issued George Jackson, our CFO, 285 Shares at $35 per share for administrative and executive services rendered to the Company.

On August 13, 2008, the Company issued The Atwell Group 400 Shares at $35 per Share for s administrative and executive services and other consideration provided by Robert Atwell, our CEO.

On August 13, 2008, the Company issued The Corporate Solution, Inc. 142 Shares at $21 per Share for administrative and executive services and other consideration provided to the Company. The Corporate Solution is owned by Robert Atwell, our CEO.

On September 18, 2008, the Company issued Robert Atwell 2,857 shares at $2.10 per share for administrative and executive services rendered to the Company and other consideration.

9.  STOCKHOLDERS’ DEFICIT - continued

On September 18, 2008, the Company issued George Jackson 428 shares at $2.10 per share for administrative and executive services rendered to the Company and other consideration.

On September 19, 2008, the Company issued Robert Atwell 7,142 shares at $1.40 per share for administrative and executive services rendered to the Company and other consideration.

On September 19, 2008, the Company issued George Jackson 1,428 shares at $1.40 per share for administrative and executive services rendered to the Company and other consideration.

On September 26, 2008, the Company issued George Jackson 2,857 shares at $1.54 per share for administrative and executive services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Robert Atwell a total of 45,454 shares at $1.54 per share for administrative and executive services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Tamara Atwell 3,246 shares at $1.54 per share for administrative services rendered to the Company and other consideration.

On October 9, 2008, the Company authorized the issuance of 50,000 Shares at $0.28 per share to Robert Atwell for administrative and executive services rendered to the Company and other consideration.

On November 10, 2008, the Company authorized the issuance of 7,142 Shares at $1.26 per share to Tamara Atwell for administrative services rendered to the Company and other consideration.

On November 21, 2008, the Company authorized the issuance of 35,714 Shares at $0.28 per share to Tamara Atwell for administrative services rendered to the Company and other consideration.

On November 21, 2008, the Company authorized the issuance of 35,714 Shares at $0.28 per share to George Jackson for administrative and executive services rendered to the Company and other consideration.

On November 21, 2008, the Company authorized the issuance of 35,714 Shares at $0.28 per share to Robert Atwell for administrative and executive services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 42,857 Shares at $0.14 per share to George Jackson for administrative and executive services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 500,000 Shares at $0.14 per share to Robert Atwell for administrative and executive services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 71,428 shares at $0.14 per share to Tamara Atwell for administrative services rendered to the Company and other consideration.

Common Stock Issued for Wrap-Around Debt Agreements in 2009

During 2008 and through October 5, 2009, the Company’s CEO and CFO assigned portions of the debt amounts due to them to third parties (“Wrap-Around Agreement”).  The Company decided to terminate these types of agreements on September 23, 2009, with the final contract being completed on October 5, 2009. Under the terms of the Wrap-Around Agreement the notes incurred interest at 15% per annum and generally had a maturity date of one year from the transaction. In addition, at the holder’s option, at any time after the issuance of the note, to convert all or any lesser portion of the Outstanding Principal Amount and accrued but unpaid Interest into common voting stock at the price of 50 % discount of the average three deep bid on the day of conversion.  Generally, the notes were converted on the date of purchase or shortly thereafter. In connection with these transactions the Company recorded the excess value of the Common Stock issued over the note relieved as interest expense. The fair value of the Common Stock was determined based upon the closing market price of the Company’s Common Stock on the date of conversion. The following is a summary of Wrap-Around Agreement conversions:

9.  STOCKHOLDERS’ DEFICIT - continued

					Amount
Debt Wrap	Issue Date	Issued Price	Shares	Bid Close	Paid	Issued amt	Int exp

Hope Capital	1/6/2009	$ 0.0385	142,857	$ 0.1400	$ 5,500	$ 29,955	$ 24,455
Watson	1/6/2009	$ 0.0350	428,571	$ 0.1400	$ 15,000	$ 60,000	$ 45,000
Watson	1/15/2009	$ 0.0315	157,143	$ 0.1400	$ 5,000	$ 22,000	$ 17,000
TJM	1/28/2009	$ 0.0385	649,351	$ 0.0700	$ 23,300	$ 45,455	$ 22,155
Acacia	2/11/2009	$ 0.0350	142,857	$ 0.0700	$ 5,000	$ 10,000	$ 5,000
Hope Capital	2/23/2009	$ 0.0490	364,286	$ 0.1400	$ 18,000	$ 51,000	$ 33,000
TJM	2/23/2009	$ 0.0385	649,351	$ 0.1400	$ 23,300	$ 90,909	$ 67,609
Primary	2/24/2009	$ 0.0350	142,857	$ 0.1400	$ 5,000	$ 20,000	$ 15,000
Hope Capital	2/26/2009	$ 0.0350	428,571	$ 0.1400	$ 15,000	$ 60,000	$ 45,000
TJM	2/26/2009	$ 0.0385	649,351	$ 0.1400	$ 23,300	$ 90,909	$ 67,609
Watson	2/26/2009	$ 0.0315	157,143	$ 0.1400	$ 5,000	$ 22,000	$ 17,000
Primary	3/11/2009	$ 0.0350	142,857	$ 0.0700	$ 5,000	$ 10,000	$ 5,000
TJM	3/16/2009	$ 0.0385	649,351	$ 0.0700	$ 23,300	$ 45,455	$ 22,155
Watson	3/24/2009	$ 0.0350	357,143	$ 0.0700	$ 12,500	$ 25,000	$ 12,500
Hope Capital	3/27/2009	$ 0.0350	428,571	$ 0.0700	$ 15,000	$ 60,000	$ 45,000
Watson	3/27/2009	$ 0.0350	285,714	$ 0.0700	$ 10,000	$ 20,000	$ 10,000
Watson	3/31/2009	$ 0.0350	214,286	$ 0.0700	$ 7,500	$ 15,000	$ 7,500
TJM	4/2/2009	$ 0.0385	649,351	$ 0.0700	$ 23,300	$ 45,455	$ 22,155
Watson	3/19/2009	$ 0.03500	285,714	$ 0.0700	$ 10,000	$ 20,000	$ 10,000
TJM	3/24/2009	$ 0.03850	649,351	$ 0.0700	$ 23,300	$ 45,455	$ 22,155
Hope	3/2/2009	$ 0.03500	428,571	$ 0.0700	$ 6,666	$ 10,985	$ 2,191
TJM	5/6/2009	$ 0.0385	649,351	$ 0.0700	$ 23,300	$ 45,455	$ 22,155
Acacia	7/14/2009	$ 0.0043	7,500,000	$ 0.0111	$ 41,625	$ 83,250	$ 41,625
Watson	7/15/2009	$ 0.0042	1,200,000	$ 0.0150	$ 5,040	$ 18,000	$ 12,960
TJM	7/20/2009	$ 0.0020	11,250,000	$ 0.0120	$ 22,500	$ 135,000	$ 112,500
Watson	7/23/2009	$ 0.0040	1,250,000	$ 0.0130	$ 5,000	$ 16,250	$ 11,250
TJM	7/28/2009	$ 0.0020	11,250,000	$ 0.0130	$ 22,500	$ 146,500	$ 124,000
Watson	7/28/2009	$ 0.0030	1,666,667	$ 0.0130	$ 5,000	$ 21,667	$ 16,667
K&L	8/3/2009	$ 0.0025	8,000,000	$ 0.0047	$ 20,000	$ 37,600	$ 17,600
Watson	8/4/2009	$ 0.0020	5,000,000	$ 0.0045	$ 10,000	$ 22,500	$ 12,500
Acacia	8/7/2009	$ 0.0011	8,500,000	$ 0.0035	$ 14,450	$ 29,750	$ 15,300
TJM	8/7/2009	$ 0.0013	16,000,000	$ 0.0035	$ 20,000	$ 56,000	$ 36,000
Watson	8/10/2009	$ 0.0015	6,666,667	$ 0.0022	$ 10,000	$ 14,667	$ 4,667
Acacia	8/13/2009	$ 0.0027	8,500,000	$ 0.0078	$ 29,750	$ 66,300	$ 36,550
TJM	8/13/2009	$ 0.0013	16,000,000	$ 0.0078	$ 20,000	$ 124,000	$ 104,000
Watson	8/14/2009	$ 0.0020	5,000,000	$ 0.0089	$ 10,000	$ 44,500	$ 34,500
K&L	8/18/2009	$ 0.0015	13,000,000	$ 0.0039	$ 19,500	$ 50,700	$ 31,200
TJM	8/18/2009	$ 0.0015	16,666,666	$ 0.0039	$ 25,000	$ 65,000	$ 40,000
Acacia	8/19/2009	$ 0.0014	10,000,000	$ 0.0034	$ 23,000	$ 34,000	$ 11,000
Watson	8/20/2009	$ 0.0015	6,444,447	$ 0.0038	$ 9,667	$ 24,489	$ 14,822
Watson	8/20/2009	$ 0.0015	3,555,553	$ 0.0038	$ 5,333	$ 13,511	$ 8,178
TJM	8/25/2009	$ 0.0015	16,666,666	$ 0.0026	$ 25,000	$ 43,333	$ 18,333
K&L	8/28/2009	$ 0.0010	20,000,000	$ 0.0021	$ 25,000	$ 50,000	$ 25,000
TJM	8/31/2009	$ 0.0011	22,727,272	$ 0.0022	$ 25,000	$ 50,000	$ 25,000
Watson	9/1/2009	$ 0.0008	50,000,000	$ 0.0019	$ 37,500	$ 95,000	$ 57,500
K&L	9/2/2009	$ 0.0008	25,000,000	$ 0.0017	$ 20,000	$ 42,500	$ 22,500
K&L	9/8/2009	$ 0.0007	28,571,429	$ 0.0016	$ 25,000	$ 50,000	$ 25,000
TJM	9/8/2009	$ 0.0008	31,250,000	$ 0.0016	$ 25,000	$ 50,000	$ 25,000
TJM	9/10/2009	$ 0.0010	25,000,000	$ 0.0017	$ 25,000	$ 42,500	$ 17,500
Mazuma	9/11/2009	$ 0.0008	60,000,000	$ 0.0016	$ 45,000	$ 96,000	$ 51,000
TJM	9/14/2009	$ 0.0010	50,000,000	$ 0.0018	$ 50,000	$ 90,000	$ 40,000
TJM	9/21/2009	$ 0.0010	50,000,000	$ 0.0015	$ 50,000	$ 75,000	$ 25,000
Epic	9/24/2009	$ 0.0006	54,500,000	$ 0.0011	$ 29,975	$ 59,500	$ 29,525
TJM	9/29/2009	$ 0.0006	72,727,272	$ 0.0010	$ 40,000	$ 65,455	$ 25,455
TJM	10/5/2009	$ 0.0003	121,212,121	$ 0.0008	$ 40,000	$ 96,970	$ 56,970

2009 Totals			793,757,358		$ 1,084,106	$ 2,752,847	$ 1,668,741

9.  STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued for Wrap-Around Debt Agreements in 2008

The following is a summary of Wrap-Around Agreement conversions during 2008:

September 12, 2008, the Company issued K & L Enterprises 2,857 shares at $8.40 per share in satisfaction of notes of $10,000 in accordance with the terms and conditions of the Wrap-Around Agreement between K &L and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $24,000 over the note relieved of $14,000 as interest expense.

On November 14, 2008, the Company issued Hope Capital 25,714 shares at $0.21 per share in satisfaction of notes of $6,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated October 1, 2008. In connection with this conversion, the Company recorded the excess of fair value of $12,600 over the note relieved of $6,600 as interest expense.

On November 18, 2008, the Company issued Hope Capital 28,571 shares at $0.21 per share in satisfaction of notes of $7,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated November 13, 2008. In connection with this conversion, the Company recorded the excess of fair value of $16,000 over the note relieved of $9,000 as interest expense.

On November 19, 2008, the Company issued K & L International Enterprises 31,429 shares at $0.05 per share in satisfaction of notes of $1,500 in accordance with the terms and conditions of the Wrap-Around Agreement between K & L International Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $15,400 over the note relieved of $13,900 as interest expense.

On November 25, 2008, the Company issued K & L International Enterprises 48,571 shares at $0.28 per share in satisfaction of notes of $1,500 in accordance with the terms and conditions of the Wrap-Around Agreement between K & L International Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $13,600 over the note relieved of $12,100 as interest expense.

On November 25, 2008, the Company issued Hope Capital 48,571 shares at $0.05 per share in satisfaction of notes of $2,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated November 19, 2008. In connection with this conversion, the Company recorded the excess of fair value of $13,600 over the note relieved of $11,100 as interest expense.

 On December 2, 2008, the Company issued K & L Enterprises 57,143 shares at $0.07 per share in satisfaction of notes of $2,000 in accordance with the terms and conditions of the Wrap-Around Agreement between K & L International Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $16,000 over the note relieved of $12,000 as interest expense.

On December 3, 2008, the Company issued Hope Capital 35,714 shares at $0.06 per share in satisfaction of notes of $2,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated November 19, 2008. In connection with this conversion, the Company recorded the excess of fair value of $10,000 over the note relieved of $3,000 as interest expense.

On December 8, 2008, the Company issued K & L Enterprises 71,429 shares at $0.11 per share in satisfaction of notes of $7,500 in accordance with the terms and conditions of the Wrap-Around Agreement between K & L International Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $12,500 as interest expense.

On December 8, 2008, the Company issued Hope Capital 71,429 shares at $0.09 per share in satisfaction of notes of $6,250 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated November 19, 2008. In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $13,750 as interest expense.

On December 17, 2008, the Company issued Hope Capital 85,715 shares at $0.08 per share in satisfaction of notes of $7,000 in accordance with the terms and conditions of the Wrap-Around Agreement between Hope Capital and the Company dated November 19, 2008. In connection with this conversion, the Company recorded the excess of fair value of $12,000 over the note relieved of $5,000 as interest expense.

On December 17, 2008, the Company issued K & L International Enterprises 7,143 shares at $0.07 per share in satisfaction of notes of $500 in accordance with the terms and conditions of the Wrap-Around Agreement between K & L International Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $1,000 over the note relieved of $500 as interest expense.

On December 18, 2008, the Company issued Watson Investment Enterprises 71,429 shares at $0.035 per share in satisfaction of notes of $2,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $10,000 over the note relieved of $7,500 as interest expense.

9.  STOCKHOLDERS’ DEFICIT - continued

On December 18, 2008, the Company issued Watson Investment Enterprises 71,429 shares at $0.035 per share in satisfaction of notes of $2,500 in accordance with the terms and conditions of the Wrap-Around Agreement between Watson Investment Enterprises and the Company dated August 28, 2008. In connection with this conversion, the Company recorded the excess of fair value of $10,000 over the note relieved of $7,500 as interest expense.

On December 29, 2008, the Company issued Watson Investment Enterprises 142,857 shares at $0.035 per share in satisfaction of notes of $5,000 in accordance with the terms and conditions of the Wrap-Around Agreement. In connection with this conversion, the Company recorded the excess of fair value of $20,000 over the note relieved of $15,000 as interest expense.

Common Stock Issued for Wrap-Around Agreements Not Completed 2008

On October 1, 2008, the Company issued Tania Babeshoff 10,000 shares at $1.40 per share in connection with a Wrap-Around Agreement. However, no proceeds were received by the Company or Robert Atwell. The Company expensed the fair value of the Common Stock issued immediately.

On October 2, 2008, the Company issued ATG, Inc. 10,0000 shares at $2.80 per share in connection with a Wrap-Around Agreement. However, no proceeds were received by the Company or Robert Atwell. The Company expensed the fair value of the Common Stock issued immediately.

On October 2, 2008, the Company issued Ongkaruck Sripetch 10,000 shares at $2.80 per share in connection with a Wrap-Around Agreement. However, no proceeds were received by the Company or Robert Atwell. The Company expensed the fair value of the Common Stock issued immediately.

On November 7, 2008, the Company issued AlphaTrade.com 12,500 shares at $1.40 per share in connection with a Wrap-Around Agreement. However, no proceeds were received by the Company or Robert Atwell. The Company expensed the fair value of the Common Stock issued immediately.

9.  STOCKHOLDERS’ DEFICIT - continued

Common Stock Issued for Services 2009

Services	Issue Date	Issued Price	Shares	Issued amt	Type

Phillip Parsons	1/23/2009	$ 0.0700	71,429	$ 5,000	Business Services
Phil Scott	3/27/2009	$ 0.0700	71,429	$ 5,000	Valuation Services
Phil Scott	4/6/2009	$ 0.0700	71,429	$ 5,000	Valuation Services
New Media Advisors	4/6/2009	$ 0.0700	71,429	$ 5,000	Business Consulting
Phil Scott	5/9/2009	$ 0.0700	71,429	$ 5,000	Valuation Services
H K Dyal	6/4/2009	$ 0.0700	57,143	$ 4,000	Production Consulting
Rodger Spainhower	6/17/2009	$ 0.0700	71,429	$ 5,000	Edgar Services
Phil Scott	6/17/2009	$ 0.0700	71,429	$ 5,000	Valuation Services
Falcon Financial	7/12/2009	$ 0.0015	1,050,000	$ 1,575	Business Consulting
Rodger Spainhower	7/15/2009	$ 0.0150	500,000	$ 7,500	Edgar Services
Phillip Parsons	7/16/2009	$ 0.0150	1,000,000	$ 15,000	Business Services
Complete Advisory Partners	8/12/2009	$ 0.0015	7,000,000	$ 10,500	Business Consulting
Mark Petroff	8/19/2009	$ 0.0034	10,000,000	$ 34,000	Business Consulting
Jamie Thompson	9/1/2009	$ 0.0019	25,000,000	$ 47,500	Distribution Services
Ted Baer	9/11/2009	$ 0.0016	10,000,000	$ 16,000	Legal Services
Bastien Living Trust	9/11/2009	$ 0.0016	10,000,000	$ 16,000	Studio Services
Rodger Spainhower	9/11/2009	$ 0.0016	10,000,000	$ 16,000	Edgar Services
HAL Nominees Ltd	9/14/2009	$ 0.0018	30,000,000	$ 54,000	Legal Services
H K Dyal	9/25/2009	$ 0.0009	20,000,000	$ 18,000	Production Consulting
Patrick Winn	9/25/2009	$ 0.0009	10,000,000	$ ,000	Administrative Services
Phil Scott	9/28/2009	$ 0.0009	10,000,000	$ ,000	Valuation Services
H K Dyal	9/29/2009	$ 0.0011	9,543	$ 10	Production Consulting
Mark Petroff	9/29/2009	$ 0.0011	10,000,000	$ 11,000	Business Consulting
Robert Kerchner	10/12/2009	$ 0.0007	10,000,000	$ 7,000	Production Consulting
Mike Elliott	10/12/2009	$ 0.0007	10,000,000	$ 7,000	Production Consulting
Rodger Spainhower	11/9/2009	$ 0.0008	10,000,000	$ 8,000	Edgar Services
Phil Scott	11/9/2009	$ 0.0008	10,000,000	$ 8,000	Valuation Services
Adam Reznikoff	11/16/2009	$ 0.0007	10,000,000	$ 7,000	Administrative Services
Adam Reznikoff	11/25/2009	$ 0.0006	80,000,000	$ 48,000	Administrative Services
Ted Baer	11/30/2009	$ 0.0005	95,000,000	$ 47,500	Legal Services
Mark Temple	12/3/2009	$ 0.0004	60,000,000	$ 24,000	Legal Services
Patrick Winn	12/9/2009	$ 0.0004	10,000,000	$ 4,000	Administrative Services
Adam Reznikoff	12/14/2009	$ 0.0003	125,000,000	$ 37,500	Administrative Services

Total Service Issuances			575,116,689	$ 502,086

Common Stock Issued for Services 2008

On February 24, 2008, the Company issued 14 shares of common shares public relations firm for professional services rendered in connection with the Tustin Studio project.  The shares were valued at $35 per share, totaling $5,000. The shares were valued based on the closing market price of the Company’s Common Stock on the date of issuance and expensed immediately as there were no future performance requirements.

On August 13, 2008, the Company issued Scorpion Bay, LLC 132 shares at $35 per share in accordance with various agreements between the Company and Scorpion Bay in reference to the development of Camelot Studios at ATEP.

On August 27, 2008, the Company issued Jeff Brown 14 shares of its $0.70 par value Common Stock at $0.03 per share for services and other consideration in reference to the development of Camelot Studios at ATEP.

On September 5, 2008, the Company issued Patrick Winn 357 Shares at $8.40 per share for administrative services rendered to the Company.

On September 19, 2008, the Company issued Patrick Winn 357 Shares at $1.40 per share for administrative services rendered to the Company and other consideration.

On September 19, 2008, the Company issued Patrick Winn an additional 357 shares at $1.40 per share for administrative services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Chris Flannery 1,429 shares at $1.54 per share for legal services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Thomas Stepp 714 shares at $1.54 per share for legal services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Patrick Winn 714 shares at $1.54 per share for administrative services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Joe Petrucelli 1,429 shares at $1.54 per share for legal services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Vince Monaco 1,429 shares at $1.54 per share for marketing and printing services rendered to the Company and other consideration.

On September 26, 2008, the Company issued Phillip Parsons 1,429 shares at $1.54 per share for craft services, transportation and security services rendered to the Company and other consideration.

 9.  STOCKHOLDERS’ DEFICIT - continued

On September 27, 2008, the Company issued Douglas Warner 2,857 shares at $1.54 per share for business development and management services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Gary Bastien 2,857 shares at $1.54 per share for architectural services rendered to the Company and other consideration.

On September 27, 2008, the Company issued John Lewis 2,857 shares at $1.54 per share for public policy services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Jeffory Smith 1,429 shares at $1.54 per share for business development services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Susan Sanchez 3,247 Shares at $1.54 per share for administrative services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Patrick Winn 3,247 Shares at $1.54 per share for administrative services rendered to the Company and other consideration.

On September 27, 2008, the Company issued Phillip Parsons 3,247 Shares at $1.54 per share for craft service, transportation and security services rendered to the Company and other consideration.

On October 14, 2008, the Company authorized the issuance of 2,857 shares at $0.28 per share to Rodger Spainhower for Edgar services rendered to the Company and other consideration.

On November 10, 2008, the Company authorized the issuance of 7,143 shares at $1.26 per share to Phillip Parsons for craft service, transportation and security services rendered to the Company and other consideration.

On November 10, 2008, the Company authorized the issuance of 3,571 shares at $1.26 per share to Patrick Winn for administrative services rendered to the Company and other consideration.

On November 19, 2008, the Company authorized the issuance of 7,143 shares at $0.49 per share to Phil Scott for accounting services rendered to the Company and other consideration.

On November 21, 2008, the Company authorized the issuance of 35,714 shares at $0.28 per share to Phillip Parsons for craft service, transportation and security services rendered to the Company and other consideration.

On December 2, 2008, the Company authorized the issuance of 7,143 shares at $0.28 per share to Phil Scott for accounting services rendered to the Company and other consideration.

On December 31, 2008, the Company issued Douglas Warner 28,571 shares at $0.14 per share for business development and management services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 71,429 shares at $0.14 per share to Phillip Parsons for craft service, transportation and security services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 14,286 Shares at $0.14 per share to Phil Scott for accounting services rendered to the Company and other consideration.

On December 31, 2008, the Company authorized the issuance of 71,429 Shares at $0.14 per share to Rodger Spainhower for Edgar services rendered to the Company and other consideration.

On December 31, 2008, the Company issued Vince Monaco 71,429 Shares at $0.14 per share for marketing and printing services rendered to the Company and other consideration.

On December 31, 2008, the Company issued Chris Flannery 71,429 Shares at $0.14 per share for legal services rendered to the Company and other consideration.

10. SUBSEQUENT EVENTS

Escrow Shares

On March 12, 2010, the Company set aside 250,000,000 shares for future funding and other corporate transactions in order to meet current and contemplated terms and conditions of consulting and funding agreements to be held in reserve. As of April 15, 2010, 350,000,000 are still held in reserve by the Company.

Related Party Common Stock Issuances for Services

On January 4, 2010, the Company authorized the issuance of 500,000 shares of common stock at $0.0001 per share to George Jackson in the amount of $50 for services rendered to the Company and other consideration.

On January 26, 2010, the Company authorized the issuance of 200,000,000 shares of common stock at $0.0003 per share to Tamara Atwell in the amount of $60,000 for services rendered to the Company and other consideration.

NIR Convertible Notes Payable Conversions

In March 2010, NIR loaned the Company an additional $75,000 under similar terms disclosed in Note 4. The Company will record a derivative liability in connection with this note.

From January 2 through April 9, 2010, the holders of convertible notes converted $70,247 resulting in the issuance of 1,366,917,300 shares of common stock.

JMJ Convertible Notes Payable Conversions

Through April 2010, JMJ loaned the Company an additional $75,000 under similar terms disclosed in Note 4. The Company will record a derivative liability in connection with this note.

From March 1 through April 9, 2010, the holders of the convertible notes converted $32,950 resulting in the issuance of 659,000,000 shares of common stock.

Common Shares Issued for Services

On January 5, 2010 the Company authorized the issuance of 125,000,000 shares at $0.0001 per share to Adam Reznikoff in the amount of $12,500 for consulting services rendered to the Company and other consideration.

On January 26, 2010, the Company authorized the issuance of 60,000,000 shares at $0.0003 per share to Jonathon Russo in the amount of $18,000 for business consulting services rendered to the Company and other consideration.

On January 26, 2010, the Company authorized the issuance of 200,000,000 shares at $0.0003 per share to Ted Baer in the amount of $60,000 for legal services rendered to the Company and other consideration.

On February 1, 2010, the Company issued Adam Reznikoff 125,000,000 shares at $0.0001 per share in the amount of $12,500 for business development and consulting services rendered to the Company and other consideration.

On February 2, 2010, the Company authorized the issuance of 100,000,000 shares at $0.0001 per share to Peter Jarowey III in the amount of $10,000 for administrative and consulting services rendered to the Company and other consideration.

On February 2, 2010, the Company authorized the issuance of 100,000,000 shares at $0.0001 per share to Jessica Kelly in the amount of $10,000 for administrative and consulting services rendered to the Company and other consideration.

On February 2, 2010, the Company authorized the issuance of 100,000,000 shares at $0.0001 per share to Jeffrey Giles in the amount of $10,000 for administrative and consulting services rendered to the Company and other consideration.

On February 2, 2010, the Company authorized the issuance of 100,000,000 shares at $0.0001 per share to Jamie Thompson in the amount of $10,000 for administrative and consulting services rendered to the Company and other consideration.

On February 18, 2010, the Company issued Adam Reznikoff 125,000,000 shares at $0.0002 per share in the amount of $25,000 for business development and consulting services rendered to the Company and other consideration.

On March 12, 2010, the Company authorized the issuance of 100,000,000 shares at $0.0001 per share in the amount of $10,000 to Ted Baer for Legal services rendered to the Company and other consideration.

On March 12, 2010, the Company authorized the issuance of 100,000,000 shares at $0.0001 per share to Ted Baer in the amount of $10,000 for Legal services rendered to the Company and other consideration.

On March 12, 2010, the Company authorized the issuance of 100,000,000 shares at $0.0001 per share to Peter Jarowey II in the amount of $10,000 for Business and financing services rendered to the Company and other consideration.

On March 12, 2010, the Company authorized the issuance of 100,000,000 shares at $0.0001 per share to Peter Jarowey II in the amount of $10,000 for business and financing services rendered to the Company and other consideration.

10. SUBSEQUENT EVENTS - continued

On March 15, 2010, the Company authorized the issuance of 300,000,000 shares at $0.0001 per share to David Loewenstein in the amount of $30,000 for business and financing services rendered to the Company and other consideration.

On March 17, 2010, the Company issued Adam Reznikoff 150,000,000 shares at $0.0001 per share in the amount of $15,000 for business development and consulting services rendered to the Company and other consideration.

Preferred Stock Issued for Services

On February 18, 2010, the Company issued George Jackson 1,000,000 shares of Class A Preferred stock at $0.0001 per share for administrative and executive services and other consideration rendered to the Company.

On February 18, 2010 the Company issued George Jackson 1,000,000 shares of Class B Preferred stock at $0.0001 per share for administrative and executive services and other consideration rendered to the Company.

On February 18, 2010 the Company issued Robert Atwell 3,000,000 shares of Class A Preferred stock at $0.0001 per share for administrative and executive services and other consideration rendered to the Company.

On February 18, 2010, the Company issued Bob Atwell 18,147,511 shares of Class B Preferred stock at $0.0001 per share for administrative and executive services and other consideration rendered to the Company.

Employment Contracts and Guarantees

On January 6, 2010, the Board of Directors authorized the Company to amend the employment contracts with Robert P. Atwell, Chairman, President and CEO, and George Jackson, Secretary and Chief Financial Officer in accordance with contingencies placed upon the agreements by the Board of Directors, including a “triggering event” which is expected to occur during the first quarter of 2010. These contracts are now expected to be finalized during the second quarter of 2010. The board authorized certain components of those contracts contingent upon the Company raising in excess of $1,000,000 in gross proceeds known as a “Triggering Event”. That requirement is expected to be meant during the first quarter of 2010. The components are as follows:

For the employment contract with Robert P. Atwell, the Company will enter into a formal employment agreement with Atwell no later than June 30, 2010. Further, that the employment agreement shall provide all of the basic terms and conditions contained in other similar employment agreements entered into by chairmen, presidents and/or chief executive officers of publicly traded motion picture production and distribution companies, including, but limited to, base salary, bonuses, stock and warrant and/or option issuances, expense provisions, health, dental and eye care insurance, E & O insurance, D & O insurance, key man insurance, life insurance, auto insurance, travel allowance, auto allowance, memberships and subscriptions, continuing education, professional legal and accounting services and other customary inclusions. In addition, the employment agreement shall provide Atwell with a bonus of $500,000 as additional consideration for his services and funding to the Company once the Company has received financing commitments of $1,000,000 or more (“Triggering Event”). Also, the employment agreement shall contain clauses protecting Atwell in the event of a change in control, including, but not limited to, an acquisition and/or merger involving the Company, in part by including contract termination language which will provide Atwell with compensation for a period of no less than ten (10) years following any termination, whether for cause or not and that the base salary shall be set at no less than the current salary allocated for Atwell as shown in the Company’s 10-K annual report for 2009.

For the employment agreement with George Jackson, the Company will enter into a formal employment agreement with Jackson no later than June 30, 2010 and that the employment agreement shall provide all of the basic terms and conditions contained in other similar employment agreements entered into by chief executive financial officers of publicly traded motion picture production and distribution companies, including, but limited to, base salary, bonuses, stock and warrant and/or option issuances, expense provisions, health, dental and eye care insurance, E & O insurance, D & O insurance, key man insurance, life insurance, auto insurance, travel allowance, auto allowance, memberships and subscriptions, continuing education, professional legal and accounting services and other customary inclusions.. Further, the employment agreement shall provide Jackson with a bonus of $200,000 as consideration for his services to the Company once the Company has received financing commitments of $1,000,000 or more (“Triggering Event”). Also, the Employment Agreement shall contain clauses protecting Jackson in the event of a change in control, including, but not limited to, an acquisition and/or merger involving the Company, in part by including contract termination language which will provide Jackson with compensation for a period of no less than ten (10) years following any termination, whether for cause or not and that the base salary shall be set at no less than the current salary allocated for Jackson as shown in the Company’s 10K annual report for 2009.

On January 6, 2010, we renewed an agreement with TAG (which assumed the original agreement from Eagle Consulting Group entered into on March 28, 2003), to continue to provide operational funding for the Company as needed during 2010 and beyond. In exchange for twenty percent (20%) of the Company’s outstanding Common Stock on a non-dilutive, continuing basis until the Company could secure permanent additional financing from another source, TAG has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees. On February 18, 2010, the Company authorized the issuance of 925,868,072 shares at $0.0001 per share in the amount of $92,586 to The Atwell Group in connection with the agreement. In addition, the Company shall provide TAG with a bonus of $500,000 as additional consideration for TAG’s original funding of the Company and its predecessor and first subsidiary, Camelot Films, Inc. prior to March 19, 2003, with such bonus only occurring once the Company has received financing commitments of $1,000,000 or more (“Triggering Event”).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-K, dated April 20, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.
(Registrant)

/s/Robert P. Atwell	/s/ George Jackson
Robert P. Atwell	George Jackson
Chief Executive Officer	Chief Financial Officer

 S-1