Form 10-Q
period 2010-03-31
Camelot Entertainment Group, Inc.
filed 2010-05-17
CIK 1115818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

As of May 10, 2010, the Registrant had outstanding 11,215,116,075 shares of Common Stock, and 50,543,032 shares of Preferred Stock, Class A, B, C, D, E and F.

CAMELOT ENTERTAINMENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Camelot Entertainment Group, Inc.
Balance Sheets
(unaudited)

ASSETS	As of	As of
	March 31,	December 31,
	2010	2009

Current Assets:
Cash	$22,428	$56,320
Prepaid expenses	33,278	53,345
Total Current Assets	55,706	109,665

Property and equipment, net of accumulated depreciation $300 and $0, respectively	3,778	-
Other assets - script costs	41,644	37,350
Total Assets	$101,128	$147,015

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$813,252	$529,759
Accrued expenses to related parties	646,862	627,584
Secured convertible notes payable, net of discount of $171,351 and $166,954, respectively	306,663	364,504
Derivative liability - conversion feature	160,053	121,828
Total Current Liabilities	1,926,830	1,643,675

Long Term Liabilities:
Derivative liability - Preferred Stock Series A, B, and C	16,933	21,620
Secured convertible notes payable - net of discount $446,346 and $409,486, respectively	364,847	309,657
Derivative liability - conversion feature	874,649	512,198
Total Long Term Liabilities	1,256,429	843,475

Total Liabilities	3,183,259	2,487,150

Series A, B, C Convertible Preferred Stock	93,493	56,505
par value $0.0001 per share, 100,000,000 shares authorized: 14,147,510, 29,144,022 and 7,151,500 shares issued and outstanding as of March 31, 2010
par value $0.0001 per share, 100,000,000 shares authorized: 10,147,510, 9,896,510 and 7,151,500 shares issued and outstanding as of December 31, 2009

Stockholders' Deficit
Common Stock; Par Value $0.0001 Per Share; Authorized
19,900,000,000 Shares; 8,150,073,775 Shares
Issued and 7,800,073,775 Outstanding as of March 31, 2010	780,008	296,133
Authorized 19,900,000,000 shares; 3,061,330,703 issued and
2,961,330,703 shares outstanding as of December 31, 2009
Additional paid-in capital	18,406,133	18,272,050
Accumulated deficit	(22,361,765)	(20,964,823)
Total Stockholders' Deficit	(3,175,624)	(2,396,640)

Total Liabilities and Stockholders' Deficit	$101,128	$147,015

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc.
Statements of Operations
(unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009

Revenue	$34,077	$-
Costs of revenues	55,149	-
Gross loss	(21,072)	-

Operating expenses-
General and administrative	970,424	206,132
Total operating expenses	970,424	206,132

Net operating loss	(991,496)	(206,132)

Other income (expense):
Interest expense	(78,501)	(639,030)
Loss on change in fair value of derivative liabilities	(326,945)	(73,793)
Total other income (expense)	(405,446)	(712,823)

Net loss	$(1,396,942)	$(918,955)

Basic and diluted loss per common share	$(0.00)	$(0.19)
Weighted average shares outstanding
basic and dilutive	5,018,033,711	4,936,299

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc
Statements of Cash Flows
(unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,396,942)	$(918,955)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,121	-
Amortization of debt discount	46,939	129,507
Loss on change in fair value of derivative liabilities	326,845	73,793
Common stock issued for interest expenses	-	498,432
Common stock issued per anti-dilution agreement	185,174	-
Common stock issued for services	263,000	12,809
Common stock issued for related party services	60,000	-
Preferred stock issued to related parties	41,495	-
Change in assets and liabilities:
Other current assets	20,068	1,733
Accounts payable and accrued liabilities	283,324	9,794
Accrued liabilities due to related parties	28,017	142,500
Cash used in operating activities	(140,959)	(50,387)

Cash flows from investing activities:
Purchase of property and equipment	(4,078)	-
Purchase of other assets	(5,115)	(2,500)
Cash used in investing activities	(9,193)	(2,500)

Cash flows from financing activities:
Proceeds from convertible notes payable	125,000	-
Advances from affiliate / shareholders loans	44,460	139,768
Payments on affiliate / shareholder loans	(53,200)	(46,900)
Cash used in financing activities	116,260	92,868

Increase (decrease) in cash	(33,892)	39,981

Cash at beginning of period	56,320	175

Cash at the end of the period	$22,428	$40,156

Non-cash investing and financing transactions:
Creation of additional debt discount	$125,000	$-
Stock issued for debt conversion	$85,894	$254,514
Derivative liability relieved by conversion	$62,734	$10,025
Accrued salaries relieved with issuance of common stock	$8,740	$-

The accompanying notes are an integral part of theses financial statements.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

1.           BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Camelot Entertainment Group, Inc. (the “Company” or “Camelot”), a Delaware corporation, is in the business of developing, producing, marketing and distributing film, television, and digital media product. The Company classifies its businesses into the following three major divisions:

●
Camelot Film Group, consisting principally of feature film, television, home video, and digital media production through Camelot Films® and Camelot Features and distribution through Camelot Distribution Group and DarKnight Pictures;

●	Camelot Studio Group, consisting principally of site acquisition, design, development and operation of Camelot Studio locations domestically and internationally; and

●	Camelot Production Services Group, consisting principally of consulting, education, finance, production support and technology services.

At March 31, 2010, the Company had a total of eight employees and approximately six consultants, which provide services to the Company on an as-needed basis. The Company also retains independent contractors on a project-by-project basis.

On April 29, 2010, the Company’s Board of Directors ratified an Asset Purchase Agreement (“APA”) between Camelot Film Group, Inc. (“CFG”), a wholly owned subsidiary of the Company, and CMBG Advisors, Inc. (“CMBG”), and a Preferred Stock Purchase Agreement (“PSPA”) between the Company and Clarity Partners I, LLC (“Clarity”) (collectively the “Agreements”) whereby CFG purchased all of the assets of Liberation Entertainment, Inc. (“Liberation”), including 750 of Liberation’s 888 title film library initially, with the potential to add 138 more titles once title issues are cleared. The consideration paid, including the APA purchase price paid to CMBG and the PSPA purchase price paid to Clarity, totaled $3,900,000 and could eventually rise to $4,430,000 due to certain covenants contained within the Agreements, split between Liberation’s creditors and Clarity.  The consideration was paid in cash and in the Company’s common and preferred stock, as described in more detail below.

Pursuant to the Agreements, on April 28, 2010, CFG acquired all of the Liberation Assets, including its film library and other tangible and intangible assets, from CMBG as the Assignee for the Benefit of Creditors of Liberation and pursuant to an agreement between the Company and Clarity dated April 27, 2010 to facilitate the sale of the Liberation Assets to CFG. CFG paid $500,000 to CMBG in cash, and  $450,000 in the Company’s $0.0001 par value common stock (“Shares”) or cash due 180 days after the date that CMBG supplies a final list of Liberation creditors entitled to receive the Shares. As additional consideration for a specific asset of Liberation, on or before the one year anniversary of the Closing Date the Company will pay a minimum of $90,000 or a maximum of $120,000 in cash to CMBG. During this first year, CFG will pay CMBG a monthly fee of 20% of the first $15,000 collected by CFG in connection with a specific asset of Liberation, after deducting CFG’s actual, out-of-pocket costs incurred in connection with the specific asset.  Once CFG fully-recoups its actual out-of-pocket costs during the first year, CMBG will receive 10% of all monies CFG collects from that specific asset during the first year, up to the minimum $90,000 in additional consideration. Notwithstanding the foregoing, if CFG is unable to secure certain additional rights of the specific asset, then CFG would have to pay CMBG an additional $30,000 for a total of $120,000 in maximum additional consideration. Further, CFG paid an additional $10,000 to CMBG at the Closing as payment for potential transfer taxes.

In exchange for Clarity withdrawing its claim for approximately $19,270,000 in secured debt issued by Liberation, the Company issued $2,500,000 of its Class E Convertible Preferred Stock to Clarity. During each and every quarterly period in the three-year period following the closing date, commencing in the quarter ended June 30, 2010, Clarity shall have the right to convert shares of Class E Preferred Stock equal to $208,333 in Shares with such conversion price equal to the quarterly volume weighted average price per share of Common Stock. As further consideration, the Company will pay Clarity an additional $350,000 either in cash or in Shares in connection with a specific asset of Liberation, with the Company paying Clarity 60% of the net revenue generated by the specific asset and received by the Company during the one-year period following the closing date up to a maximum of $350,000. Further, in the event that as of April 30, 2011, the Company has not (a) closed one of the three remaining contemplated acquisitions; or (b) the Class E Convertible Preferred Stock does not have a value of $3,125,000; or (c) the Company has not completed a financing resulting in a net to the Company of at least $10,000,000, then the Company will pay Clarity up to $500,000 in maximum additional consideration.

The Company will determine the financial impact of this asset acquisition and report its determination on or before the filing of its quarterly report for the second quarter of 2010.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

1.           BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Basis of Presentation

Camelot is no longer considered to be a development stage enterprise in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) due to the commencement of their intended operations. Revenue generated during the three months ended March 31, 2010 was comprised of two customers. Consequently, Camelot has presented these financial statements in accordance with the regular guidance, January 1, 2010 to March 31, 2010. The Company has not presented the statement of stockholders’ deficit for the three months ended March 31, 2010, as the significant transactions relate to the issuance of common stock issued for services and conversions of debt which are described elsewhere in the document.

The accompanying unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules of the regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent calendar year 2009 as reported in the Company’s Form 10-K have been omitted.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue Recognition

Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”), codified into ASC 928. Revenues from feature films domestically and internationally are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, collection is reasonably assured and the right to exploit the feature film or television program has commenced. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title

Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. As of March 31, 2010, these amounts were insignificant.

Loss per Share

Loss per share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share also includes the effect of common stock equivalents outstanding during the during the period, and assumes the conversion of the Company’s Class A, B and C preferred stock and conversion of convertible notes payable for the period of time such stock and notes were outstanding, if such preferred stock and convertible notes are dilutive.

The following table sets forth the computation of the numerator and of basic and diluted loss per share for the three months ended March 31, 2010 and 2009. There were no adjustments to the denominator.

	Three Months Ended,
	March 31, 2010	March 31, 2009

Weighted average common shares outstanding
used in calculating basic loss per share	5,018,033,711	4,936,299
Effect of dilutive convertible preferred stock and notes	14,881,966,289	9,945,063,701

Weighted average common shares outstanding used in
calculating diluted loss per share	19,900,000,000	9,950,000,000

As of March 31, 2010, the Company has only 19,900,000,000 shares authorized, thus the effects of convertible preferred stock and notes into common stock are limited to the amount authorized by the Company’s stockholders.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

1.           BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

2.           GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the three months ended March 31, 2010, Camelot had only $34,077 in revenue from film distribution, and at March 31, 2010 had a negative working capital of $1,871,124. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

During the three months ended March 31, 2010, the Company funded operations with cash on hand and through the issuance of $125,000 in additional convertible notes payable. In addition, the Company began generating revenues through its distribution operations. During the second quarter the Company expects to generate additional revenues generated through its newly acquired film library, see Note 1. Additionally, the Company expects to receive additional funding in connection with the financing for that acquisition, see subsequent events for $500,000 note in connection with the acquisition of the film library. The Company currently has three additional acquisitions in various stages of negotiations, and is actively seeking funding to complete those acquisitions and provide further working capital for the Company. Further, the Company is in the process of restructuring its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and it’s Chief Executive Officer Robert Atwell.  However, especially due various factors including the current worldwide economic conditions, there can be no assurances the Company's efforts will be successful. If these current conditions persist or worsen, the Company may have to delay its planned acquisitions and capital raising efforts.

3.           CONVERTIBLE NOTES PAYABLE

NIR Funding Agreements

On February 18, 2010, the Company’s board of directors ratified an agreement entered into between the Company and New Millennium Capital Partners II, LLC and entered into a Securities Purchase Agreement.  Under the terms of the Securities Purchase Agreement, New Millennium Capital Partners II, LLC, purchased an aggregate of $75,000 in callable convertible secured notes.  The Company received the proceeds from the Agreement as follows: $25,000 in February, $25,000 in April and $25,000 May of 2010. The proceeds of the notes will be used for operating purposes.

The notes carry an interest rate of 10% and a maturity date of three years from the date of issuance.  The notes are convertible into shares of the Company’s common shares at a variable conversion price.  The variable conversion price shall be equal to the applicable percentage of 45% multiplied by the average of the lowest three trading prices for shares of the Company’s common stock during the 20 trading day period prior to conversion.

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

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

3.            CONVERTIBLE NOTES PAYABLE - continued

The investors have contractually agreed to restrict their ability to convert Notes and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

Camelot evaluated the convertible notes under current FASB standards and determined that the convertible notes contained compound embedded derivative liabilities which required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. As a result, upon issuance the Company recorded an embedded derivative liability of $29,677 with the offset as a discount to the note and a day one charge of $4,677. The discount is being amortized over the term of the note using the effective interest method.

As of March 31, 2010, the principal balance of the notes due to NIR was $822,157. As of March 31, 2010, the Company has notes due of approximately $78,000 in which have been outstanding in excess of the three year stated rates, however, the holder continues to convert the notes into shares of common stock and there have been no demands for repayment or notices of default from NIR. The Company has reflected these notes as current and is accruing interest at the stated interest rate. The Company amortized $40,135 of the discount on the convertible note payable to interest expense during the three months ended March 31, 2010.

JMJ Financial Funding Agreement

On September 3, 2009, the Company’s board of directors ratified an agreement with JMJ Financial entered into on August 18, 2009.  JMJ Financial and the Company entered into a financing agreement in which JMJ Financial would invest $3,000,000 into the Company over a period of two years through six $500,000 convertible promissory notes. The proceeds are being used for operations.

During the period from August 26, 2009 through December 31, 2009, the Company received proceeds of $400,000. During the quarter end March 31, 2010, the Company received an additional $100,000.  The Notes are secured by the Company’s common stock in which the notes convert pursuant to the Conversion Rights detailed in the Convertible Promissory Note Agreement. The notes carry an interest rate of 12% and a maturity date of three years from the date of issuance.  The Notes are convertible into our common shares at the conversion price.  The conversion price shall be 50% percent of the lowest trading price in the 20 trading days previous to any conversion.

The investors have contractually agreed to restrict their ability to convert the Notes and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

Camelot evaluated the convertible notes under current FASB standards and determined that the Convertible notes contained compound embedded derivative liabilities in which required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. As a result upon issuance the Company recorded an embedded derivative liability of $146,322 with the offset as a discount to the note and a day one charge of $46,322. The discount is being amortized over the term of the note using the effective interest method.

As of March 31, 2010, the principal balances of the notes were approximately $467,050. The Company amortized $13,718 of the discount on the convertible note payable to interest expense during the three months ended March 31, 2010.

Derivative Liabilities Related to Convertible Instruments

As of March 31, 2010, the Company estimated the fair value of the embedded conversion feature liabilities to be a total of $1,034,702 resulting in a loss on derivative liability presented in the statement of operations for the three months ended March 31, 2010 of $336,139 which includes day one charges for excess fair value.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

3.            CONVERTIBLE NOTES PAYABLE - continued

At March 31, 2010, the fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 5% of the time and the Company was not in default, the Company would trigger redemption of the note when available, alternative financing would be initially available to redeem the note and start to increase monthly by 10% of the notes to a maximum of 75% and the trading volume would increase at 1% per month.

During the three months ended March 31, 2010, NIR holders of convertible notes converted $53,444 resulting in the issuance of 1,068,875,000 shares of common stock. Upon conversion, the Company reclassified approximately $48,107 of the compound derivative to additional paid-in capital.

During the three months ended March 31, 2010, JMJ holders of convertible notes converted $32,950 resulting in the issuance of 659,000,000 shares of common stock. Upon conversion, the Company reclassified approximately $14,627 of the compound derivative to additional paid-in capital.

In the event of full conversion of the aggregate principal amount of the notes of approximately $1,298,207 as of March 31, 2010, the Company would have to issue more that the number of shares authorized 19,900,000,000 shares of common stock. However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 549,890,000 million shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes, as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

4.           RELATED PARTY TRANSACTIONS

Accrued Salaries

At March 31, 2010, the Company has total accrued wages due to its current officers of $646,862.  The amount due to officers includes: Robert Atwell, 404,662, and George Jackson, $242,200. Amounts accrued, net of payments received, during the three months ended March 31, 2010 were $88,403 and $28,700 to Robert Atwell and George Jackson and for three month ended March 31, 2009, $105,000 for Robert Atwell and $37,500 for George Jackson, respectively.

Advances from Affiliates

During the three months ended March 31, 2010, the Company received $44,460 in advances from an affiliate owned by the Chief Executive Officer.  During the three months ended March 31, 2010, the Company paid $53,200 in advances back to the Chief Executive Officer of which $8,740 offset accrued salaries due to the CEO.  The appropriate taxes were not withheld, thus, the Company accrued an additional $3,758 in estimated payroll tax liabilities. As of March 31, 2010, the Company has estimated payroll tax liabilities accrued of $226,758. At March 31, 2010, no advances were due to the CEO. All related party advances generally are due on demand and do not incur interest.

5.           PREFERRED STOCK

Derivative Valuation

At the time of issuance of the Class A, B and C Preferred stock, the Company did not have enough authorized shares on a fully diluted basis due to the conversion feature of the convertible notes, which caused the Class A, B and C Preferred stock to be tainted, and more akin to debt. In addition, management determined that the Class A, B and C Preferred contained compound embedded derivative liabilities under current FASB standards, because of the classification of these securities as liabilities. The Company determined that the compound embedded conversion features required bifurcation from the remaining Class A, B and C Preferred and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow.

As of March 31, 2010, there were 14,147,510 shares outstanding of Class A Convertible Preferred Stock. The Class A Preferred converts to four shares of common stock for every one share of Class A Preferred Stock. Each share of Class A Preferred Stock is entitled to 50 votes. Class A Preferred ranks superior to common stock and junior to Class B Preferred Stock.

As of March 31, 2010, there were 29,144,022 shares outstanding of Class B Convertible Preferred Stock. The Class B Preferred converts to ten shares of common stock for every one share of Class B Preferred Stock. Each share of Class B Preferred Stock is entitled to 1,000 votes. Class B Preferred ranks superior to all other classes of stock.

As of March 3, 2010, there were 7,151,500 shares outstanding of Class C Convertible Preferred Stock. The Class C Preferred converts to one share of common stock for every one share of Class C Preferred Stock. Each share of Class C Preferred Stock is entitled to one vote. Class C Preferred ranks superior to common stock and junior to Class A and B Preferred Stock.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

5.            PREFERRED STOCK - continued

Derivative Valuation

For issuances during the three months ended March 31, 2010, see discussion below, the fair market value of the compound embedded derivative associated with the Class A and B Preferred stock was estimated to be $5,083 and resulted in the Class A and B Preferred stock being discounted by that amount.

As of March 31, 2010, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $16,933 resulting in a gain on derivative liability presented in the statement of operations of $9,194.  At March 31, 2010, the fair market value of the conversion feature derivative related to the Class A, B and C Convertible Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

Determination of Fair Value

The fair value of the Company’s preferred stock issuances are based upon the market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All shares discussed below are valued using these assumptions.

Issuances During the First Quarter

On February 18, 2010, the Company issued George Jackson 1,000,000 shares of its $0.0001 par value Class A Convertible Preferred stock at $0.0001 per share for services and other consideration rendered with a value of $800 to the Company.

On February 18, 2010, the Company issued George Jackson 1,000,000 shares of its $0.0001 par value Class B Convertible Preferred stock at $0.0001 per share for services and other consideration rendered with a value of $2,000 to the Company.

On February 18, 2010, the Company issued Robert Atwell 3,000,000 shares of its $0.0001 par value Class A Convertible Preferred stock at $0.0001 per share for services and other consideration rendered with a value of $4,000 to the Company.

On February 18, 2010, the Company issued Robert Atwell 18,147,511 shares of its $0.0001 par value Class B Convertible Preferred stock at $0.0001 per share for services and other consideration rendered with a value of $32,295 to the Company.

See subsequent events footnote for discussion related to additional Classes of Preferred Stock.

 6.           STOCKHOLDERS’ DEFICIT

Determination of Fair Value

The fair value of the Company’s common stock issuances are based upon the closing market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All shares discussed below are valued using these assumptions.

Common Stock Issued for Services

At various times during the three months ended , March 31, 2010, the Company issued common stock for services provided to or on behalf of the Company, including craft services, transportation, security, accounting, production, edgarizing, consulting, marketing, legal architectural, administrative, valuation and management services. The following is a summary of common stock issued for services during 2010:

During the first quarter of 2010, the Company authorized the issuance of 1,985,000,000 shares between $0.0001 and $0.0003 per share to eight individuals for administrative, business, financial and legal service rendered to the Company and other consideration which resulted in compensation expense of $263,000.

Escrow Shares

On March 12, 2010, the Company set aside 250,000,000 shares for future funding and other corporate transactions in order to meet current and contemplated terms and conditions of consulting and funding agreements to be held in reserve. As of March 31, 2010, 350,000,000 shares are still held in reserve.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

6.           STOCKHOLDERS’ DEFICIT - continued

Related Party Common Stock Issuances for Services

On January 26, 2010, the Company authorized the issuance of 200,000,000 shares of common stock at $0.0003 per share to Tamara Atwell in the amount of $60,000 for services rendered to the Company and other consideration.

Employment Contracts and Guarantees

On January 6, 2010, the Board of Directors authorized the Company to finalize the updated employment contracts with Robert P. Atwell, Chairman, President and CEO, and George Jackson, Secretary and Chief Financial Officer in accordance with contingencies placed upon the agreements by the Board of Directors, including a “triggering event” which occurred during the second quarter of 2010. The key components of the agreements are as follows:

For the employment contract with Robert P. Atwell, the employment agreement provides all of the basic terms and conditions contained in other similar employment agreements entered into by chairmen, presidents and/or chief executive officers of publicly traded motion picture production and distribution companies, including, but limited to, base salary, bonuses, stock and warrant and/or option issuances, expense provisions, health, dental and eye care insurance, E & O insurance, D & O insurance, key man insurance, life insurance, auto insurance, travel allowance, auto allowance, memberships and subscriptions, continuing education, professional legal and accounting services and other customary inclusions. In addition, the employment agreement shall provide Atwell with a bonus of $500,000 as additional consideration for his services and funding to the Company once the Company has received financing commitments of $1,000,000 or more (“Triggering Event”), which occurred during the second quarter of 2010, see subsequent events. Also, the employment agreement shall contain clauses protecting Atwell in the event of a change in control, including, but not limited to, an acquisition and/or merger involving the Company, in part by including contract termination language which will provide Atwell with compensation for a period of no less than ten (10) years following any termination, whether for cause or not and that the base salary shall be set at no less than the current salary allocated for Atwell as shown in the Company’s Form 10-K annual report for 2009.

For the employment agreement with George Jackson, the employment agreement provides all of the basic terms and conditions contained in other similar employment agreements entered into by chief executive financial officers of publicly traded motion picture production and distribution companies, including, but limited to, base salary, bonuses, stock and warrant and/or option issuances, expense provisions, health, dental and eye care insurance, E & O insurance, D & O insurance, key man insurance, life insurance, auto insurance, travel allowance, auto allowance, memberships and subscriptions, continuing education, professional legal and accounting services and other customary inclusions.. Further, the employment agreement shall provide Jackson with a bonus of $200,000 as consideration for his services to the Company once the Company has received financing commitments of $1,000,000 or more (“Triggering Event”), which occurred during the second quarter of 2010, see subsequent events. Also, the Employment Agreement shall contain clauses protecting Jackson in the event of a change in control, including, but not limited to, an acquisition and/or merger involving the Company, in part by including contract termination language which will provide Jackson with compensation for a period of no less than ten (10) years following any termination, whether for cause or not and that the base salary shall be set at no less than the current salary allocated for Jackson as shown in the Company’s Form 10-K annual report for 2009.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

6.           STOCKHOLDERS’ DEFICIT - continued

Agreement with The Atwell Group

On January 6, 2010, we renewed an agreement with The Atwell Group (“TAG”) (which assumed the original agreement from Eagle Consulting Group entered into on March 28, 2003), to continue to provide operational funding for the Company as needed during 2010 and beyond. In exchange for twenty percent (20%) of the Company’s outstanding Common Stock on a non-dilutive, continuing basis until the Company could secure permanent additional financing from another source for a minimum of five years, TAG has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees as necessary from time to time.  In addition, the Company shall provide TAG with a bonus of $500,000 as additional consideration for TAG’s original funding of the Company and its predecessor and first subsidiary, Camelot Films, Inc. prior to March 19, 2003, with such bonus only occurring once the Company has received financing commitments of $1,000,000 or more (“Triggering Event”), which occurred during the second quarter of 2010, see subsequent events.

On February 18, 2010, the Company authorized the issuance of 925,868,072 shares at $0.0001 per share in the amount of $185,174 to TAG in connection with the 20% anti-dilution provision in the agreement. The Company accounted for the fair value of the common stock issues as compensation expense.  At March 31, 2010, the Company calculated that approximately, 3,083,800,000 shares would need to be issued to TAG under this agreement and recorded an expense of $30,083, calculated at the stock price of $0.0001.

Stock Based Compensation Classification

During the three months ended March 31, 2010, the Company recorded all stock based compensation as general and administrative with the exception of $30,000 which was classified to cost of revenues.

7.           SUBSEQUENT EVENTS

Funds received from Convertible Note Holders

The Company received an additional $76,719 from NIR under similar terms disclosed in Note 3.

The Company received an additional $25,000 from JMJ under similar terms disclosed in Note 3.

NIR Conversions

The Company issued the various note holders approximately 1,165,000,000 shares of common stock in satisfaction at an average conversion price of $0.00004.

Shares Issued for Services

The Company issued 1,500,000,000 shares at $0.0001 per share to various individuals and entities, for services performed. Services included investor relations, public relations, and various other consulting services. The Company recorded total expense of $150,000 for the services performed.

Debt Purchase Agreements

On May 6, 2010, the Company issued Primary Finance 400,000,000 shares of common stock at $0.00004 per share in partial satisfaction of notes of $40,000 in accordance with the terms and conditions of the Debt Purchase Agreement between Primary Finance, Ted Baer and the Company. The transactions spawns from one of the Company’s consultants selling the payable that was due to him and the Company allowing the purchaser to convert those amounts into common stock at a significantly discounted price. The Company will determine the impact on their financial statements during the second quarter and expects to record a portion of interest expense in connection with the agreement.

Shares issued to be held in reserve

On April 27, 2010, the Company issued 2,000,000,000 shares at $0.0001 per share to be held in reserve in accordance with certain agreements between the Company and third parties. The shares are issued but not outstanding.

On May 6, 2010, the Company issued 250,000,000 shares at $0.0001 per share to be held in reserve in accordance with certain agreements between the Company and third parties. The shares are issued but not outstanding.

Preferred Stock Designations and Issuances

On April 28, 2010, the Company filed preferred stock designations with the State of Delaware establishing Class D, Class E and Class F Convertible Preferred Stock. The designations include 10,000,000, 5,000,000, and 5,000,000 shares of Class D, Class E and Class F Convertible Preferred Stock, respectively. The par values of each class are $0.0001, $0.0001, and $0.0001 per share for Class D, Class E, and Class F Convertible Preferred Stock.

On April 29, 2010, the Company issued Incentive Capital, LLC 100,000 shares of its $0.0001 par value Class F Convertible Preferred stock at $0.0001 per share for services and other consideration rendered with a value of $10,000 to the Company, see Liberation asset purchase below.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

7.           SUBSEQUENT EVENTS - continued

There are no shares outstanding of Class D Convertible Preferred Stock. The Class D Preferred converts to one share of common stock for every one share of Class D Preferred Stock. Each share of Class D Preferred Stock is entitled to one vote. Class D Preferred ranks superior to common stock and junior to Class A, B, C, E and F Preferred Stock.

There are no shares outstanding of Class E Convertible Preferred Stock. The Class E Preferred converts to 50 shares of common stock for every one share of Class E Preferred Stock. Each share of Class E Preferred Stock is entitled to one vote. Class E Preferred ranks superior to common stock and Class A, C, and D Preferred Stock and equal to Class B and F Preferred Stock.

There are 100,000 shares outstanding of Class F Convertible Preferred Stock. The Class F Preferred converts to 10 shares of common stock for every one share of Class F Preferred Stock. Each share of Class F Preferred Stock is entitled to one vote. Class F Preferred ranks superior to common stock and Class A, C, and D Preferred Stock and equal to Class B and E Preferred Stock.

Triggering Event

On April 30, 2010, the Board approved and ratified actions taken by the Company pursuant to certain agreements with employees and their affiliates in order for the Company to pay specific bonus consideration contained in the referenced agreements. In relation thereto, the Company had to receive financing commitments of $1,000,000 or more (“Triggering Event”). This Triggering Event occurred during the second quarter of 2010 and was ratified by the Board on April 30, 2010.

Trademark License Agreement

On April 29, 2010, the Company’s Board of Directors ratified a Trademark License Agreement (the “Agreement”) with Robert P. Atwell, the Company’s Chairman, Founder, President and Chief Executive Officer.  The Agreement provides for Camelot’s use of the Camelot Films® and related trademarks in perpetuity (the “Term”). Pursuant to the Agreement, for the rights granted to Camelot, Camelot will pay Mr. Atwell a one-time non-refundable license fee of Five Million Dollars ($5,000,000) (“License Fee”) upon Camelot having generated a minimum of $50,000,000 either in (a) gross revenues in the aggregate from inception; (b) upon Camelot receiving a minimum of $50,000,000 in funding of any type whatsoever, including, but not limited to, debt and/or equity, in the aggregate from inception; or (c) a combination of both gross revenues and funding totaling $50,000,000 (“Trademark Trigger”).  Until such time as Camelot achieves the Trademark Trigger, Camelot shall pay Mr. Atwell $1,000,000 in cash or stock at RPA’s sole option within one year following the execution of the Agreement, with said amount being applied to the License Fee. The license fee due hereunder is exclusive of any applicable taxes. Mr. Atwell will receive Royalty Payments totaling 2% based upon Adjusted Gross Revenues. In addition, the Agreement also entitles Mr. Atwell to receive Advance Royalty Payments, whereby Camelot will pay Mr. Atwell $60,000 annually as an advance and credited against any and all Royalty Payments to be paid in accordance with the Agreement. The Advance Royalty Payments will be paid to Mr. Atwell in equal payments of $15,000, made quarterly, on or before the expiration of Forty-five (45) days after the reporting close of each prior calendar quarter. The Company is currently determining the impact of this transaction.

Incentive Capital Transaction

On April 29, 2010, the Company’s Board of Directors ratified a Promissory Note Term Loan Agreement (“Note”) and related documents (collectively the “Agreements”) between Camelot Film Group, Inc. (“CFG”), a wholly owned subsidiary of the Company, and Incentive Capital, LLC. (“IC)” whereby CFG will receive $650,000, the proceeds of which will be utilized in part for the purchase of the Liberation Entertainment, Inc. (“Liberation”) assets, including its 888 title film library. The Agreement was signed and effective on April 27, 2010 and $500,000 of the funds were transferred on April 29, 2010. The balance of funds, $150,000, will be transferred to CFG in three installments between May 15, 2010 and June 27, 2010. The Company is currently determining the impact of this transaction.

Liberation Transaction

On April 29, 2010, the Company’s Board of Directors ratified an Asset Purchase Agreement (“APA”) between Camelot Film Group, Inc. (“CFG”), a wholly owned subsidiary of the Company, and CMBG Advisors, Inc. (“CMBG”), and a Preferred Stock Purchase Agreement (“PSPA”) between the Company and Clarity Partners I, LLC (“Clarity”) (collectively the “Agreements”) whereby CFG purchased all of the assets of Liberation Entertainment, Inc. (“Liberation”), including 750 of Liberation’s 888 title film library initially, with the potential to add 138 more titles once title issues are cleared The consideration paid, including the APA purchase price paid to CMBG and the PSPA purchase price paid to Clarity, totaled $3,900,000 and could eventually rise to $4,430,000 due to certain covenants contained within the Agreements, split between Liberation’s creditors and Clarity.  The consideration was paid in cash and in the Company’s common and preferred stock, as described in more detail herein.  The Company is currently determining the impact of this transaction.

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

Critical Accounting Estimates

The preparation of our financial statements is in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.  At March 31, 2010, significant accounting estimates relate to the fair value of our derivative liabilities.

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

In August 2009, the Company secured $3,000,000 in funding to be provided over a period of two years. During the three months ended March 31, 2010, the Company received proceeds of $125,000 from convertible notes payable. In addition, the Company is generating revenues through its distribution operations, from revenues generated in the second quarter of 2010 through its newly acquired film library and is receiving additional funding in connection with the financing for that acquisition. The Company currently has three additional acquisitions in various stages of negotiations, and is actively seeking funding to complete those acquisitions and provide further working capital for the Company. Further, the Company is in the process of restructuring its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and its Chief Executive Officer Robert Atwell.  However, especially due to the current worldwide economic conditions, there can be no assurances the Company's efforts will be successful. If these current conditions persist or worsen, the Company may have to delay its planned acquisition and capital raising efforts.

It appears likely that such funding and financial arrangements with our current investors, note holders and our officers and directors should continue to be sufficient to meet all of our cash requirements in 2010. However, we must find additional sources of financing in order to remain a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 On March 31, 2010, there were 8,150,073,755 shares of our $0.0001 par value common issued and 7,800,073,775 shares of our $0.0001 par value common stock issued and outstanding. Each share of common stock is entitled to one vote. Common stock ranks junior to all of our preferred stock. The difference between the issued and issued and outstanding is the 350,000,000 shares of our common stock reserved for issuance in connection with our ongoing financial transactions.   On March 31, 2010, there were 29,144,022 shares outstanding of our $0.0001 par value Class B Convertible Preferred Stock. The Class B Preferred converts to ten shares of common stock for every one share of Class B Preferred Stock. Each share of Class B Preferred Stock is entitled to 1,000 votes. Class B Preferred ranks superior to all other classes of stock.  On March 31, 2010, there were 14,147,510 shares outstanding of our $0.0001 par value Class A Convertible Preferred Stock. The Class A Preferred converts to four shares of common stock for every one share of Class A Preferred Stock. Each share of Class A Preferred Stock is entitled to 50 votes. Class A Preferred ranks superior to our common stock and junior to our Class B Preferred Stock.

On March 31, 2010, there were 7,151,500 shares outstanding of our $0.0001 par value Class C Convertible Preferred Stock. The Class C Preferred converts to one shares of common stock for every one share of Class C Preferred Stock. Each share of Class C Preferred Stock is entitled to one vote. Class C Preferred ranks superior to our common stock and junior to our Class A and B Preferred Stock.

Subsequent to March 31, 2010, we established a Class D, E and F.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations

Overview

We are working to become a fully integrated, broad based entertainment company with planned future global operations which we expect to encompass independent motion picture production and distribution, television programming, production and syndication, home video acquisition and distribution, digital media production and distribution, development and operation of studio facilities, development of new technologies, and distribution of filmed entertainment worldwide. We seek to become a global leader in the creation, production, distribution, licensing and marketing of all form of creative content and their related businesses across all current and emerging media and platforms, with an initial focus on independent film. If we are successful in implementing our business model, we could be one of the industry leaders in every aspect from independent feature film, television and home entertainment production and distribution to DVD, VOD, direct to consumer, digital distribution, licensing and entertainment related digital media.

Our business operations are divided up into three major divisions: Camelot Film Group, Camelot Studio Group, and Camelot Production Services Group.

On April 29, 2010, our Camelot Film Group subsidiary purchased all of the assets of Liberation Entertainment, Inc. (“Liberation”), including 750 of Liberation’s 888-title film library initially, with the potential to add 138 more titles once title issues are cleared. With that first major acquisition now complete, our main focus is the completion of three additional acquisitions within our Camelot Film Group division and the continued growth of our distribution subsidiary, Camelot Distribution Group, including DarKnight Pictures. We have executed three letters of intent to acquire a London based film and television distribution company, a domestic based film library and a post production facility. Our current plans are to close these at least one of these acquisitions during the second quarter and the second and third no later than the fourth quarter of 2010. Camelot Distribution Group, and its subsidiary DarKnight Pictures, have acquired distribution rights to fifteen feature films since the addition of Jamie Thompson as President of Camelot Distribution Group in September 2009. Once we have completed the planned corporate and film library acquisitions, we will be focusing on the funding and production of our first slate of films within our Camelot Films® subsidiary.

During the 2010 fiscal year, in addition to the planned acquisitions and the emergence of Camelot Distribution Group, our focus has been on the ongoing development of projects within our Camelot Film Group division, while continuing to pursue opportunities through our Camelot Studio Group division. The emergence of Camelot Film Group as it prepares to unveil its Camelot Production Model (“CPM”) in 2010 points to significant activity for us this year. In order to implement our plans to become a global media and entertainment company, it is critical that we build a solid foundation to build upon, and that begins with making sure that each division is carefully structured and that their respective business models are implemented in accordance with those designs.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations - continued

Fiscal year 2010 has also seen the emergence of our production and distribution division, Camelot Film Group, and the proprietary Camelot Films® Camelot Production Model (“CPM”) Designed to have mainstream appeal and franchise potential, the CPM provides for the development, production, marketing and distribution of motion pictures by combining the efficiencies realized by studios of the early 1900’s with the artistic focus and diversity of today’s independent productions. Using this approach, we believe the risk-reward relationship facing the typical film project can be dramatically shifted. For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CPM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality. Similarly, whereas many independent films are limited by the types of post production technology used, due in part to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum number of original motion pictures each year. One benchmark of the CPM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

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

Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long-term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful as an indication of future performance.  Our current liquidity and capital resources are provided principally through our current agreements with JMJ, NIR and The Atwell Group, Inc., which are discussed below under Recent Financing. During the three months ended March 31, 2010, we had $34,077 revenue producing operations, a negative working capital of $1,871,124. These conditions, the loss of financial support from affiliates, and the failure to secure a successful source of additional financial resources raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consists of restructuring our debt and seeking additional financial resources from existing investors, note holders and Chief Executive Officer Robert Atwell.

During the past three months, we have received financial advances from our Chief Executive Officer, Robert Atwell.

Recent Financing

NIR Financing

On February 18, 2010, the Company’s board of directors ratified an agreement entered into between the Company and New Millennium Capital Partners II, LLC and entered into a Securities Purchase Agreement.  Under the terms of the Securities Purchase Agreement, New Millennium Capital Partners II, LLC, purchased an aggregate of $75,000 in callable convertible secured notes.  The Company received the proceeds from the Agreement as follows: $25,000 in February, $25,000 in April and $25,000 May of 2010. The proceeds of the notes will be used for operating purposes.

The notes carry an interest rate of 10% and a maturity date of three years from the date of issuance.  The notes are convertible into shares of the Company’s common shares at a variable conversion price.  The variable conversion price shall be equal to the applicable percentage of 45% multiplied by the average of the lowest three trading prices for shares of the Company’s common stock during the 20 trading day period prior to conversion.

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

Camelot evaluated the convertible notes under current FASB standards and determined that the convertible notes contained compound embedded derivative liabilities which required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. As a result, upon issuance the Company recorded an embedded derivative liability of $29,677 with the offset as a discount to the note and a day one charge of $4,677. The discount is being amortized over the term of the note using the effective interest method.

As of March 31, 2010, the principal balance of the notes due to NIR was $822,157. As of March 31, 2010, the Company is technically in default of approximately $78,000 notes due to the passing of the stated due date. However, to date there have been no demands or notices from NIR. The Company has reflected these notes as current and is accruing interest at the stated interest rate. The Company amortized $40,135 of the discount on the convertible note payable to interest expense during the three months ended March 31, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations - continued

JMJ Financing

On September 3, 2009, the Company’s board of directors ratified an agreement with JMJ Financial entered into on August 18, 2009.  JMJ Financial and the Company entered into a financing agreement in which JMJ Financial would invest $3,000,000 into the Company over a period of two years through six $500,000 convertible promissory notes. The proceeds are being used for operations.

During the period from August 26, 2009 through December 31, 2009, the Company received proceeds of $400,000. During the quarter end March 31, 2010, the Company received an additional $100,000.  The Notes are secured by the Company’s common stock in which the notes convert pursuant to the Conversion Rights detailed in the Convertible Promissory Note Agreement.
The notes carry an interest rate of 12% and a maturity date of three years from the date of issuance.  The Notes are convertible into our common shares at the conversion price.  The conversion price shall be 50% percent of the lowest trading price in the 20 trading days previous to any conversion.

The investors have contractually agreed to restrict their ability to convert the Notes and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

As of March 31, 2010, the principal balances of the notes were approximately $467,050. The Company amortized $13,718 of the discount on the convertible note payable to interest expense during the three months ended March 31, 2010.

Conversion of NIR and JMJ Financings

The aggregate principal amount of the Notes is $1,289,207. The estimated conversion price of the Notes is $0.00005 based on the following: $0.0001 was the average of the lowest three trading prices for our shares of common stock during the 20 trading days prior to March 31, 2010, less a 45-50% discount. Thus, at a discounted price-per-share of $0.00005, 25,784,140 shares of our common stock would be issuable upon conversion of $1,289,207 into our common stock (“Conversion Shares”). However, due to contractual limitations, the most that could be converted in any singular conversion is approximately 780,007,378 shares, or 4.99% of the outstanding. In addition, there are contractual limitations that could be imposed by us that would result in the inability of the note holders to convert during any given 30-day period.

There is no limit to the number of shares that we may be required to issue upon conversion of the Notes, as it is dependent upon our share price, which varies from day to day. This could cause significant downward pressure on the price of our common stock.

Entry into Material Definitive Agreements

CMBG Advisors, Inc. and Clarity Partners I, LLC

As described herein, on April 29, 2010, the Company’s Board of Directors ratified an Asset Purchase Agreement (“APA”) between Camelot Film Group, Inc. (“CFG”), a wholly owned subsidiary of the Company, and CMBG Advisors, Inc. (“CMBG”), and a Preferred Stock Purchase Agreement (“PSPA”) between the Company and Clarity Partners I, LLC , a wholly owned affiliate of Clarity Partners LP and its affiliated funds (“Clarity”) (collectively the “Agreements”) whereby CFG purchased all of the assets of Liberation Entertainment, Inc. (“Liberation”), including 750 of Liberation’s 888 title film library initially, with the potential to add 138 more titles once title issues are cleared The consideration paid, including the APA purchase price paid to CMBG and the PSPA purchase price paid to Clarity, totaled $3,900,000 and could eventually rise to $4,430,000 due to certain covenants contained within the Agreements, split between Liberation’s creditors and Clarity.  The consideration was paid in cash and in the Company’s common and preferred stock, as described in more detail below.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations - continued

Incentive Capital, LLC

On April 29, 2010, the Company’s Board of Directors ratified a Promissory Note Term Loan Agreement (“Note”) and related documents (collectively the “Agreements”) between Camelot Film Group, Inc. (“CFG”), a wholly owned subsidiary of the Company, and Incentive Capital, LLC. (“IC)” whereby CFG will receive $650,000, the proceeds of which will be utilized in part for the purchase of the Liberation Entertainment, Inc. (“Liberation”) assets, including its 888 title film library. The Agreement was signed and effective on April 27, 2010 and $500,000 of the funds were transferred on April 29, 2010. The balance of funds, $150,000, will be transferred to CFG in three installments between May 15, 2010 and June 27, 2010.

Pursuant to the Agreements, the principal amount together with accrued interest is due on January 31, 2011. IC has advanced the initial principal amount of $500,000 to CFG. Within 14 days from the date that CFG makes at least one distribution payment to IC per the Agreements, IC will transfer $60,000 to CFG; $45,000 will be transferred to CFG on or before May 27, 2010; and $45,000 will be transferred to CFG on or before June 27, 2010. CFG will pay 1.50% interest per month on the principal amount of the note. CFG will pay IC a minimum of 6 months of interest with interest only payments commencing on May 27, 2010, and continuing on the 27th day of each consecutive month until the Note is paid in full.

As security for the Notes, CFG, Camelot Distribution Group, Camelot Entertainment Group, Inc. (“the “Company”) and Robert P. Atwell, the Company’s Chairman, President and CEO, all issued commercial guaranty agreements to IC guaranteeing the payment of the Note. In addition, the Company issued shares of its Class F Convertible Preferred Stock to IC to be held as additional security for the Notes until the Notes are paid in full.

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

The Atwell Group

During the three months ended, March 31, 2010, The Atwell Group, Inc. and its affiliates has paid for expenses and advanced funds to us or on our behalf as needed.

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

During 2009 and 2010 we refocused on the development of our Camelot Film Group and Camelot Production Services divisions. As a result, we have completed one acquisition and we are currently negotiating three other acquisitions and have expanded our Camelot Distribution Group and DarKnight Pictures operations. In August 2009, the Company secured $3,000,000 in funding to be provided over a period of two years. In addition, the Company is generating revenues through its distribution operations, from revenues generated in the second quarter of 2010 through its newly acquired film library and is receiving additional funding in connection with the financing for that acquisition.

THREE MONTH PERIOD MARCH 31, 2010, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2009 (UNAUDITED).

We generated $34,077 in revenue during the three months ended March 31, 2010 due to certain movie licenses in which we had acquired and resold the rights to. We did not generate any revenue during the three months ended March 31, 2009.

All expenses incurred during the comparative periods were general and administrative in nature except during this period the company allocated $821 to cost of film related revenue along with the allocation of $24,328 of payroll related costs.  Additionally, stock was issued as bonuses to film distribution staff during the quarter for $30,000 and this amount was included in the cost of sales amount for the quarter.  Total cost of sales for the period ended, March 31, 2010 was $55,149.

 General and administrative expenses were $970,424 for the three months ended March 31, 2010, compared to $206,132 for the three months ended March 31, 2009.  The increase in our expenses is primarily due to increased payroll costs, legal fees, officer salaries, travel, and professional fees and services for that period.

The general and administrative expenses for the three months ended March 31, 2010 were comprised of: $359,051 in officers salaries; $10,000 in accounting fees; $242,483 in legal fees; $216,500 in professional services; rent of $27,449; marketing costs of $22,148; stock transfer fees and costs of $3,500; administrative costs and other fees of $16,410; health insurance costs of $4,323; travel costs of $8,079; payroll costs and taxes of $53,519; telephone costs of $2,466 and $4,496 in costs for automobile fuel and repairs.

Other income (expense) for the three months ended March 31, 2010, was ($405,446) which consisted of a loss of $326,945 from the change in the fair value of our derivative liabilities on our convertible note and preferred stock. Interest expense during the three months ended March 31, 2010 was $78,501 which consisted mostly of expenses related to the interest accrual from convertible notes payable from NIR and JMJ.  During the three months ended March 31, 2009, other income (expense) of ($712,823) consisted of a loss on derivative liabilities of $73,793, and interest expense of $639,303. The interest expense was primarily due to the excess value of the common stock issued in settlement of amounts due under the wrap around agreements.

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

Changes in Internal Control Over Financial Reporting

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the three months ended, March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of March 31, 2010, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

CAMELOT ENTERTAINMENT GROUP, INC.

Date: May 17, 2010	By:	/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ George Jackson
George Jackson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)