Form 10-Q
period 2010-06-30
Camelot Entertainment Group, Inc.
filed 2010-08-23
CIK 1115818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

As of August 20, 2010, the Registrant had issued 6,620,823 shares of Common Stock, of which 6,490,823 shares were outstanding, and 50,543,032 shares of Preferred Stock, Class A, B, C, D, E, F and G.

CAMELOT ENTERTAINMENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Camelot Entertainment Group, Inc.
Balance Sheets
(unaudited)

ASSETS	As of	As of
	June 30,	December 31,
	2010	2009

Current Assets:
Cash	$21,012	$56,320
Prepaid Expenses	23,212	53,345
Accounts Receivable	111,464	-
Total Current Assets	155,688	109,665
Equipment net of Accumulated Depreciation $300	3,778	-
Total Other Assets – script costs	62,144	37,350
Long Term Accounts Receivable Film Library	94,924	-
Film Library Net of Accumulated Amortization $54,000	2,938,496	-
Total Assets	$3,255,030	$147,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,183,685	$529,759
Accrued Expenses to Related Parties	3,574,434	627,584
Secured Convertible Notes Payable, net of discount of $167,948 and $167,030, respectively	248,953	364,504
Derivative Liability - Conversion Feature	63,226	121,828
Notes Payable	1,073,599	-
Contingent Liability Film Library Acquisition	167,094	-
Total Current Liabilities	6,310,991	1,643,675

Long Term Liabilities:
Derivative Liability - Preferred Stock Series A, B, and C	5,358	21,620
Convertible Notes Payable – net of discount $449,239 and $409,486, respectively	903,441	309,657
Derivative Liability – Conversion Features	940,378	512,198
Series E Liability	2,171,571	-
Total Long Term Liabilities	4,020,748	843,475

Total Liabilities	10,331,739	2,487,150

Series A, B, C, D and F Convertible Preferred Stock	101,293	56,505
Par value $0.0001 per share, 50,000,000 shares authorized: 14,147,510(A), 29,144,022(B), 7,151,500(C) and 100,000(F) shares issued and outstanding as of June 30, 2010
Par value $0.0001 per share, 50,000,000 shares authorized: 10,147,510(A), 9,896,510(B) and 7,151,500(C) shares issued and outstanding as of December 31, 2009

Stockholders' Deficit

Common Stock;
Par value $0.0001 per share; authorized 19,900,000,000 shares; 846,316 shares issued and 716,316 outstanding as of June 30, 2010
153,067 issued and 148,067 shares outstanding as of December 31, 2009	72	15
Additional Paid-in Capital	19,685,490	18,568,168
Accumulated Deficit	(26,863,564)	(20,964,823)

Total Stockholders' Deficit	(7,178,002)	(2,396,640)

Total Liabilities and Stockholders' Deficit	$3,255,030	$147,015

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc.
Statements of Operations
(unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

REVENUES	$23,338	$-	$57,415	$-

EXPENSES
Cost of Revenues	82,612	-	167,761	-
General and Administrative	4,451,587	266,710	5,392,010	472,842
Total Expenses	4,534,199	266,710	5,559,771	472,842

NET OPERATING LOSS	(4,510,861)	(266,710)	(5,502,356)	(472,842)

OTHER INCOME (EXPENSES)
Interest Expense	(143,275)	(250,160)	(221,777)	(889,189)
Gain (Loss) on Derivative Liabilties	152,352	259,683	(174,593)	185,889
Total Other Income (Expenses)	9,077	9,523	(396,370)	(703,300)

NET LOSS	$(4,501,784)	$(257,187)	$(5,898,726)	$(1,176,142)

BASIC AND DILUTIVE LOSS PER COMMON SHARE	$(8.17)	$(426.51)	$(14.82)	$(2,754.43)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	551,261	603	398,113	427

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc
Statements of Cash Flows
(unaudited)
	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(5,898,726)	$(1,176,142)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	55,121	-
Amortization of debt discount	100,075	324,486
Loss (gain) on change in fair value of derivative liabilities	174,594	(185,889)
Common stock issued for interest expenses	-	589,341
Common stock issued for services	473,000	41,809
Common stock issued for related party services	435,174	-
Preferred stock issued to related parties	41,495	-
Change in assets and liabilities:
Accounts receivable	83,365
Other current assets	30,134	1,732
Accounts payable and accrued liabilities	1,176,584	66,701
Accrued liabilities due to related parties	2,946,850	265,000
Cash used in operating activities	(382,334)	(72,962)

Cash flows from investing activities:
Purchase of property and equipment	(4,078)	-
Script Costs	(25,615)	(2,500)
Cash paid for Film Library	(500,000)	-
Cash used in investing activities	(529,693)	(2,500)

Cash flows from financing activities:
Proceeds from convertible notes payable	226,719	-
Proceeds from Notes Payable	650,000	-
Advances from affiliate / shareholders loans	83,582	239,240
Payments on affiliate / shareholder loans	(83,582)	(163,683)
Cash used in financing activities	876,719	75,557

Increase (decrease) in cash	(35,308)	95

Cash at beginning of period	56,320	175

Cash at the end of the period	$21,012	$270

Non-cash investing and financing transactions:
Creation of additional debt discount	$226,719	$-
Stock issued for debt and liability conversion	$196,612	$277,604
Derivative liability relieved by conversion	$103,087	$19,261
Accrued salaries relieved with issuance of common stock	$160,000	$-
Net assets acquired with liabilities and equity	$2,772,250	$-

The accompanying notes are an integral part of theses financial statements.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

1.           BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Camelot Entertainment Group, Inc. (the “Company” or “Camelot”), a Delaware corporation, is in the business of developing, producing, marketing and distributing film, television, and digital media product. The Company classifies its businesses into the following three major divisions:

●
Camelot Film Group (“CFG”), consisting principally of feature film, television, home video, and digital media production through Camelot Films® and Camelot Features and distribution through Camelot Distribution Group and DarKnight Pictures;

●	Camelot Studio Group, consisting principally of site acquisition, design, development and operation of Camelot Studio locations domestically and internationally; and

●	Camelot Production Services Group, consisting principally of consulting, education, finance, production support and technology services.

On April 28, 2010, the Company, completed the purchase of the Liberation Entertainment, Inc. assets from CMBG Advisors, Inc.. Under the Asset Purchase Agreement, as more fully described below, the Company acquired the Liberation Entertainment, Inc. film and television library, which includes all of the current license agreements, contract rights, inventory, elements and marketing material. The acquisition will enhance the Company's total library value by adding between 750 and 888 film and television titles to its current library. At the time of the transaction, there were no material relationships between the seller and the Company, or any of its affiliates. The Company did not acquire and/or assume any liabilities of Liberation Entertainment, Inc. as a result of the transaction. See Note 3 for additional information.

At June 30, 2010, the Company had a total of nine employees and approximately eight consultants, who provide services to the Company on an as-needed basis.  The Company also retains independent contractors on a project-by-project basis.

Basis of Presentation

Camelot is no longer considered to be a development stage enterprise in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). Consequently, Camelot has presented these financial statements in accordance with the regular guidance, for the six months from January 1, 2010 to June 30, 2010. The Company has not presented the statement of stockholders’ deficit for the six months ended June 30, 2010, as the significant transactions relate to the issuance of Shares issued for services and conversions of debt, which are described in Notes 4 and 7.

The accompanying unaudited financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules of the regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent calendar year 2009 as reported in the Company’s Form 10-K have been omitted.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

1.           BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.  As of June 30, 2010, these amounts were insignificant.

Earnings (Loss) per Share

Basic earnings (loss) per share are based on the weighted average number of shares of common stock (“Shares”) outstanding during the period.  Diluted earnings (loss) per share also includes the effect of stock options, other common stock equivalents outstanding during the during the period, and assumes the conversion of the Company’s Class A, B, C, D, E and F preferred stock and conversion of convertible notes payable for the period of time such stock and notes were outstanding, if such preferred stock and convertible notes are dilutive.

The following table sets forth the computation of the numerator and of basic and diluted loss per share for the three and six months ended June 30, 2010 and 2009. There were no adjustments to the denominator.

	Three Months Ended,		Six Months Ended,
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Weighted average common shares outstanding	551,261	603	398,113	427
used in calculating basic earnings (loss) per share

Effect of dilutive convertible preferred stock and convertible notes payable	658,957,087	994,357	658,957,087	994,573

Weighted average common shares outstanding used in calculating diluted earnings (loss) per share	659,508,348	994,960	659,355,200	995,000

Recent Accounting Pronouncements

In January 2010, the FASB amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

2.            GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the six months ended June 30, 2010, Camelot had $57,415 in revenue from film distribution, a net loss of $5,898,726 and at June 30, 2010 had a negative working capital of $6,155,303. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

During the six months ended June 30, 2010, the Company funded operations with cash on hand and through the issuance of $226,719 in additional convertible notes payable, in part from its $3,000,000 funding commitment with JMJ Financial and other agreements with NIR, $150,000 in notes payable received in connection with the completion of its first major film library asset acquisition, and funding provided by its officers and directors. In addition, the Company began generating revenues through its distribution operations. During the third quarter, the Company expects to generate additional revenues generated through its newly acquired film library and through increased sales generated by its distribution operations. However, current distribution and film library revenues alone are not sufficient to support operations alone without the ongoing funding described above. The Company currently has three additional acquisitions in various stages of negotiations, and is actively seeking funding to complete those acquisitions and provide further working capital for the Company in addition to the working capital commitments currently in place. Further, the Company is in the process of attempting to restructure its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and it’s Chief Executive Officer Robert Atwell.  However, especially due to various factors including the current worldwide economic conditions, there can be no assurances the Company's efforts will be successful. If these current conditions persist or worsen, the Company may have to delay its planned acquisitions and capital raising efforts.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

3.           LIBRARY ACQUISITION

On April 28, 2010 (the “Closing Date”), the Company completed the purchase of the Liberation Entertainment, Inc. (“Liberation”) assets from CMBG Advisors, Inc. Under the Asset Purchase Agreement, as more fully described below, the Company acquired the Liberation film and television library, which includes all of the current license agreements, contract rights, inventory, elements and marketing material. The acquisition will enhance the Company's total library value by adding between 750 and 888 film and television titles to its current library. At the time of the transaction, there were no material relationships between the seller and the Company, or any of its affiliates. The Company did not acquire and/or assume any liabilities of Liberation Entertainment, Inc. as a result of the transaction. The Company determined that the transaction should be accounted for as an asset acquisition under the pertaining accounting guidance.

On April 29, 2010, the Company’s Board of Directors ratified an Asset Purchase Agreement (“APA”) between Camelot Film Group (“CFG”), a wholly owned subsidiary of the Company, and CMBG Advisors, Inc. (“CMBG”), and a Preferred Stock Purchase Agreement (“PSPA”) between the Company and Clarity Partners I, LLC (“Clarity”) (collectively the “Liberation Agreements”) whereby CFG purchased all of the available assets of Liberation Entertainment, Inc. as of the Closing Date (“Liberation”), including 750 of Liberation’s 888 title film library initially, with the potential to add 138 more titles once ownership issues are resolved.  The consideration paid, including the APA purchase price paid to CMBG and the PSPA purchase price paid to Clarity, totaled $3,900,000 and could eventually rise to $4,430,000 due to certain covenants contained within the Liberation Agreements, split between Liberation’s creditors and Clarity.  The consideration was paid in cash and in the Company’s common and preferred stock, as described in more detail below.

Pursuant to the Liberation Agreements, on April 28, 2010, CFG acquired all of the available Liberation Assets, including its film library and other tangible and intangible assets, from CMBG as the Assignee for the Benefit of Creditors of Liberation and pursuant to an agreement between the Company and Clarity dated April 27, 2010 to facilitate the sale of the Liberation Assets to CFG.  CFG paid $500,000 to CMBG in cash with an additional $450,000 in the Company’s common stock (“Shares”) or cash due 180 days after the date that CMBG supplies a final list of Liberation creditors entitled to receive the Shares.  As additional consideration for a specific asset of Liberation, on or before the one-year anniversary of the Closing Date, the Company will pay a minimum of $90,000 or a maximum of $120,000 in cash to CMBG.  During this first year, CFG will pay CMBG a monthly fee of 20% of the first $15,000 collected by CFG in connection with a specific asset of Liberation, after deducting CFG’s actual, out-of-pocket costs incurred in connection with the specific asset.  Once CFG fully-recoups its actual out-of-pocket costs during the first year, CMBG will receive 10% of all monies CFG collects from that specific asset during the first year, up to the minimum $90,000 in additional consideration.  Notwithstanding the foregoing, if CFG is unable to secure certain additional rights of the specific asset, then CFG would have to pay CMBG an additional $30,000 for a total of $120,000 in maximum additional consideration.  Further, CFG paid an additional $10,000 to CMBG at the Closing as payment for potential transfer taxes.

In exchange for Clarity withdrawing its claim for approximately $19,270,000 in secured debt issued by Liberation, the Company issued $2,500,000 in face amount of its Class E Convertible Preferred Stock (“Class E”) to Clarity.  During each quarter in the 3-year period following the Closing Date, beginning in the quarter ended June 30, 2010, Clarity shall have the right to convert shares of Class E equal to $208,333 of face amount into common shares with such conversion price equal to the quarterly volume weighted average price per share.  As further consideration, the Company will pay Clarity an additional $350,000 either in cash or in common shares in connection with a specific asset of Liberation, with the Company paying Clarity 60% of the net revenue generated by the specific asset and received by the Company during the one-year period following the closing date up to a maximum of $350,000. Further, in the event that as of April 30, 2011, the Company has not (a) closed one of the three remaining contemplated acquisitions; or (b) the Class E does not have a value of $3,125,000; or (c) the Company has not completed a financing resulting in a net to the Company of at least $10,000,000, then the Company will pay Clarity up to $500,000 in maximum additional consideration.

The following consideration was paid in connection with the asset acquisition:

Cash Paid to CMBG	$500,000
Note Payable to CMBG	433,599
Deferred Payments to CMBG	83,395
Class E Convertible Preferred Stock issued to Clarity	2,171,557
Contingent Consideration Payable to Clarity	83,698
Total Consideration	$3,272,250

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

3.           LIBRARY ACQUISITION - continued

The purchase price was allocated to $289,754 of accounts receivable and $2,982,496 to the library.

The Class E Convertible Preferred stock initial two conversions are discounted for a six month lack of marketability at 28.20% and all conversions are fair valued at their net present values using a CCC corporate bond rate of 7.67% to 10.08%. The Company accounted for the obligation to issued Class E as a long-term liability as the number of shares of Class E issuable is variable and is based upon the Company’s stock price. The Note Payable to CMBG of $450,000 is fair valued at their net present values using a CCC corporate bond rate of 7.73%. Based on management projections of deferred payments to CMBG, no additional consideration or deferred payments were estimated to be required beyond the $90,000 payment due after one year. In addition, in connection with the contingent consideration payable to Clarity, the Company determined that the likelihood of the Company not completing at least one of the three acquisitions was estimated at 20% in determining the fair value of the contingent consideration.

In order to perform the purchase price allocation, the Library Assets were valued, including the 750 of Liberation’s 888 title film libraries initially, with the potential to add 138 more titles once title issues are cleared. This asset was valued based on the appropriate application of the Income Approach to the future incomes streams for each title in the library. The carrying value of the assets was supported by the future expected cash flows. In addition, the Company intends to amortize the library over its expected revenue stream of 10 years. During the six months ended June 30, 2010, the Company amortized $54,000 to cost of revenues. The Company has not finalized the purchase allocation, valuation and could potential make additional changes to the allocations and current fair values as estimates are refined. The Company intends to disclose these changes, if any, in future periods.

4.            NOTES PAYABLE

Prior Year NIR Funding

As of June 30, 2010, the principal balances of the convertible notes payable to NIR and its affiliates (collectively, “NIR”) were approximately $837,763 with a remaining discount of $201,319. In addition, Camelot amortized $64,354 of the discount on the convertible note payable to interest expense during the same period.

Current Year NIR Funding

At various time in 2010, the Company’s board of directors ratified an agreement entered into between the Company and New Millennium Capital Partners II, LLC, an affiliate of NIR, and entered into a Securities Purchase Agreement.  Under the terms of the Securities Purchase Agreement, New Millennium Capital Partners II, LLC, purchased an aggregate of $75,000 in callable convertible secured notes.  The Company received the proceeds from these transactions as follows: $25,000 in February, $25,000 in April and $25,000 and $26,719 in May of 2010.  The proceeds of these notes were used for operating purposes.

These notes carry an interest rate of 10% and a maturity date ranging from of February 18, 2013 to May 5, 2013.  The notes are convertible into Shares at a variable conversion price.  The variable conversion price is equal to the applicable percentage of 45% multiplied by the average of the lowest three trading prices for Shares during the 20 trading day period before conversion.

At its option, Camelot may prepay these Notes if no default exists and there are a sufficient number of shares available for conversion of the Notes and the common stock is trading below the Initial Market Price, as adjusted, which was established at the closing bid price of the stock as of the effective date of the note.  In addition, the Company has granted the note holders a security interest in substantially all of its assets and intellectual property, excluding Camelot Studio Group and Camelot Film Group, as well as demand registration rights.

The Note holders have contractually agreed to restrict their ability to convert Notes into Shares such that the number of Shares held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding Shares.

Camelot evaluated the convertible notes under current FASB standards and determined that the convertible notes contained compound embedded derivative liabilities, which required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. As a result, upon issuance the Company recorded an embedded derivative liability of $118,201 with the offset as a discount to the note. The discount is being amortized over the term of the note using the effective interest method.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

4.            NOTES PAYABLE - continued

JMJ Financial Funding Agreement

On September 3, 2009, the Company’s board of directors ratified an agreement with JMJ Financial entered into on August 18, 2009.  JMJ Financial and the Company entered into a financing agreement in which JMJ Financial would loan $3,000,000 to the Company over a period of two years through six $500,000 convertible promissory notes.

The Company received an initial $100,000 on August 26, 2009 and the next $100,000 loan was made on October 1, 2009.  The Company received $100,000 on November 2, 2009, $50,000 on December 1, 2009, $50,000 on December 29, 2010, $50,000 on February 1, 2010, $25,000 on March 11, 2010, $25,000 on March 30, 2010, and $25,000 on April 28, 2010, totaling proceeds of $525,000 to date and $125,000 during the six months ended June 30, 2010.

As of June 30, 2010, the principal balances of these notes were approximately $474,800 and unamortized discount of $415,868. In addition, Camelot amortized $35,721 of the discount on the convertible note payable to interest expense during the same period.

The notes carry an interest rate of 12% and a maturity dates of beginning August 17, 2012.  The Notes are convertible into our common shares at a variable conversion price.  The conversion price shall be 50% percent of the lowest trading price in the 20 trading days previous to any conversion.

The note holders have contractually agreed to restrict their ability to convert the Notes and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

Camelot evaluated the convertible notes under current FASB standards and determined that the Convertible notes contained compound embedded derivative liabilities in which required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. As a result upon issuance, the Company recorded an embedded derivative liability of $178,440 with the offset as a discount to the note during the six months ended June 30, 2010. The discount is being amortized over the term of the note using the effective interest method.

Derivative Liabilities Related to Convertible Instruments

As of June 30, 2010, Camelot estimated the fair value of the embedded conversion feature liabilities to be a total of $921,285 resulting in a loss on derivative liability presented in the statement of operations for the six months ended June 30, 2010 of $190,347.

At June 30, 2010, the fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 5% of the time and the Company was not in default, the Company would trigger redemption of the note when available, alternative financing would be initially available to redeem the note and start to increase monthly by 10% of the notes to a maximum of 75% and the trading volume would increase at 1% per month.

NIR and JMJ Conversions of Convertible Liabilities

During the six months ended June 30, 2010, NIR holders of convertible notes converted $114,557 resulting in the issuance of 131,896 Shares.  Upon conversion, the Company reclassified approximately $32,713 of the derivative to additional paid-in capital.

During the six months ended June 30, 2010, JMJ holders of convertible notes converted $50,200 resulting in the issuance of 50,200 Shares.  Upon conversion, the Company reclassified approximately $70,374 of the compound derivative to additional paid-in capital.

In the event of full conversion of the aggregate principal amount of outstanding notes of approximately $1,312,563 as of June 30, 2010 the Company would have to issued approximately 6,550,000 Shares.  However, due to contractual limitations, the most that could be converted in any singular conversion by either NIR or JMJ is approximately 655,000 Shares total, or 4.99% of the outstanding for each holder. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes, as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

4.            NOTES PAYABLE - continued

Baer Convertible Note

On May 7, 2010, the Company issued Ted Baer (“Baer”) a convertible note for $200,518, representing all cash amounts due Baer as of May 7, 2010 (“BN”). The BN matures on May 7, 2013 and has an annual interest rate of 5%. The BN can be converted into common stock at a conversion price for each share of common stock equal to the average closing bid price for the common stock for the five trading days before the day the holder requests conversion. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes, as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

Jarowey Convertible Note

On May 24, 2010, the Company issued Peter Jarowey II (“Jarowey”) a convertible note for $256,500, representing all cash amounts due Jarowey as of May 24, 2010 (“JN”). The JN matures on May 24, 2015 and has an annual interest rate of 5%. The JN can be converted into common stock at a conversion price for each share of common stock equal to the average closing bid price for the common stock for the five trading days before the day the holder requests conversion. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes, as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

Incentive Capital Transaction

On April 29, 2010, the Company’s Board of Directors ratified a Promissory Note Term Loan Agreement and related documents (collectively the “IC Agreements”) between CFG (“CFG”), a wholly owned subsidiary of the Company, and Incentive Capital, LLC. (“IC)” whereby CFG received $650,000, the proceeds of which will be utilized in part for the purchase of the Liberation assets, in a transaction described above in Note 3, and part for operating expenditures.  The IC Agreements were signed and effective on April 27, 2010 and $500,000 of the funds were transferred on April 29, 2010. The balance of funds, $150,000, was transferred to CFG in two installments between May 15, 2010 and June 27, 2010. The notes are due January 31, 2011, incur interest at 18% per annum and are secured by the library. In addition, the Company’s CEO has personally guaranteed the notes.

On June 11, 2010, CFG entered into a Loan Modification Agreement (“LMA”) with IC to address and resolve certain matters between the parties concerning the IC Agreements and the proceeds resultant thereof. Under the terms and conditions of the LMA, CFG shall use its best efforts to generate sales from the exploitation of the Liberation assets in an amount not less than $2,284,500 (“Minimum Sales Target”). Due to the short term nature of the notes, the expected cash flows before and after was insignificant and thus the transaction did not provide for an extinguishment of the original note.

In the event CFG fails to meet the Minimum Sales Target by the Deadline, then interest shall accrue on the “Deficiency Amount” (defined as the difference between CFG’s actual Liberation assets gross sales revenue and the Minimum Sales Target) at the rate of 1.50% per month (the “Shortfall Interest”), commencing as of the Deadline. CFG shall make monthly payments of all accrued but unpaid Shortfall Interest on the last day of each such month thereafter where there is accrued but unpaid Shortfall Interest, which payments shall be made in cash or the “Cash Equivalent Stock” of the Company’s common tradeable stock, in CFG’s discretion.  Cash Equivalent Stock shall be valued at the point of sale and shall be the actual sale price of the stock.  As of June 30, 2010, the Company has not record any liability in connection with this contingency.

In each month as of the date hereof where “Camelot Revenue” (as defined in the Security and Participation Agreement) from CFG’s exploitation of the Liberation Assets is greater than $150,000 but less than $200,000 for that month, then in lieu of the Participation provided for in Paragraph 2 of the Participation Agreement, CFG shall make Participation Payments to Lender equal to 13% of the said Revenues.  In each such month where Camelot Revenues from CFG’s exploitation of the Liberation Assets are equal to or greater than $200,000 for that month, then in lieu of the payments provided for in Paragraph 2 of the Participation Agreement or in the above sentence, CFG shall make Participation Payments to Lender equal to 15% of the gross of said Revenues.  Notwithstanding the foregoing increased Participation Payment percentages (collectively or separately the “Increased Participation Amounts”), once CFG has made total Participation Payments to Lender in the amount of $375,000 in the aggregate during any one year period, commencing as of April 27, 2010, then on the next month after the month in which Lender has received total Participation Payments of $375,000, Lender shall only receive Participation Payments equal to 10% of Camelot’s Revenues as set forth in the Security and Participation Agreement..  If the payment of the Increased Participation Amounts in any given month for individual title(s) from the Liberation Assets would result in a net loss to CFG for that month on such individual title(s) (“Net Loss Titles”), then the Increased Participation Amounts that CFG shall pay to Lender shall be limited to the greater of 10% of the applicable Camelot Revenues for that month on such specific title(s) and the percentage of Camelot Revenues that would result in a break even for CFG in net revenues for the month (i.e., no net gain or loss for CFG from Revenues for that month). For months where any Increased Payment Amounts are due to Lender hereunder, CFG is limited to counting no more than 35% of its individual titles as “Net Loss Titles,” and CFG shall pay such Increased Payment Amounts on at least 65% of its title(s) whether or not such titles are in fact Net Loss Titles.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

5.            RELATED PARTY TRANSACTIONS

Accrued Salaries

At June 30, 2010, the Company has total accrued wages, bonuses, etc due to its CEO Robert Atwell and related entities of $3,178,734 and to its former CFO of $395,700.   During the second quarter accruals were made for bonuses, compensation provisions included in employment contracts, and other contractual requirements with entities related to Robert Atwell which were entered into during the period ended June 30, 2010 (see descriptions below).  Increases to accrued for salaries, net of payments received, during the three months ended June 30, 2010 were $74,072 and $53,500 to Robert Atwell and George Jackson, respectively.

Advances from Affiliates

During the six months ended June 30, 2010, the Company received $83,582 in advances from The Atwell Group, an affiliate of the Chief Executive Officer.  During the six months ended June 30, 2010, the Company paid $144,450 in advances back to the Chief Executive Officer of which $60,868 offset accrued salaries due to the Chief Executive Officer.  The appropriate taxes were not withheld and thus the Company accrued an additional $22,000 in estimated payroll tax liabilities. As of June 30, 2010, the Company has estimated payroll tax liabilities accrued of $248,758. At June 30, 2010, no advances were due to the Chief Executive Officer.  All related party advances are due on demand and currently do not incur interest.

Employment Contracts and Guarantees

On January 6, 2010, the Board of Directors, in which consisted of Robert Atwell and George Jackson, authorized the Company to finalize the updated employment contracts with Robert P. Atwell, Chairman, President and CEO (“Atwell”), and George Jackson, Secretary and Chief Financial Officer (“Jackson”) in accordance with contingencies placed upon the agreements by the Board of Directors, including a “triggering event” which occurred during the second quarter of 2010.

For the employment contract with Robert P. Atwell, the employment agreement provides for an annual salary of $500,000 and all of the basic terms and conditions contained in other similar employment agreements entered into by chairmen, presidents and/or chief executive officers of publicly traded motion picture production and distribution companies, including, but limited to, base salary, bonuses, stock and warrant and/or option issuances, expense provisions, health, dental and eye care insurance, E & O insurance, D & O insurance, key man insurance, life insurance, auto insurance, travel allowance, auto allowance, memberships and subscriptions, continuing education, professional legal and accounting services and other customary inclusions. In addition, the employment agreement provides Atwell with a bonus of $500,000 as additional consideration for his services and funding to the Company once the Company has received financing commitments of $1,000,000 or more (“Triggering Event”), which occurred during the second quarter of 2010. Also, the employment agreement contains clauses protecting Atwell in the event of a change in control, including, but not limited to, an acquisition and/or merger involving the Company, in part by including contract termination language which will provide Atwell with compensation for a period of no less than ten (10) years following any termination, whether for cause or not and that the base salary shall be set at no less than the current salary allocated for Atwell as shown in the Company’s Form 10-K annual report for 2009. During the six months ended June 30, 2010, the Company accrued the following amounts payable to Atwell under the contract for items other than an annual salary: $500,000 bonus and $780,000 for providing a personal guarantee in connection with the Incentive note.

For the employment agreement with George Jackson, the employment agreement provides for an annual salary of $250,000 and all of the basic terms and conditions contained in other similar employment agreements entered into by chief executive financial officers of publicly traded motion picture production and distribution companies, including, but limited to, base salary, bonuses, stock and warrant and/or option issuances, expense provisions, health, dental and eye care insurance, E & O insurance, D & O insurance, key man insurance, life insurance, auto insurance, travel allowance, auto allowance, memberships and subscriptions, continuing education, professional legal and accounting services and other customary inclusions.. Further, the employment agreement shall provide Jackson with a bonus of $100,000 as consideration for his services to the Company once the Company has received financing commitments of $1,000,000 or more (“Triggering Event”), which occurred during the second quarter of 2010.  Also, the Employment Agreement shall contain clauses protecting Jackson in the event of a change in control, including, but not limited to, an acquisition and/or merger involving the Company, in part by including contract termination language which will provide Jackson with compensation for a period of no less than ten (10) years following any termination, whether for cause or not and that the base salary shall be set at no less than the current salary allocated for Jackson as shown in the Company’s Form 10-K annual report for 2009. Jackson voluntarily resigned as Chief Financial Officer on June 30, 2010. The Company expects that its contemplated employment agreement with Jackson’s successor, Steven Istock, will contain similar terms and conditions once finalized. During the six months ended June 30, 2010, the Company accrued the $100,000 bonus due to George Jackson.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

5.            RELATED PARTY TRANSACTIONS - continued

On January 6, 2010, we renewed an agreement with The Atwell Group (“TAG”) (which assumed the original agreement from Eagle Consulting Group entered into on March 28, 2003), to continue to provide operational funding for the Company as needed during 2010 and beyond.  In exchange for twenty percent (20%) of the Company’s outstanding Shares on a non-dilutive, continuing basis until the Company could secure permanent additional financing from another source for a minimum of five years, TAG has agreed to provide funding for the Company’s annual audit, quarterly filings, accounts payable and other ongoing expenses including office, phones, business development, legal and accounting fees as necessary from time to time.  On February 18, 2010, the Company authorized the issuance of 46,293 Shares at $2 per Share in the amount of $92,586 to TAG in connection with the agreement.  In addition, the Company shall provide TAG with a bonus of $500,000 as additional consideration for TAG’s original funding of the Company and its predecessor and first subsidiary, Camelot Films, Inc. prior to March 19, 2003, with such bonus only occurring once the Company has received financing commitments of $1,000,000 or more (“Triggering Event”), which occurred during the second quarter of 2010. During the six months ended June 30, 2010, the Company accrued the $500,000 bonus. At June 30, 2010, the Company calculated that approximately 24,560 Shares would need to be issued to TAG under this agreement and recorded a liability of $9,824.

Triggering Event

On April 30, 2010, the Board approved and ratified actions taken by the Company pursuant to certain agreements with employees and their affiliates in order for the Company to pay specific bonus consideration contained in the referenced agreements. In relation thereto, the Company had to receive financing commitments of $1,000,000 or more (“Triggering Event”). This Triggering Event occurred during the second quarter of 2010 and was ratified by the Board on April 30, 2010 (see discussion above).

Trademark License Agreement

On April 29, 2010, the Company’s Board of Directors, in which at the time consisted of Atwell and Jackson, ratified a Trademark License Agreement (the “Trademark Agreement”) with Robert P. Atwell, the Company’s Chairman, President and Chief Executive Officer.  The Trademark Agreement provides for Camelot’s use of the Camelot Films® and related trademarks in perpetuity (the “Term”).  Pursuant to the Trademark Agreement, for the rights granted to Camelot, Camelot will pay Mr. Atwell a one-time non-refundable license fee of Five Million Dollars ($5,000,000) (“License Fee”) upon Camelot having generated a minimum of $50,000,000 either in (a) gross revenues in the aggregate from inception; (b) upon Camelot receiving a minimum of $50,000,000 in funding of any type whatsoever, including, but not limited to, debt and/or equity, in the aggregate from inception; or (c) a combination of both gross revenues and funding totaling $50,000,000 (“Trademark Trigger”).  Until such time as Camelot achieves the Trademark Trigger, Camelot shall pay Mr. Atwell $1,000,000 in cash or stock at RPA’s sole option within one year following the execution of the Agreement, with such amount being applied to the License Fee.  The License Fee is exclusive of any applicable taxes.  In addition, Mr. Atwell will receive Royalty Payments totaling 2% based upon the Company’s Adjusted Gross Revenues.  In addition, the Trademark Agreement also entitles Mr. Atwell to receive Advance Royalty Payments, whereby Camelot will pay Mr. Atwell $60,000 annually as an advance and credited against any and all Royalty Payments to be paid under the Trademark Agreement.  The Advance Royalty Payments will be paid to Mr. Atwell in equal payments of $15,000, made quarterly, on or before the expiration of Forty-five (45) days after the reporting close of each prior calendar quarter. Upon execution of the agreement, the amount of consideration accrued and due to Atwell in connection with the Trademark Agreement was $900,000 after discounting the total amount payable due to time/value calculations in connection with the extended payment terms. As of June 30, 2010, amounts due to Atwell related to the licenses were $910,000 for the initial fee and accrued royalties of $10,000.

6.            PREFERRED STOCK

Designations

On April 28, 2010, the Company filed preferred stock designations with the State of Delaware establishing Class D, Class E and Class F Convertible Preferred Stock.

As of June 30, 2010, there were 14,147,510 shares outstanding of Class A Convertible Preferred Stock.  The Class A Preferred converts to four Shares for every one share of Class A Convertible Preferred Stock.  Each share of Class A Preferred Stock is entitled to 50 votes and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class A Preferred ranks superior to common stock and junior to Class B Preferred Stock.

As of June 30, 2010, there were 29,144,022 shares outstanding of Class B Convertible Preferred Stock. The Class B Preferred converts to ten Shares for every one share of Class B Convertible Preferred Stock.  Each share of Class B Preferred Stock is entitled to 1,000 votes and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class B Preferred ranks superior to all other classes of stock other than the Class E and F in which it is equal. In addition, the Class B Convertible Preferred Stock has a liquidation preference of $1.00 per share.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

6.            PREFERRED STOCK - continued

As of June 30, 2010, there were 7,151,500 shares of Class C Convertible Preferred Stock outstanding.  The Class C Preferred converts to one Share for every one share of Class C Preferred Stock.  Each share of Class C Preferred Stock is entitled to one vote and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class C Preferred ranks superior to common stock and junior to Class A and B Preferred Stock.

As of June 30, 2010, there were no shares outstanding of Class D Convertible Preferred Stock.  The Class D Preferred converts to one Share for every one share of Class D Preferred Stock.  Each share of Class D Preferred Stock is entitled to one vote and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class D Preferred ranks superior to common stock and junior to Class A, B, C, E and F Preferred Stock.

As of June 30, 2010, there was $2,500,000 of Class E Convertible Preferred Stock committed to be issued in connection with the Liberation asset acquisition.  The Class E Preferred converts to 50 Shares for every one share of Class E Preferred Stock.  Each share of Class E Preferred Stock is entitled to one vote and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class E Preferred ranks superior to common stock and Class A, C, and D Preferred Stock and equal to Class B and F Preferred Stock. In addition, the Class E Convertible Preferred Stock has a liquidation preference of $1.00 per share. The Class E commitment is currently reflected as a liability on the accompanying financial statements.

As of June 30, 2010, there were 100,000 shares outstanding of Class F Convertible Preferred Stock.  The Class F Preferred converts to 10 Shares for every one share of Class F Preferred Stock.  Each share of Class F Preferred Stock is entitled to one vote and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class F Preferred ranks superior to common stock and Class A, C, and D Preferred Stock and equal to Class B and E Preferred Stock. In addition, the Class F Convertible Preferred Stock has a liquidation preference of $1.00 per share. The Class F outstanding is currently being shown as issued but not outstanding as the shares are being held as collateral to the Incentive note (see Note 4).

Management and board of director members, specifically Robert Atwell, hold the majority of the Class A, B and C Convertible Preferred Stock. Due to the voting rights associated with these preferred shares, these individuals control in excess of 90% of the total votes. Thus, modifications to rights and preferences, employment agreements and any other agreement can be made without obtaining a vote from holders of common stock. In addition, the voting rights and conversion features of the Company’s convertible preferred stock are not impacted by common stock forward or reverse stock splits.

Derivative Liabilities

At the time of issuance of the Class A, B and C Preferred stock, the Company did not have enough authorized Shares on a fully diluted basis due to the conversion feature of the convertible notes, which caused the Class A, B and C Preferred stock to be more akin to debt.  In addition, management determined that the Class A, B and C Preferred contained compound embedded derivative liabilities under current FASB standards, because of the classification of these securities as liabilities.  The Company determined that the compound embedded conversion features required bifurcation from the remaining Class A, B and C Preferred and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow.

As of June 30, 2010, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $5,358 resulting in a gain on derivative liability presented in the statement of operations of $15,754.  At June 30, 2010, the fair market value of the conversion feature derivative related to the Class A, B, C, D, E and F Convertible Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

Determination of Fair Value

The fair value of the Company’s preferred stock issuances discussed below were based upon the market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist

Issuances

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

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

6.            PREFERRED STOCK - continued

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

On April 29, 2010, the Company issued Incentive Capital, LLC 100,000 shares of its $0.0001 par value Class F Convertible Preferred stock at $0.0001 per share in accordance with the terms and conditions of the loan agreements between Incentive Capital, LLC and the Company.

See subsequent events footnote for discussion related to additional Series of Preferred Stock.

7.           STOCKHOLDERS’ DEFICIT

Determination of Fair Value

The fair value of the Company’s common stock issuances are based upon the closing market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All Shares discussed below are valued using these assumptions.

Reverse Stock Split

On June 1, 2010, the Company’s board of directors approved a 20,000 to 1 reverse stock split of all of our outstanding Shares.  As a result of the reverse stock split, effective June 30, 2009, the number of issued and outstanding Shares was reduced to 846,316 as of June 30, 2010.  All references to our Shares in this report have been restated to reflect the reverse stock split.

Shares Issued for Services

At various times during the six months ended June 30, 2010, the Company issued Shares for services provided to or on behalf of the Company, including craft services, transportation, security, accounting, production, information technology services, consulting, marketing, legal, architectural, administrative, valuation and management services.  The following is a summary of Shares issued for services during 2010:

During the first quarter of 2010, the Company authorized the issuance of 99,250 Shares to eight individuals for administrative, business, financial and legal services rendered to the Company and other consideration, which resulted in an aggregate compensation expense of $263,000.

During the second quarter of 2010, the Company authorized the issuance of 105,000 Shares to ten individuals for administrative, business, financial and legal service rendered to the Company and other consideration, which resulted in total compensation expense of $210,000.

Escrow Shares

On March 12, 2010, the Company set aside 12,500 Shares for future funding and other corporate transactions in order to meet current and contemplated terms and conditions of consulting and funding agreements to be held in reserve.

On April 27, 2010, the Company issued 100,000 Shares to be held in reserve in accordance with certain agreements between the Company and third parties.  These Shares are issued but not outstanding.

On May 6, 2010, the Company issued 12,500 Shares to be held in reserve in accordance with certain agreements between the Company and third parties.  These Shares are issued but not outstanding.

As of June 30, 2010, 130,000 Shares are still held in reserve.

Debt Purchase Agreements

On May 6, 2010, the Company issued Primary Finance 20,000 Shares at $0.80 per Share in partial satisfaction of notes of a principal amount of $16,000 in accordance with the terms and conditions of the Debt Purchase Agreement between Primary Finance, Ted Baer and the Company.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

 7.           STOCKHOLDERS’ DEFICIT - continued

Related Party Share Issuances for Services

On January 26, 2010, the Company authorized the issuance of 10,000 Shares at $6 per share to Tamara Atwell in the amount of $60,000 for services rendered to the Company and other consideration.

During the first quarter of 2010, the Company issued 46,293 Shares valued at $185,174 to Robert Atwell for accrued amounts.

During the second quarter of 2010, the Company issued 50,000 Shares valued at $100,000 to Robert Atwell and 25,000 Shares valued at $50,000 to George Jackson for accrued amounts.

Consulting Agreement with Ted Baer

On May 7, 2010, the Company entered into a Business and Legal Services Consultant Agreement (“TBA”) with Ted Baer (“Baer”), the Company’s entertainment legal counsel. The TBA, which expires on December 15, 2015, provides Baer with an annual fee of $240,000, which can be paid by the Company in either cash and/or stock. Baer is entitled to receive $97,030 in stock as payment for all of Baer’s outstanding stock invoices with the Company as of May 7, 2010. Baer received a signing bonus of 15,000 Shares, and is entitled to receive four $25,000 annual bonuses beginning on May 7, 2011. He will also receive 100,000 shares of the Company’s Class A Convertible Preferred Stock, 500,000 shares of the Company’s Class C Convertible Preferred Stock and 25,000 shares of the Company’s Class D Convertible Preferred Stock. He also will receive 5% of the Company’s Class A Convertible Preferred Stock on a non-dilutive basis during the term of his agreement. Baer shall be granted warrants (“Warrants”) entitling him to purchase One Million Dollars ($1,000,000) of Shares priced at ten per cent (10%) above the average bid trading price of the Shares for the three month period immediately preceding each exercise date of the Warrants. The Warrants shall expire upon the termination and/or expiration of this Agreement. The Company accounted for the Warrants as a derivative liability due to the unlimited amount of Shares issuable. The Company valued the warrant liability at $41,101 using the Black-Scholes model. Baer is also entitled to expense reimbursement as provided for in the TBA and in the event Baer becomes a member of the Company’s Board of Directors at a later date, he would be entitled to additional consideration at that time. On May 7, 2010, the Company issued Baer a convertible note for $200,518, representing all cash amounts due Baer as of May 7, 2010 (“BN”), see Note 4. As of June 30, 2010, amounts accrued under the current contract include $97,030 in stock due, $10,000 in Series A shares due, and $40,000 in consulting fees.

Consulting Agreement with Peter Jarowey

On May 24, 2010, the Company entered into a Business Consultant Agreement (“PJA”) with Peter Jarowey II (“Jarowey”). The PJA, which expires on December 15, 2015, provides Jarowey with an annual fee of $210,000, which can be paid by the Company in either cash and/or stock. Jarowey received a signing bonus of 15,000 Shares, and is entitled to receive four $25,000 annual bonuses beginning on May 24, 2011. He will also receive 100,000 shares of the Company’s Class A Convertible Preferred Stock, 500,000 shares of the Company’s Class C Convertible Preferred Stock and 25,000 shares of the Company’s Class D Convertible Preferred Stock. He also will receive 5% of the Company’s Class A Convertible Preferred Stock on a non-dilutive basis during the term of his agreement. Jarowey shall be granted warrants (“Warrants”) entitling him to purchase One Million Dollars ($1,000,000) of Shares priced at ten per cent (10%) above the average bid trading price of the Shares for the three month period immediately preceding each exercise date of the Warrants. The Warrants shall expire upon the termination and/or expiration of this Agreement. The Company accounted for the Warrants as a derivative liability due to the unlimited amount of Shares issuable. The Company valued the warrant liability at $41,101 using the Black-Scholes model. Jarowey is also entitled to expense reimbursement as provided for in the TBA and in the event Jarowey becomes a member of the Company’s Board of Directors at a later date, he would be entitled to additional consideration at that time. On May 24, 2010, the Company issued Jarowey a convertible note for $256,500, representing all cash amounts due Jarowey as of May 24, 2010, see Note 4. As of June 30, 2010, amounts accrued under the current contract include $10,000 in Series A shares due, and $26,250 in consulting fees.

Jarowey shall be entitled to receive a bonus of five per cent (5%) of the first $5,000,000, four per cent (4%) of the second $5,000,000, three per cent (3%) of the third $5,000,000, two per cent (2%) of funds raised between $15,000,000 and $30,000,000 and one per cent (1%) of funds raised in excess of $30,000,000 and received by the Company after all Costs have been deducted as a direct result of an introduction made by Jarowey and acknowledged by the Company in writing. Costs shall be defined as all actual, out-of-pocket third party costs up to a ceiling of ten per cent (10%) of the total amount received by the Company, including, but not limited to, additional financing fees, accounting fees, legal fees, registration costs and any other consultant fees related to the funding. Jarowey shall also have the option to receive the above bonus in either cash or in the Company’s Common and/or Class A Preferred Stock. All monies and/or stock received by Jarowey in connection to this provision shall be applied against any balance owed Jarowey in connection with the JN described herein.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

 7.           STOCKHOLDERS’ DEFICIT - continued

Jarowey shall also be entitled to receive an additional 10,000 shares of the Company’s Class A Preferred Stock for every $1,000,000 received by the Company after all Costs have been deducted as a direct result of an introduction made by Jarowey and acknowledged by the Company in writing.

Jarowey shall also be entitled to receive an increase in the Base Fee of ten per cent (10%) of the first $5,000,000, eight per cent (8%) of the second $5,000,000, six per cent (6%) of the third $5,000,000 four per cent (4%) of funds raised between $15,000,000 and $30,000,000 and two per cent (2%) of funds raised in excess of $30,000,000 and received by the Company after all Costs have been deducted as a direct result of an introduction made by Jarowey and acknowledged by the Company in writing.

Agreement with Holmes Hollister

On May 24, 2010, as part of the Business Consultant Agreement with Jarowey, the Company agreed to issue John B. Hollister III and Douglas Q. Holmes of Holes Hollister & Company (collectively “HHC”) $100,000 each, for a total amount of $200,000 collectively, in the Company’s Class G Preferred Stock as payment in full pursuant to the Financial Advisor Agreements dated August 11. 2009 entered into between the Company and Jarowey and HHC. On or after September 1, 2010, HHC shall have the right to convert any or all of their Class G Convertible Preferred Stock into Two Hundred Thousand Dollars ($200,000) in shares of fully paid and nonassessable shares of Common Stock at a price equal to the quarterly volume weighted average share price per share of Common Stock immediately prior to conversion. As of June 30, 2010, the Company has $200,000 included in accounts payable related to this agreement. See Note 8 for additional information.

8.           SUBSEQUENT EVENTS

Shares Issued

Between July 1 and August 20, 2010, the Company issued a total of 5,776,603 Shares. Of those Shares issued, the Company issued 2,174,000 Shares for services, 2,713,399 Shares to holders of convertible notes, 580,000 shares for debt retirement and 309,204 shares to brokerage and clearing firms in accordance with the rounding up provisions of the Company’s reverse stock split action which was effective on June 30, 2010. See below for additional disclosures.

Funds received from Convertible Note Holders

On July 21, 2010, the Company received an additional $34,800, with $43,500 due on maturity from NIR under terms similar to those disclosed in Note 4, above.

On August 20, 2010, the Company received an additional $121,200, with $151,500 due on maturity from NIR under terms similar to those disclosed in Note 4, above.

NIR Conversions

Between July 1 and August 20, 2010, the Company authorized the issuance of Shares to various note holders affiliated with NIR in connection with the NIR agreements entered into between the Company and NIR from December 2006 to December 2008.  As a result of the conversions, the Company issued the various note holders 1,855,399 Shares in satisfaction of the notes at an average conversion price of $0.019 based upon $34,911 in total amount converted.

JMJ Conversions

Between July 1 and August 20, 2010, the Company authorized the issuance of Shares to JMJ in connection with the JMJ agreements entered into between the Company and JMJ from August 2009 to August 2010.  As a result of the conversions, the Company issued the various note holders 858,000 Shares in satisfaction of the notes at an average conversion price of $0.012 based upon $10,200 in total amount converted.

Shares Issued for Services

Between July 1 and August 20, 2010, the Company issued 2,174,000 Shares at prices ranging from $0.0075 to $0.1240 per Share to various individuals and entities for services performed.  Services included investor relations, legal, public relations, and various other consulting services.

CAMELOT ENTERTAINMENT GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

8.           SUBSEQUENT EVENTS - continued

Debt Purchase Agreements

At various times during the period covered by this report, the Company issued Primary Finance LLC 270,000 Shares at prices ranging from $0.025 to $0.07 per share in partial satisfaction of notes of $40,000 in accordance with the terms and conditions of the Debt Purchase Agreement between Primary Finance LLC, Ted Baer and the Company.  The Company will determine the impact on its financial statements during the third quarter and expects to record an interest expense in connection with this agreement.

On August 6, 2010, the Company issued Optimus Prime Financial 310,000 Shares at $0.025 per share in partial satisfaction of notes of $25,000 in accordance with the terms and conditions of the Debt Purchase Agreement between Optimus Prime Financial, George Jackson and the Company.  The Company will determine the impact on its financial statements during the third quarter and expects to record an interest expense in connection with this agreement.

Preferred Stock Designations and Issuances

On August 6, 2010, the Company filed a preferred stock designation with the State of Delaware establishing Class G Convertible Preferred Stock.  The designation provides for 1,000,000 shares of Class G Convertible Preferred Stock.  The par value is $0.0001 per share for Class G Convertible Preferred Stock. The Class G Preferred converts to 50 Shares for every one share of Class F Preferred Stock. Each share of Class G Preferred Stock is entitled to one vote. Class G Preferred ranks superior to common stock and shall rank junior to all other classes of the Company’s Preferred Stock. On or after September 1, 2010, holders of Class G Convertible Preferred Stock shall have the right to convert any or all of their Class G Convertible Preferred Stock into Two Hundred Thousand Dollars ($200,000) in Shares at a price equal to the quarterly volume weighted average share price per share of Common Stock immediately prior to conversion. Pursuant to that conversion, holders of Class G Convertible Preferred Stock shall have the right to convert any or all of their Class G Convertible Preferred Stock into 50 Shares for each share of Class G Convertible Preferred Stock held up to a maximum value of $200,000. In addition, holders of Class G Convertible Preferred Stock will have the right to convert, as described below, upon an initial or secondary public offering of the Shares by the Company or in the event of a change in control as defined in the Rules and Regulations of the Securities and Exchange Commission. Notwithstanding the foregoing, at no time shall the conversion result in a holder of Class G Convertible Preferred Stock having greater than 9.9% of the Company’s outstanding Shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (the “Commission”).

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

Critical Accounting Estimates

The preparation of our financial statements is in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.  At June 30, 2010, significant accounting estimates relate to the fair value of our derivative liabilities.

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

We have identified certain policies as critical to our business operations and the understanding of our results of operations; see our annual report on Form 10-K for the year ended December 31, 2009 for these policies. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect our reported and expected financial results. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Going Concern Uncertainties

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the six months ended June 30, 2010, Camelot had $57,415 in revenue from film distribution, a net loss of $5,898,726 and at June 30, 2010 had a negative working capital of $6,155,303. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the six months ended June 30, 2010, the Company funded operations with cash on hand and through the issuance of $226,719 in convertible notes payable, in part from its $3,000,000 funding commitment with JMJ Financial and other agreements with NIR, $150,000 in notes payable received in connection with the completion of its first major film library asset acquisition, and funding provided by its officers and directors. In addition, the Company began generating revenues through its distribution operations. During the third quarter, the Company expects to generate additional revenues through its newly acquired film library and through increased sales generated by its distribution operations. However, current distribution and film library revenues alone are not sufficient to support operations alone without the ongoing funding described above. The Company currently has three additional acquisitions in various stages of negotiations, and is actively seeking funding to complete those acquisitions and provide further working capital for the Company in addition to the working capital commitments currently in place. Further, the Company is in the process of attempting to restructure its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and its Chief Executive Officer Robert Atwell.  However, especially due to various factors including the current worldwide economic conditions, there can be no assurances the Company's efforts will be successful. If these current conditions persist or worsen, the Company may have to delay its planned acquisitions and capital raising efforts.

Capital Structure

In accordance with the anti-dilutive provision of our agreement with TAG, the amount of Shares due TAG is calculated on an annual basis.  This anti-dilution provision to the agreement could have a material adverse effect on our stockholders as it might continue for a substantial period of time and as a result the dilutive effect to the stockholders cannot be fully determined until the funding from TAG ceases.

On June 30, 2010, the Company had 846,316 shares of its $0.0001 par value common stock (“Shares”) issued and 716,316 shares issued and outstanding.  Each Share is entitled to one vote on all matters put to a vote of our stockholders.  Our Shares rank junior to all of our preferred stock.  The difference between the issued and issued and outstanding is the 130,000 Shares reserved for issuance in connection with our ongoing financial transactions.

On June 30, 2010, there were 29,144,022 shares outstanding of our $0.0001 par value Class B Convertible Preferred Stock.  The Class B Preferred converts to ten Shares for every one share of Class B Preferred Stock.  Each share of Class B Preferred Stock is entitled to 1,000 votes on all matters put to a vote of our stockholders.  Class B Preferred ranks superior to all other classes of stock.  On June 30, 2010, there were 14,147,510 shares outstanding of our $0.0001 par value Class A Convertible Preferred Stock.  The Class A Preferred converts to four Shares for every one share of Class A Preferred Stock.  Each share of Class A Preferred Stock is entitled to 50 votes on all matters put to a vote of our stockholders.  Class A Preferred ranks superior to our common stock and junior to our Class B Preferred Stock.

On June 30, 2010, there were 7,151,500 shares outstanding of our $0.0001 par value Class C Convertible Preferred Stock.  The Class C Preferred converts to one Share for every one share of Class C Preferred Stock.  Each share of Class C Preferred Stock is entitled to one vote on all matters put to a vote of our stockholders.  Class C Preferred ranks superior to our common stock and junior to our Class A and B Preferred Stock.

On June 30, 2010, there were no shares outstanding of our $0.0001 par value Class D Convertible Preferred Stock.  The Class D Preferred converts to one Share for every one share of Class D Preferred Stock.  Each share of Class D Preferred Stock is entitled to one vote on all matters put to a vote of our stockholders.  Class D Preferred ranks superior to our common stock and junior to our Class A, B and C Preferred Stock.

On June 30, 2010, there were no shares outstanding of our $0.0001 par value Class E Convertible Preferred Stock.  The Class E Preferred converts to fifty Shares for every one share of Class E Preferred Stock.  Each share of Class E Preferred Stock is entitled to one vote on all matters put to a vote of our stockholders.  Class E Preferred ranks superior to our common stock and our Class A, C and D Preferred Stock, and ranks equal to our Class B Preferred Stock.

On June 30, 2010, there were 100,000 shares outstanding of our $0.0001 par value Class F Convertible Preferred Stock.  The Class F Preferred converts to ten Shares for every one share of Class F Preferred Stock.  Each share of Class F Preferred Stock is entitled to one vote on all matters put to a vote of our stockholders.  Class F Preferred ranks superior to our common stock and our Class A, C and D Preferred Stock, and ranks equal to our Class B and E Preferred Stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations

Overview

We are working to become a fully integrated, broad based entertainment company with planned future wide-ranging operations that we expect to encompass independent motion picture production and distribution, television programming, production and syndication, home video acquisition and distribution, digital media production and distribution, development and operation of studio facilities, development of new technologies, and distribution of filmed entertainment worldwide.  We seek to become a global leader in the creation, production, distribution, licensing and marketing of all form of creative content and their related businesses across all current and emerging media and platforms, with an initial focus on independent film.  If we are successful in implementing our business model, we could be one of the industry leaders in every aspect from independent feature film, television and home entertainment production and distribution to DVD, VOD, direct to consumer, digital distribution, licensing and entertainment related digital media.

To accomplish our goals, we are actively negotiating the acquisition of distribution, production and post-production companies, along with film, television and digital media libraries, as we prepare to enter into the production of our film slates during 2010 and 2011. Our business operations are divided up into four major divisions: Camelot Film Group, Camelot Distribution Group, Camelot Studio Group, and Camelot Production Services Group.

On April 28, 2010, our Camelot Film Group subsidiary purchased all of the assets of Liberation Entertainment, Inc. (“Liberation”), including 750 of Liberation’s 888-title film library initially, with the potential to add 138 more titles once ownership issues are cleared.  The current short term value of the library is approximately $3,000,000, and management expects the future value of the library to increase as the Company’s sales team exploits the library and as the Company continues to release new titles through its distribution subsidiaries.

During the first six months of 2010, the Company has already exceeded its revenue from prior years and has seen its total assets increase from $147,015 at December 31, 2009 to $3,255,030 at June 30, 2010. The Company also began collecting accounts receivable from its first library acquisition, collecting approximately $85,000 during the second quarter. While the Company took extensive, non-recurring, one-time charges during the second quarter of 2010, comprised mainly from employee and consultant agreements, including bonuses and other related expenses, it has continued to grow as it implements its business plan, with approximately twenty full time, part time, major consultants and interns on staff as of August 20, 2010.

With that first major acquisition now complete, our main focus is the completion of three additional acquisitions within our Camelot Film Group division and the continued growth of our distribution subsidiary, Camelot Distribution Group, including DarKnight Pictures.  During the past year, we executed three letters of intent to acquire a London-based film and television distribution company, a domestic based film library and a post production facility.  Our current plans are to close at least one of these acquisitions during the third quarter and no later than the fourth quarter of 2010.  Camelot Distribution Group, and its subsidiary DarKnight Pictures, have acquired distribution rights to twenty feature films since the addition of Jamie Thompson as President of Camelot Distribution Group in September 2009.  Once we have completed the planned corporate and film library acquisitions, we will be focusing on the funding and production of our first slate of films within our Camelot Films® subsidiary.

During the 2010 fiscal year, in addition to the planned acquisitions and the initial growth of Camelot Distribution Group, our focus has been on the ongoing development of projects within our Camelot Film Group division, while continuing to pursue opportunities through our Camelot Studio Group division.  The emergence of Camelot Film Group as it prepares to unveil its Camelot Production Model (“CPM”) in 2010 points to significant activity for us this year.  In order to implement our plans to become an international global media and entertainment company, it is critical that we build a solid foundation to build upon, and that begins with making sure that each division is carefully structured and that their respective business models are implemented in accordance with those designs.

The current focus of our operations is our Camelot Film Group division, where we have acquired several literary properties and gear up to begin possible physical production in 2010 on several projects in our production pipeline.  Veteran producer, H. Kaye Dyal, has been brought in to head up production for us in our Camelot Features division, and he has brought in several projects that are in various stages of development.

Fiscal year 2010 has also seen the emergence of our production and distribution division, Camelot Film Group, and the proprietary Camelot Films® Camelot Production Model (“CPM”), which we believe is designed to have mainstream appeal and franchise potential.  As currently envisioned, the CPM provides for the development, production, marketing and distribution of motion pictures by combining the efficiencies realized by studios of the early 1900’s with the artistic focus and diversity of today’s independent productions.  Using this approach, we believe the risk-reward relationship facing the typical film project can be dramatically shifted.  For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CPM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality.  Similarly, whereas many independent films are limited by the types of post production technology used, due in part to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum number of original motion pictures each year.  One benchmark of the CPM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

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

In addition, we have recently updated our web site, www.camelotent.com. Our updated web site allows us to provide more detail on our activities with regular updates. We plan to continue to update our web site to make it fully interactive and provide those accessing our site with the latest technical innovations and industry wise links. Our site is expected to provide digital downloading capability, previews, film clips, distance learning, IPTV channels, blogs, user email, retail outlets, screenplay and film submissions, uploading capability and consumer interactive sections, including a consumer film review section where the public can submit their own personalized film, television and digital media reviews in addition to reviews of the commercial products featured in the film, television and digital media productions.

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

Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long-term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful as an indication of future performance. Our current liquidity and capital resources are provided principally through our current agreements with NIR, JMJ Financial, and TAG, which are discussed below under Recent Financing.  During the six months ended June 30, 2010, we had $57,415 in revenues realized from distribution operations, along with negative working capital of $6,155,303, due in part to accounting for consideration due to our officers, employees and third party consultants and their respective contracts, bonuses and related items. Should the Company suffer the loss of financial support from our affiliates, lenders and debt holders, and should we not be able to continue to grow our distribution revenues and further fail to secure a successful source of additional financial resources in the future, when combined with the above conditions, this could raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans with respect to the current situation consists of restructuring our debt and seeking additional financial resources from existing lenders, note holders and our officers and directors.

During the past three months, we have received expense and financial advances from our Chief Executive Officer, Robert Atwell, and entities under his control, including TAG.

Entry into Material Definitive Agreements

CMBG Advisors, Inc. and Clarity Partners I, LLC

On April 29, 2010, the Company’s Board of Directors ratified an Asset Purchase Agreement (“APA”) between CFG and CMBG Advisors, Inc. (“CMBG”), and a Preferred Stock Purchase Agreement (“PSPA”) between the Company and Clarity Partners I, LLC, a wholly owned affiliate of Clarity Partners LP and its affiliated funds (“Clarity”) (collectively the “Liberation Agreements”) whereby CFG purchased all of the available assets of Liberation Entertainment, Inc. (“Liberation”), , including 750 of Liberation’s 888 title film library initially, with the potential to add 138 more titles once ownership issues are resolved (collectively, the “Liberation Assets”).  The consideration paid, including the APA purchase price paid to CMBG and the PSPA purchase price paid to Clarity, totaled $3,900,000 and could eventually rise to $4,430,000 due to certain covenants contained within the Liberation Agreements, split between Liberation’s creditors and Clarity.  The consideration was paid in cash and in the Company’s common and preferred stock, as described in more detail below.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Incentive Capital, LLC

On April 29, 2010, the Company’s Board of Directors ratified a Promissory Note Term Loan Agreement (“IC Note”) and related documents (collectively the “IC Agreements”) between CFG and Incentive Capital, LLC. (“IC”), whereby CFG received $650,000, the proceeds of which will be used in part for the purchase of the Liberation Assets.  The IC Agreements were signed and effective on April 27, 2010 and $500,000 of the funds were transferred on April 29, 2010. The balance of funds, $150,000, was transferred to CFG in two installments between May 15, 2010 and June 27, 2010.

Pursuant to the IC Agreements, the principal amount together with accrued interest is due on January 31, 2011.  IC advanced the initial principal amount of $500,000 to CFG and subsequently transferred $60,000, $45,000 and $45,000 prior to June 27, 2010. CFG will pay 1.50% interest per month on the principal amount of the note.  CFG will pay IC a minimum of 6 months of interest with interest only payments commencing on May 27, 2010, and continuing on the 27th day of each consecutive month until the Note is paid in full.  As of June 30, 2010, all payments have been made as agreed.

As security for these notes, CFG, Camelot Distribution Group, the Company and Robert P. Atwell, the Company’s Chairman, President and CEO, all issued commercial guaranty agreements to IC guaranteeing the payment of the IC Note.  In addition, the Company issued shares of its Class F Convertible Preferred Stock to IC to be held as additional security for the IC Note until the IC Note is paid in full.

Other Events: Non-Binding Letters of Intent to Acquire Post Production Company, TV Distribution Company and Film Library

On August 25, 2009, we entered into a non-binding letter of intent to acquire all of the outstanding stock of a post-production film studio located in the United States (the “Target Studio”).  The terms and conditions of that letter of intent are being revised and are currently being negotiated between the Company and the other party to become part of the final acquisition agreement. The Company expects to either close this transaction during the third quarter of 2010 or to explore the possibility of acquiring a different post-production facility.

On August 29, 2009, we entered into a non-binding letter of intent to acquire all of the outstanding stock of a film and television distribution company located in the United Kingdom (the “Target Distribution Company”).  The terms and conditions of that letter of intent are being revised and we expect to commence negotiations on a revised transaction during the third and fourth quarter of 2010 as market conditions stabilize.

During the fourth quarter of 2009, we negotiated a letter of intent to acquire a film library from an established film and television distribution company located in the United States.  Those negotiations continue and we expect to close this transaction during the fourth quarter of 2010.

The above transactions were delayed in part due to rapidly changing market conditions, the tightening of the credit markets and the additional and unforeseen resource commitment required to secure the Liberation Assets, which we closed on April 28, 2010.

The Atwell Group

During the six months ended, June 30, 2010, TAG and its affiliates have paid for $78,322 in expenses and advanced $5,260 in funds to us or on our behalf as needed.

RESULTS OF OPERATIONS

General

Available Information and Website

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge at the Commission’s website, www.sec.gov, and on our website at www.camelotent.com as soon as reasonably practicable after such reports are electronically filed with the Commission.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

THREE MONTH PERIOD JUNE 30, 2010, COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2009 (UNAUDITED).

We generated $23,338 in revenue during the three months ended June 30, 2010; we did not generate any revenue during the three months ended June 30, 2009.

All expenses incurred during the comparative periods were general and administrative in nature except during this period the Company allocated $82,612 to cost of film-related revenue. Total cost of sales for the quarter ended June 30, 2010 was $82,612, as compared with costs of sales of $0 for the quarter ended June 30, 2009.

General and administrative expenses were $4,451,587 for the three months ended June 30, 2010, compared to $266,710 for the three months ended June 30, 2009.  The increase in our expenses is primarily due to increased payroll costs, legal fees, officer salaries and related expenses, non-recurring, one-time charges, travel, and professional fees and services for that period.

The general and administrative expenses for the three months ended June 30, 2010 were comprised of: $3,127,500 in officers salaries, related expenses and non-recurring, one-time charges; $24,000 in accounting fees; $260,767 in legal fees; $794,357 in professional services; rent of $30,475; marketing costs of $55,168; stock transfer fees and costs of $3,000; administrative costs and other fees of $74,319; health insurance costs of $14,943; travel costs of $7,465; payroll costs and taxes of $87,772; telephone costs of $3,642, and tax accrual for officer $22,000.

The general and administrative expenses for the three months ended June 30, 2009 were comprised of: $142,500 in officers salaries; $16,700 in accounting fees; $10,946 in legal fees; $15,000 in professional services; rent of $4,835; marketing costs of $33,351; stock transfer fees and costs of $15,850; administrative costs and other fees of $23,628; health insurance costs of $0; travel costs of $4,000; payroll costs and taxes of $0.

Other income (expense) for the three months ended June 30, 2010, was ($9,077) which consisted of a gain of $152,352 from the change in the fair value of our derivative liabilities on our convertible notes and preferred stock.  Interest expense during the three months ended June 30, 2010 was $143,275 which consisted mostly of expenses related to the interest accrual from convertible notes payable from NIR and JMJ.  During the three months ended June 30, 2009, other income (expense) of $9,523 consisted of a gain on derivative liabilities of $259,683, and interest expense of $250,160.

SIX MONTH PERIOD JUNE 30, 2010, COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2009 (UNAUDITED).

We generated $57,415 in revenue during the six months ended June 30, 2010, we did not generate any revenue during the six months ended June 30, 2009.

All expenses incurred during the comparative periods were general and administrative in nature except during this period the company allocated $167,761 to cost of film related revenue along with the allocation of $24,328 of payroll related costs.  Additionally, we issued Shares as bonuses to film distribution staff during the quarter for $30,000 and this amount was included in the cost of sales amount for the quarter.  Total cost of sales for the period ended, June 30, 2010 was $167,761.

General and administrative expenses were $5,392,010 for the six months ended June 30, 2010, compared to $472,842 for the six months ended June 30, 2009.  The increase in our expenses is primarily due to increased payroll costs, legal fees, officer salaries and related expenses, non-recurring, one-time charges, travel, and professional fees and services for that period.

The general and administrative expenses for the six months ended June 30, 2010 were comprised of: $3,486,552 in officers salaries, related expenses and non-recurring, one-time charges; $34,000 in accounting fees; $503,250 in legal fees; $980,857 in professional services; rent of $57,925; marketing costs of $77,316; stock transfer fees and costs of $6,500; administrative costs and other fees of $111,451; health and other insurance costs of $19,267; travel costs of $15,545; payroll costs and taxes of $141,290; telephone costs of $6,109.

The general and administrative expenses for the six months ended June 30, 2009 were comprised of: $285,000 in officers salaries; $28,700 in accounting fees; $17,842 in legal fees; $30,468 in professional services; rent of $11,668; marketing costs of $39,251; stock transfer fees and costs of $22,839; administrative costs and other fees of $37,640.

Other income (expense) for the six months ended June 30, 2010, was ($396,370) which consisted of a loss of $174,593 from the change in the fair value of our derivative liabilities on our convertible note and preferred stock. Interest expense during the six months ended June 30, 2010 was $221,777 which consisted mostly of expenses related to the interest accrual from convertible notes payable from NIR and JMJ.  During the six months ended June 30, 2009, other income (expense) of ($703,300) consisted of a gain on derivative liabilities of $185,889, and interest expense of $889,189.

ITEM3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

 ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission and that information required to be disclosed is accumulated and communicated to our management to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of June 30, 2010, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below. Management believes that subsequent to June 30, 2010, with the addition of new internal reporting systems and additional accounting personnel and advisors, it is taking steps to remedy these material weaknesses in our internal control over financial reporting disclosure controls and procedures so that they could become effective in the future to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 4.  CONTROLS AND PROCEDURES - continued

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The management has identified the following three material weaknesses which have caused the management to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2010:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

There have been no events which are required to be reported under this item.

ITEM 6.	EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT ENTERTAINMENT GROUP, INC.

Date: August 23, 2010	By:	/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2010	By:	/s/ George Jackson
George Jackson
Prior Chief Financial Officer
Date: August 23, 2010	By:	/s/ Steven Istock
Steve Istock Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)