Form 10-Q
period 2010-09-30
Camelot Entertainment Group, Inc.
filed 2010-11-22
CIK 1115818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of November 22, 2010, the Registrant had issued and outstanding 1,847,832,363 shares of Common Stock, and 59,148,401 issued and outstanding shares of Preferred Stock, Class A, B, C, D, E, F and G.

CAMELOT ENTERTAINMENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Camelot Entertainment Group, Inc.
Balance Sheets
(unaudited)

ASSETS	As of	As of
	September 30,	December 31,
	2010	2009

Current Assets:
Cash	$13,392	$56,320
Prepaid Expenses	9,470	53,345
Accounts Receivable	98,679	-
Script Costs	150,000	-
Total Current Assets	271,541	109,665
Property and Equipment, Net of Accumulated Depreciation $900	10,840	-
Script Costs	43,343	37,350
Accounts Receivable	80,976	-
Film Library, Net of Accumulated Amortization $135,000	2,857,496	-
Total Assets	$3,264,196	$147,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,214,598	$529,759
Accrued Expenses to Related Parties	3,712,001	627,584
Deferred Revenues	266,975	-
Secured Convertible Notes Payable, net of discount of $286,757 and $167,030, respectively	10,103	364,504
Derivative Liability - Conversion Feature	160,339	121,828
Notes Payable	1,073,599	-
Contingent Liability Film Library Acquisition	167,094	-
Total Current Liabilities	6,604,709	1,643,675

Long Term Liabilities:
Derivative Liability - Preferred Stock Series A, B, and C	71,871	21,620
Convertible Notes Payable – net of discount $510,835 and $409,486, respectively	599,581	309,657
Derivative Liability – Conversion Features	1,212,793	512,198
Series E Liability	2,281,557	-
Total Long Term Liabilities	4,165,802	843,475

Total Liabilities	10,770,511	2,487,150

Series A, B, C, D, E, F and G Convertible Preferred Stock	102,068	56,505
Par value $0.0001 per share, 100,000,000 shares authorized: 21,896,901(A), 30,000,000(B), 7,151,500(C) and 100,000(F) shares issued and outstanding as of September 30, 2010
Par value $0.0001 per share, 50,000,000 shares authorized: 10,147,510(A), 9,896,510(B) and 7,151,500(C) shares issued and outstanding as of December 31, 2009

Stockholders' Deficit

Common Stock;
Par value $0.0001 per share; authorized 19,900,000,000 shares; 197,786,760 shares issued and outstanding as of September 30, 2010	19,779	15
153,067 issued and 148,067 shares outstanding as of December 31, 2009
Additional Paid-in Capital	21,363,199	18,568,168
Accumulated Deficit	(28,991,361)	(20,964,823)

Total Stockholders' Deficit	(7,608,383)	(2,396,640)

Total Liabilities and Stockholders' Deficit	$3,264,196	$147,015

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc.
Statements of Operations
(unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

REVENUES	$53,714	$-	$111,130	$-

EXPENSES
Cost of Revenues	121,587	-	289,348	-
General and Administrative	1,306,346	657,729	6,698,358	1,130,572
Total Expenses	1,427,933	657,729	6,987,706	1,130,572

NET OPERATING LOSS	(1,374,219)	(657,729)	(6,876,576)	(1,130,572)

OTHER INCOME (EXPENSES)
Interest Expense	(487,819)	(1,292,432)	(709,596)	(2,181,621)
Interest Income	2,000	-	2,000
Gain (Loss) on Derivative Liabilities	(267,772)	(166,259)	(442,365)	19,630
Total Other Income (Expenses)	(753,591)	(1,458,691)	(1,149,961)	(2,161,991)

NET LOSS	$(2,127,810)	$(2,116,420)	$(8,026,537)	$(3,292,563)

BASIC AND DILUTIVE LOSS PER COMMON SHARE	$(0.08)	$(131.72)	$(0.91)	$(575.62)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	25,603,458	16,068	8,801,874	5,720

The accompanying notes are an integral part of theses financial statements.

Camelot Entertainment Group, Inc
Statements of Cash Flows
(unaudited)
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(8,026,537)	$(3,292,563)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	162,900	-
Amortization of debt discount	251,955	507,621
Loss (gain) on change in fair value of derivative liabilities	442,365	(19,630)
Common stock issued for services	845,554	410,409
Common stock issued for related party services and debt conversion agreements	660,651	1,662,519
Preferred stock issued to related parties	69,415	-
Change in assets and liabilities:
Accounts receivable	112,097	-
Other current assets	43,876	(29,495)
Accounts payable and accrued liabilities	1,426,812	91,319
Accrued liabilities due to related parties	3,260,025	355,929
Deferred revenue	266,975	-
Cash used in operating activities	(483,912)	(313,891)

Cash flows from investing activities:
Purchase of property and equipment	(10,819)	-
Script costs	(185,915)	(2,500)
Cash paid for Film Library	(500,000)	-
Cash used in investing activities	(696,734)	(2,500)

Cash flows from financing activities:
Proceeds from convertible notes payable	487,719	200,000
Proceeds from notes payable	650,000	-
Advances from affiliate / shareholders loans	83,582	640,937
Payments on affiliate / shareholder loans	(83,582)	(272,983)
Cash used in financing activities	(1,137,719)	567,954

Increase (decrease) in cash	(42,929)	251,563

Cash at beginning of period	77,332	175

Cash at the end of the period	$34,403	$251,738

Non-cash investing and financing transactions:
Creation of additional debt discount	$716,342	$-
Stock issued for debt and liability conversion	$960,978	$1,366,457
Derivative liability relieved by conversion	$222,332	$66,326
Accrued salaries relieved with issuance of common stock	$168,400	$63,000
Net assets acquired with liabilities and equity	$2,772,250	$-
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

On April 28, 2010, the Company, completed the purchase of the Liberation Entertainment, Inc. assets from CMBG Advisors, Inc. Under the Asset Purchase Agreement, as more fully described below, the Company acquired the Liberation Entertainment, Inc. film and television library, which includes most of the current license agreements, contract rights, inventory, elements and marketing material. The acquisition will enhance the Company's total library value by adding between 750 and 888 film and television titles to its current library, depending upon final disposition of available film elements, rights, etc. At the time of the transaction, there were no material relationships between the seller and the Company, or any of its affiliates. The Company did not acquire and/or assume any liabilities of Liberation Entertainment, Inc. as a result of the transaction. See Note 3 for additional information.

At September 30, 2010, the Company had a total of twelve employees and approximately nine consultants, who provide services to the Company on an as-needed basis.  The Company also retains independent contractors on a project-by-project basis.

Basis of Presentation

Camelot is no longer considered to be a development stage enterprise in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). Consequently, Camelot has presented these financial statements in accordance with the regular guidance, for the nine months from January 1, 2010 to September 30, 2010. The Company has not presented the statement of stockholders’ deficit for the nine months ended September 30, 2010, as the significant transactions relate to the issuance of Shares issued for services and conversions of debt, which are described in Notes 4 and 7.

The accompanying unaudited financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, pursuant to the rules of the regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent calendar year 2009 as reported in the Company’s Form 10-K have been omitted.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. In the opinion of Camelot’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the financial statements and related notes thereto which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.  As of September 30, 2010, these amounts consisted primarily of a $250,000 deposit in which was received for the sale of a film license whereby the license period commenced immediately after quarter end. In addition, all costs incurred in connection with this contract were capitalized and included within the current portion of Script Costs on the accompanying balance sheet.

Earnings (Loss) per Share

Basic earnings (loss) per share are based on the weighted average number of shares of common stock (“Shares”) outstanding during the period.  Diluted earnings (loss) per share also includes the effect of stock options, other common stock equivalents outstanding during the during the period, and assumes the conversion of the Company’s Class A, B, C, D, E, F and G preferred stock and conversion of convertible notes payable for the period of time such stock and notes were outstanding, if such preferred stock and convertible notes are dilutive.

The following table sets forth the computation of the numerator and of basic and diluted loss per share for the three and nine months ended September 30, 2010 and 2009. There were no adjustments to the denominator.

	Three Months Ended,		Nine Months Ended,
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Weighted average common shares outstanding	25,603,458	16,068	8,801,874	5,720
used in calculating basic earnings (loss) per share

Effect of dilutive convertible preferred stock and convertible notes payable	2,037,168.258	127,268	2,037,168,258	127,268

Weighted average common shares outstanding used in calculating diluted earnings (loss) per share	2,062,771,716	143,336	2,045,970,132	132,988
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

2.            GOING CONCERN

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the nine months ended September 30, 2010, Camelot recognized $111,130 in revenue from film distribution, a net loss of $8,026,537 and at September 30, 2010 had a negative working capital of $6,333,168. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

2.           GOING CONCERN - continued

During the nine months ended September 30, 2010, the Company funded operations with cash on hand, cash flows from the distribution operations, $500,000 in additional convertible notes payable, in part from its funding commitments with JMJ Financial and agreements with NIR, $150,000 in notes payable received in connection with the completion of its first major film library asset acquisition, funding provided by its officers and directors. In addition, the Company began generating revenues through its distribution operations. During the fourth quarter, the Company expects to generate additional revenues generated through its newly acquired film library and through increased sales generated by its distribution operations. However, current distribution and film library revenues alone are not sufficient to support operations alone without the ongoing funding described above. Further, the Company is in the process of attempting to restructure its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and it’s Chief Executive Officer Robert Atwell.  However, especially due to various factors including the current worldwide economic conditions, there can be no assurances the Company's efforts will be successful. If these current conditions persist or worsen, the Company may have to delay its planned operations and capital raising efforts.

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

On April 29, 2010, the Company’s Board of Directors ratified an Asset Purchase Agreement (“APA”) between Camelot Film Group (“CFG”), a wholly owned subsidiary of the Company, and CMBG Advisors, Inc. (“CMBG”), and a Preferred Stock Purchase Agreement (“PSPA”) between the Company and Clarity Partners I, LLC (“Clarity”) (collectively the “Liberation Agreements”) whereby CFG purchased all of the available assets of Liberation Entertainment, Inc. as of the Closing Date (“Liberation”), including 750 of Liberation’s 888 title film library initially, with the potential to add 138 more titles once ownership issues are resolved.  The consideration paid, including the APA purchase price paid to CMBG and the PSPA purchase price paid to Clarity, totaled $3,900,000 and could eventually rise to $4,430,000 due to certain covenants contained within the Liberation Agreements, split between Liberation’s creditors and Clarity.  The consideration was paid in cash and in the Company’s common and preferred stock, as described in more detail below. See below for accounting treatment.

Pursuant to the Liberation Agreements, on April 28, 2010, CFG acquired all of the available Liberation Assets, including its film library and other tangible and intangible assets, from CMBG as the Assignee for the Benefit of Creditors of Liberation and pursuant to an agreement between the Company and Clarity dated April 27, 2010 to facilitate the sale of the Liberation Assets to CFG.  CFG paid $500,000 to CMBG in cash with an additional $450,000 in the Company’s common stock (“Shares”) or cash due 180 days after the date that CMBG supplies a final list of Liberation creditors entitled to receive the Shares.  As additional consideration for a specific asset of Liberation, on or before the one-year anniversary of the Closing Date, the Company will pay a minimum of $90,000 or a maximum of $120,000 in cash to CMBG.  During this first year, CFG will pay CMBG a monthly fee of 20% of the first $15,000 collected by CFG in connection with a specific asset of Liberation, after deducting CFG’s actual, out-of-pocket costs incurred in connection with the specific asset.  Once CFG fully-recoups its actual out-of-pocket costs during the first year, CMBG will receive 10% of all monies CFG collects from that specific asset during the first year, up to the minimum $90,000 in additional consideration.  Notwithstanding the foregoing, if CFG is unable to secure certain additional rights of the specific asset, then CFG would have to pay CMBG an additional $30,000 for a total of $120,000 in maximum additional consideration.  Further, CFG paid an additional $10,000 to CMBG at the Closing as payment for potential transfer taxes. During the nine months ended September 30, 2010, the Company incurred an approximate liability of $3,600 to CMBG in connection with the revenue sharing agreement described herein, subject to expense allocation deductions, which shall be determined no later than December 31, 2010, at which time the Company will record the final expense and/or liability.

In exchange for Clarity withdrawing its claim for approximately $19,270,000 in secured debt issued by Liberation, the Company issued $2,500,000 in face amount of its Class E Convertible Preferred Stock (“Class E”) to Clarity.  During each quarter in the 3-year period following the Closing Date, beginning in the quarter ended June 30, 2010, Clarity shall have the right to convert shares of Class E equal to $208,333 of face amount into common shares with such conversion price equal to the quarterly volume weighted average price per share.  As further consideration, the Company will pay Clarity an additional $350,000 either in cash or in common shares in connection with a specific asset of Liberation, with the Company paying Clarity 60% of the net revenue generated by the specific asset and received by the Company during the one-year period following the closing date up to a maximum of $350,000. Further, in the event that as of April 30, 2011, the Company has not (a) closed one of the three remaining contemplated acquisitions; or (b) the Class E does not have a value of $3,125,000; or (c) the Company has not completed a financing resulting in a net to the Company of at least $10,000,000, then the Company will pay Clarity up to $500,000 in maximum additional consideration. During the nine months ended September 30, 2010, the Company incurred an approximate liability of $7,600 to Clarity in connection with the revenue sharing agreement described herein, subject to expense allocation deductions to determine the final net revenue number for each quarter in 2010, which shall be determined no later than December 31, 2010, at which time the Company will record the final expense and/or liability.

 3.           LIBRARY ACQUISITION - continued

The following consideration was paid in connection with the asset acquisition:

Cash Paid to CMBG	$500,000
Note Payable to CMBG	433,599
Deferred Payments to CMBG	83,395
Class E Convertible Preferred Stock issued to Clarity	2,171,558
Contingent Consideration Payable to Clarity	83,698
Total Consideration	$3,272,250

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

In order to perform the purchase price allocation, the Library Assets were valued, including the 750 of Liberation’s 888 title film libraries initially, with the potential to add 138 more titles once title issues are cleared. This asset was valued based on the appropriate application of the Income Approach to the future incomes streams for each title in the library. The carrying value of the assets was supported by the future expected cash flows. In addition, the Company intends to amortize the library over its expected revenue stream of 10 years. During the nine months ended September 30, 2010, the Company amortized $135,000 to cost of revenues. The Company has not finalized the purchase allocation, valuation and could potential make additional changes to the allocations and current fair values as estimates are refined. The Company intends to disclose these changes, if any, in future periods.

4.            NOTES PAYABLE

Prior Year NIR Funding

As of September 30, 2010, the principal balances of the convertible notes payable to NIR and its affiliates (collectively, “NIR”) were approximately $912,721 with a remaining discount of $376,628. In addition, Camelot amortized $76,504 of the discount on the convertible note payable to interest expense during the same period.

Current Year NIR Funding

On July 21, 2010, the Company’s board of directors ratified a Securities Purchase Agreement entered into between the Company and AJW Partners, LLC, AJW Partners II, LLC, AJW Master Fund, Ltd, AJW Master Fund II, Ltd, and New Millennium Capital Partners III, LLC (collectively “Note Holders”), all affiliates of NIR.  Under the terms of the Securities Purchase Agreement, New Millennium Capital Partners II, LLC, purchased an aggregate of $500,000 in callable convertible secured notes in exchange for a $400,000 cash infusion.  The Company received the proceeds from these transactions as follows: $34,800 on July 23, 2010, $121,200 on August 20, 2010 and $244,000 on October 18, 2010 (see Note 8, Subsequent Events).  The proceeds of these notes will be used for operating purposes.  The Company recorded an increase to the discount on convertible notes payable of $195,000 in connection with the embedded conversion feature associated with these convertible notes payable, see below for additional information. The premium paid for the transactions during the nine months ended September 30, 2010, was $39,000 of which is included in the discount and amortized over the term of the convertible note payable.

These notes carry an interest rate of 10% and a maturity date ranging from of July 23, 2013 to October 18, 2013.  The notes are convertible into common shares (“Shares”) at a variable conversion price.  The variable conversion price is equal to the applicable percentage of 45% multiplied by the average of the lowest three trading prices for Shares during the 20 trading day period before conversion.

At various times in 2010, the Company’s board of directors ratified an agreement entered into between the Company and New Millennium Capital Partners II, LLC, an affiliate of NIR, and entered into a Securities Purchase Agreement.  Under the terms of the Securities Purchase Agreement, New Millennium Capital Partners II, LLC, purchased an aggregate of $75,000 in callable convertible secured notes.  The Company received the proceeds from these transactions as follows: $25,000 in February, $25,000 in April and $25,000 and $26,719 in May of 2010.  The proceeds of these notes were used for operating purposes.  The Company recorded an increase to the discount on convertible notes payable of $75,000 in connection with the embedded conversion feature associated with these convertible notes payable, see below for additional information.

4.            NOTES PAYABLE - continued

These notes carry an interest rate of 10% and a maturity date ranging from of February 18, 2013 to May 5, 2013.  The notes are convertible into Shares at a variable conversion price.  The variable conversion price is equal to the applicable percentage of 45% multiplied by the average of the lowest three trading prices for Shares during the 20 trading day period before conversion.

In reference to the above notes, at its option, Camelot may prepay these Notes if no default exists and there are a sufficient number of shares available for conversion of the Notes and the common stock is trading below the Initial Market Price, as adjusted, which was established at the closing bid price of the stock as of the effective date of the note.  In addition, the Company has granted the note holders a security interest in substantially all of its assets and intellectual property, excluding Camelot Studio Group and Camelot Film Group, as well as demand registration rights.

The Note holders have contractually agreed to restrict their ability to convert Notes into Shares such that the number of Shares held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding Shares.

Camelot evaluated the convertible notes under current FASB standards and determined that the convertible notes contained compound embedded derivative liabilities, which required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. As a result, upon issuance the Company recorded an embedded derivative liability of $288,948 with the offset as a discount to the notes and a day one charge of $18,948 during the nine months ended September 30, 2010. The discounts are being amortized over the term of the notes using the effective interest method.

JMJ Financial Funding Agreement

On September 3, 2009, the Company’s board of directors ratified an agreement with JMJ Financial entered into on August 18, 2009.  JMJ Financial and the Company entered into a financing agreement in which JMJ Financial would loan $3,000,000 to the Company over a period of two years through six $500,000 convertible promissory notes.

The Company received an initial $100,000 on August 26, 2009 and the next $100,000 loan was made on October 1, 2009.  The Company received $100,000 on November 2, 2009, $50,000 on December 1, 2009, $50,000 on December 29, 2010, $50,000 on February 1, 2010, $25,000 on March 11, 2010, $25,000 on March 30, 2010, $25,000 on April 28, 2010, $50,000 on September 8, 2010, $35,000 on September 15, 2010, and $20,000 on September 29, 2010; totaling proceeds of $630,000 to date and $230,000 during the nine months ended September 30, 2010.

As of September 30, 2010, the principal balances of these notes were approximately $494,555 and unamortized discount of $420,964. In addition, Camelot amortized $65,458 of the discount on the convertible note payable to interest expense during the same period.

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

Camelot evaluated the convertible notes under current FASB standards and determined that the Convertible notes contained compound embedded derivative liabilities in which required bifurcation from the note instrument and required an estimate of its fair market value. The fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. As a result upon issuance, the Company recorded an embedded derivative liability of $298,360 with the offset as a discount to the notes and a day one charge of $68,360 during the nine months ended September 30, 2010. The discounts are being amortized over the term of the note using the effective interest method.

Derivative Liabilities Related to Convertible Instruments

As of September 30, 2010, Camelot estimated the fair value of the embedded conversion feature liabilities to be a total of $1,290,812 resulting in a loss on derivative liability presented in the statement of operations for the nine months ended September 30, 2010 of $442,365.

At September 30, 2010, the fair market value of the compound embedded derivative was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing 0.10% per month, reset events projected to occur 5% of the time and the Company was not in default, the Company would trigger redemption of the note when available, alternative financing would be initially available to redeem the note and start to increase monthly by 10% of the notes to a maximum of 75% and the trading volume would increase at 1% per month.

4.            NOTES PAYABLE - continued

NIR and JMJ Conversions of Convertible Liabilities

During the nine months ended September 30, 2010, NIR and affiliate holders of convertible notes converted $234,598 resulting in the issuance of 1,607,282,399 Shares.  Upon conversion, the Company reclassified approximately $56,424 of the derivative to additional paid-in capital.

During the nine months ended September 30, 2010, JMJ holders of convertible notes converted $135,445 resulting in the issuance of 399,958,000 Shares.  Upon conversion, the Company reclassified approximately $165,908 of the compound derivative to additional paid-in capital.

 In the event of full conversion of the aggregate principal amount of outstanding notes of approximately $1,407,276 as of September 30, 2010, the Company would have to issued approximately 670,612,987 Shares.  However, due to contractual limitations, the most that could be converted in any singular conversion by either NIR or JMJ is approximately 67,000,000 Shares total, or 4.99% of the outstanding for each holder. In addition, there are contractual limitations that could be imposed by Camelot that would result in the inability of the note holders to convert during any given 30-day period. There is no limit to the number of shares that Camelot may be required to issue upon conversion of the notes, as it is dependent upon Camelot’s share price, which varies from day to day. This could cause significant downward pressure on the price of Camelot’s common stock.

Baer Convertible Note

On May 7, 2010, the Company issued Ted Baer (“Baer”) a convertible note for $200,518, representing all cash amounts due Baer as of May 7, 2010 (“BN”). On September 7, 2010, Baer converted the BN into the Company’s common stock. For additional details, see Note 7.

Jarowey Convertible Note

On May 24, 2010, the Company issued Peter Jarowey II (“Jarowey”) a convertible note for $256,500, representing all cash amounts due Jarowey as of May 24, 2010 (“JN”). On September 7, 2010, Jarowey converted the JN into the Company’s common stock. For additional details, see Note 7.

Incentive Capital Transaction

On April 29, 2010, the Company’s Board of Directors ratified a Promissory Note Term Loan Agreement and related documents (collectively the “IC Agreements”) between CFG (“CFG”), a wholly owned subsidiary of the Company, and Incentive Capital, LLC, (“IC)” whereby CFG received $650,000, the proceeds of which will be utilized in part for the purchase of the Liberation assets, in a transaction described above in Note 3, and part for operating expenditures.  The IC Agreements were signed and effective on April 27, 2010 and $500,000 of the funds were transferred on April 29, 2010. The balance of funds, $150,000, was transferred to CFG in two installments between May 15, 2010 and June 27, 2010. The notes are due January 31, 2011, incur interest at 18% per annum and are secured by the library. In addition, the Company’s CEO has personally guaranteed the notes.

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

4.            NOTES PAYABLE - continued

In the event CFG fails to meet the Minimum Sales Target by the Deadline, then interest shall accrue on the “Deficiency Amount” (defined as the difference between CFG’s actual Liberation assets gross sales revenue and the Minimum Sales Target) at the rate of 1.50% per month (the “Shortfall Interest”), commencing as of the Deadline. CFG shall make monthly payments of all accrued but unpaid Shortfall Interest on the last day of each such month thereafter where there is accrued but unpaid Shortfall Interest, which payments shall be made in cash or the “Cash Equivalent Stock” of the Company’s common tradable stock, in CFG’s discretion.  Cash Equivalent Stock shall be valued at the point of sale and shall be the actual sale price of the stock.  As of September 30, 2010, the Company has not record any liability in connection with this contingency.

In each month as of the date hereof where “Camelot Revenue” (as defined in the Security and Participation Agreement) from CFG’s exploitation of the Liberation Assets is greater than $150,000 but less than $200,000 for that month, then in lieu of the Participation provided for in Paragraph 2 of the Participation Agreement, CFG shall make Participation Payments to Lender equal to 13% of the said Revenues.  In each such month where Camelot Revenues from CFG’s exploitation of the Liberation Assets are equal to or greater than $200,000 for that month, then in lieu of the payments provided for in Paragraph 2 of the Participation Agreement or in the above sentence, CFG shall make Participation Payments to Lender equal to 15% of the gross of said Revenues.  Notwithstanding the foregoing increased Participation Payment percentages (collectively or separately the “Increased Participation Amounts”), once CFG has made total Participation Payments to Lender in the amount of $375,000 in the aggregate during any one year period, commencing as of April 27, 2010, then on the next month after the month in which Lender has received total Participation Payments of $375,000, Lender shall only receive Participation Payments equal to 10% of Camelot’s Revenues as set forth in the Security and Participation Agreement..  If the payment of the Increased Participation Amounts in any given month for individual title(s) from the Liberation Assets would result in a net loss to CFG for that month on such individual title(s) (“Net Loss Titles”), then the Increased Participation Amounts that CFG shall pay to Lender shall be limited to the greater of 10% of the applicable Camelot Revenues for that month on such specific title(s) and the percentage of Camelot Revenues that would result in a break even for CFG in net revenues for the month (i.e., no net gain or loss for CFG from Revenues for that month). For months where any Increased Payment Amounts are due to Lender hereunder, CFG is limited to counting no more than 35% of its individual titles as “Net Loss Titles,” and CFG shall pay such Increased Payment Amounts on at least 65% of its title(s) whether or not such titles are in fact Net Loss Titles. Total interest payments made during the nine months ended September 30, 2010 were $48,750.

5.            RELATED PARTY TRANSACTIONS

Accrued Salaries

At September 30, 2010, the Company has total accrued wages, bonuses, etc due to its CEO Robert Atwell and related entities of $3,262,402, Steve Istock current CFO $53,900 and to George Jackson its former CFO $395,700.   During the third quarter accruals were made for bonuses, compensation provisions included in employment contracts, and other contractual requirements with entities related to Robert Atwell which were entered into during the nine month period ended September 30, 2010 (see descriptions below).

Advances from Affiliates

During the nine months ended September 30, 2010, the Company received $110,889 in advances from The Atwell Group, an affiliate of the Chief Executive Officer.  During the nine months ended September 30, 2010, the Company paid these advances back to the Chief Executive Officer. At September 30, 2010, no advances were due to the Chief Executive Officer. All related party advances are due on demand and currently do not incur interest.

During the nine months ended September 30, 2010, the Chief Executive Officer and his affiliated companies received approximately $299,847 in paid compensation for which the appropriate taxes were not withheld. Thus, the Company accrued an additional $112,000 in estimated payroll tax liabilities during the same period. As of September 30, 2010, the Company has estimated payroll tax liabilities accrued of $338,758.

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

On February 18, 2010, the Company authorized the issuance of 46,293 shares at $2 per share in the amount of $92,586 to TAG in connection with the agreement.  As of September 30, 2010, the Company calculated that approximately 39,444,771 shares would need to be issued to TAG under this agreement and recorded a liability of $138,057.

6.            PREFERRED STOCK

Designations

On April 28, 2010, the Company filed preferred stock designations with the State of Delaware establishing Class D, Class E and Class F Convertible Preferred Stock.

On August 5, 2010, the Company filed a preferred stock designation with the State of Delaware establishing Class G Convertible Preferred Stock

As of September 30, 2010, there were 21,896,901 shares outstanding of Class A Convertible Preferred Stock.  The Class A Preferred converts to four Shares for every one share of Class A Convertible Preferred Stock.  Each share of Class A Preferred Stock is entitled to 50 votes and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class A Preferred ranks superior to common stock and junior to Class B Preferred Stock.

6.            PREFERRED STOCK - continued

As of September 30, 2010, there were 30,000,000 shares outstanding of Class B Convertible Preferred Stock. The Class B Preferred converts to ten Shares for every one share of Class B Convertible Preferred Stock.  Each share of Class B Preferred Stock is entitled to 1,000 votes and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class B Preferred ranks superior to all other classes of stock other than the Class E and F in which it is equal. In addition, the Class B Convertible Preferred Stock has a liquidation preference of $1.00 per share.

As of September 30, 2010, there were 7,151,500 shares of Class C Convertible Preferred Stock outstanding.  The Class C Preferred converts to one Share for every one share of Class C Preferred Stock.  Each share of Class C Preferred Stock is entitled to one vote and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class C Preferred ranks superior to common stock and junior to Class A and B Preferred Stock.

As of September 30, 2010, there were no shares outstanding of Class D Convertible Preferred Stock.  The Class D Preferred converts to one Share for every one share of Class D Preferred Stock.  Each share of Class D Preferred Stock is entitled to one vote and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class D Preferred ranks superior to common stock and junior to Class A, B, C, E and F Preferred Stock.

As of September 30, 2010, there was $2,500,000 of Class E Convertible Preferred Stock committed to be issued in connection with the Liberation asset acquisition.  The Class E Preferred converts to 50 Shares for every one share of Class E Preferred Stock.  Each share of Class E Preferred Stock is entitled to one vote and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class E Preferred ranks superior to common stock and Class A, C, and D Preferred Stock and equal to Class B and F Preferred Stock. In addition, the Class E Convertible Preferred Stock has a liquidation preference of $1.00 per share. The Class E commitment is currently reflected as a liability on the accompanying financial statements.  As of September 30, 2010, Class E preferred stock balance is $2,281,557, during the quarter approximately $110,000 was amortized to interest expense.

As of September 30, 2010, there were 100,000 shares outstanding of Class F Convertible Preferred Stock.  The Class F Preferred converts to 10 Shares for every one share of Class F Preferred Stock.  Each share of Class F Preferred Stock is entitled to one vote and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class F Preferred ranks superior to common stock and Class A, C, and D Preferred Stock and equal to Class B and E Preferred Stock. In addition, the Class F Convertible Preferred Stock has a liquidation preference of $1.00 per share. The Class F outstanding is currently being shown as issued but not outstanding as the shares are being held as collateral to the Incentive note (see Note 4).

As of September 30, 2010, there was $200,000 of Class G Convertible Preferred Stock committed to be issued in connection with commercial debt due Holmes and Hollister, one of the Company’s investment bankers. As of September 30, 2010, there were no shares outstanding of Class G Convertible Preferred Stock.  The Class G Preferred converts to 50 Shares for every one share of Class G Preferred Stock.  Each share of Class G Preferred Stock is entitled to one vote and votes with the Shares on all matters coming before the Company’s stockholders for a vote.  Class G Preferred ranks superior to common stock and junior to Class A, B, C, D, E and F Preferred Stock. In addition, the Class G Convertible Preferred Stock has a liquidation preference of $1.00 per share up to maximum of $200,000. The Class G commitment is currently reflected as a liability on the accompanying financial statements.

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

As of September 30, 2010, the Company estimated the fair value of the preferred stock derivative liabilities to be a total of $71,871 resulting in a loss on derivative liability presented in the statement of operations of $63,247.  At September 30, 2010, the fair market value of the conversion feature derivative related to the Class A, B, C, D, and F Convertible Preferred stock was estimated using a lattice model incorporating weighted average probability cash flow. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 250% volatility and there was a 100% probability the Company would not be in default of its registration requirements as there were none.

For issuances during the quarter ended, September 30, 2010, the fair market value of the compounded embedded derivative associated with the Series A, B and C preferred stock was estimated to be $8,832 and resulted in the Series A preferred stock being discounted to its par value.  Due to the excess fair value of the compound embedded derivative over the proceeds of $25,098 the Company recorded an immediate charge to derivative loss.

6.            PREFERRED STOCK - continued

Determination of Fair Value

The fair value of the Company’s preferred stock issuances discussed below was based upon the market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist.

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

On September 30, 2010, the Company issued The Atwell Group 7,749,390 shares of its Class A Convertible Preferred stock at approximately $0.004 per share for services and other consideration rendered with a value of $27,920 to the Company.

On September 30, 2010, the Company issued The Atwell Group 855,979 shares of its Class B Convertible Preferred stock at $0 per share for services and other consideration rendered with a value of $0 to the Company.

7.           STOCKHOLDERS’ DEFICIT

Determination of Fair Value

The fair value of the Company’s common stock issuances are based upon the closing market price of the Company’s common stock on the date of issuance assuming no future performance commitments exist. All Shares discussed below are valued using these assumptions.

Reverse Stock Split

On June 1, 2010, the Company’s board of directors approved a 20,000 to 1 reverse stock split of all of our outstanding Shares.  As a result of the reverse stock split, effective June 30, 2010, the number of issued and outstanding Shares was reduced to 846,316 as of June 30, 2010.  All references to our Shares in this report have been restated to reflect the reverse stock split.

Shares Issued for Services

At various times during the nine months ended September 30, 2010, the Company issued Shares for services provided to or on behalf of the Company, including craft services, transportation, security, accounting, production, information technology services, consulting, marketing, legal, architectural, administrative, valuation and management services.  The following is a summary of Shares issued for services during 2010:

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

During the third quarter of 2010, the Company authorized the issuance of 27,410,873 Shares to various individuals for administrative, business, financial and legal service rendered to the Company and other consideration, which resulted in total compensation expense of $372,554.

7.           STOCKHOLDERS’ DEFICIT - continued

Commercial Debt Purchase Agreements

During the three months ended September 30, 2010, the Company issued various individuals and entities 55,891,633 Shares at an average price of approximately $0.005 per Share, in partial satisfaction of notes of a principal amount of $133,917 in accordance with the terms and conditions of Commercial Debt Purchase Agreements between various individuals and entities and the Company. In addition, the fair market value of the Shares exceeded the carrying value of the debt converted by $217,077, which was recorded to interest expense. As a result of these Commercial Debt Purchase Agreements, the corresponding amount of debt retired was reduced on the Company’s books and records. The Commercial Debt was incurred by the Company as a result of payments due Robert Atwell, the Company’s CEO, George Jackson, the Company’s former CFO, and Ted Baer, the Company’s entertainment counsel.

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

During the three months ended September 30, 2010, the Company issued George Jackson 200,000 Shares at an average price of $0.042 per share for services and other consideration rendered with a value of $8,400 to the Company.

During the three months ended September 30, 2010, the Company issued Steven Istock 2,000,000 Shares at $0.0043 per share for services and other consideration rendered with a value of $10,000 to the Company.  The value of the Shares were used to decreased accrued salary due.

Consulting Agreement with Ted Baer

On September 17, 2010, the Company terminated its Business and Legal Services Consultant Agreement (“TBA”) with Ted Baer (“Baer”), the Company’s entertainment legal counsel. On May 7, 2010, the Company had entered into the TBA, which originally was set to expire on December 15, 2015, provided Baer with an annual fee of $240,000, which can be paid by the Company in either cash and/or stock. Baer is entitled to receive $97,030 in stock as payment for all of Baer’s outstanding stock invoices with the Company as of May 7, 2010. Baer received a signing bonus of 15,000 Shares, and is entitled to receive four $25,000 annual bonuses beginning on May 7, 2011. He will also receive 100,000 shares of the Company’s Class A Convertible Preferred Stock, 500,000 shares of the Company’s Class C Convertible Preferred Stock and 25,000 shares of the Company’s Class D Convertible Preferred Stock. He also will receive 5% of the Company’s Class A Convertible Preferred Stock on a non-dilutive basis during the term of his agreement. Baer shall be granted warrants (“Warrants”) entitling him to purchase One Million Dollars ($1,000,000) of Shares priced at ten per cent (10%) above the average bid trading price of the Shares for the three month period immediately preceding each exercise date of the Warrants. The Warrants shall expire upon the termination and/or expiration of this Agreement. The Company accounted for the Warrants as a derivative liability due to the unlimited amount of Shares issuable. The Company valued the warrant liability at $41,101 using the Black-Scholes model. Baer is also entitled to expense reimbursement as provided for in the TBA and in the event Baer becomes a member of the Company’s Board of Directors at a later date, he would be entitled to additional consideration at that time. On May 7, 2010, the Company issued Baer a note for $200,518, representing all cash amounts due Baer as of May 7, 2010 (“BN”). On September 7, 2010, Baer converted the BN into 9,458,966 Shares. On the date of the conversion the fair market value of the Company’s stock exceeded the carrying value of the note by $11,271, which was used to offset other amounts due to Baer. During the three months ended 1,558,200 Shares were issued with an estimated value of $51,496 of which offset monies due to Baer. As of September 30, 2010, amounts accrued under the current contract includes common stock due, $10,000 in Series A shares due, and consulting fees, with a total amount due of $126,901.  The Baer contract was terminated on September 17, 2010. The Company is currently negotiating a new legal service agreement with Mr. Baer.

Consulting Agreement with Peter Jarowey

On September 17, 2010, the Company terminated its Business Consultant Agreement (“PJA”) with Peter Jarowey II (“Jarowey”). On May 24, 2010, the Company had entered into the PJA, which was originally set to expire on December 15, 2015, provided Jarowey with an annual fee of $210,000, which can be paid by the Company in either cash and/or stock. Jarowey received a signing bonus of 15,000 Shares, and is entitled to receive four $25,000 annual bonuses beginning on May 24, 2011. He will also receive 100,000 shares of the Company’s Class A Convertible Preferred Stock, 500,000 shares of the Company’s Class C Convertible Preferred Stock and 25,000 shares of the Company’s Class D Convertible Preferred Stock. He also will receive 5% of the Company’s Class A Convertible Preferred Stock on a non-dilutive basis during the term of his agreement. Jarowey shall be granted warrants (“Warrants”) entitling him to purchase One Million Dollars ($1,000,000) of Shares priced at ten per cent (10%) above the average bid trading price of the Shares for the three month period immediately preceding each exercise date of the Warrants. The Warrants shall expire upon the termination and/or expiration of this Agreement. The Company accounted for the Warrants as a derivative liability due to the unlimited amount of Shares issuable. The Company valued the warrant liability at $41,101 using the Black-Scholes model. Jarowey is also entitled to expense reimbursement as provided for in the TBA and in the event Jarowey becomes a member of the Company’s Board of Directors at a later date, he would be entitled to additional consideration at that time. On May 24, 2010, the Company issued Jarowey a note for $256,500, representing all cash amounts due Jarowey as of May 24, 2010. On September 7, 2010, Jarowey converted the note into the Company’s common stock. On September 7, 2010, the Company issued 9,458,996 shares to Jarowey, which satisfied the obligation of the convertible note of $256,500. On the date of the conversion the fair market value of the Company’s stock exceeded the carrying value of the note by $18,918, which was used to offset other amounts due to Jarowey. During the three months ended 1,290,985 Shares were issued with an estimated value of $51,228 of which offset monies due to Jarowey. The Jarowey contract was terminated on September 17, 2010. The Company is currently negotiating a new consulting agreement with Mr. Jarowey.

7.           STOCKHOLDERS’ DEFICIT - continued

Agreement with Holmes Hollister

On May 24, 2010, as part of the Business Consultant Agreement with Jarowey, the Company agreed to issue John B. Hollister III and Douglas Q. Holmes of Holes Hollister & Company (collectively “HHC”) $100,000 each, for a total amount of $200,000 collectively, in the Company’s Class G Preferred Stock as payment in full pursuant to the Financial Advisor Agreements dated August 11, 2009 entered into between the Company and Jarowey and HHC. On or after September 1, 2010, HHC shall have the right to convert any or all of their Class G Convertible Preferred Stock into Two Hundred Thousand Dollars ($200,000) in shares of fully paid and nonassessable shares of Common Stock at a price equal to the quarterly volume weighted average share price per share of Common Stock immediately prior to conversion. As of September 30, 2010, the Company has $200,000 included in accounts payable related to this agreement.

8.           SUBSEQUENT EVENTS

Shares Issued

Between October 1 and November 22, 2010, the Company issued a total of 1,650,045,873 Shares. Of those Shares issued, the Company issued 291,000,000 Shares for services, 818,145,938 Shares to holders of convertible notes, 540,899,665 shares for debt retirement and 270 shares to brokerage and clearing firms in accordance with the rounding up provisions of the Company’s reverse stock split action which was effective on June 30, 2010.

Funds received from Convertible Note Holders

On October 18, 2010, the Company received an additional $239,200, with $299,000 due on maturity from NIR under terms similar to those disclosed in Note 4, above.

On October 18, 2010, the Company received an additional $4,800, with $6,000 due on maturity from NIR under terms similar to those disclosed in Note 4, above.

NIR Conversions

Between October 1 and November 22, 2010, the Company authorized the issuance of Shares to various note holders affiliated with NIR in connection with the NIR agreements entered into between the Company and NIR from December 2006 to December 2008.  As a result of the conversions, the Company issued the various note holders 190,195,938 Shares in satisfaction of the notes at an average conversion price of $0.0003 based upon $64,325 in total amount converted.

JMJ Conversions

Between October 1 and November 22, 2010, the Company authorized the issuance of Shares to JMJ in connection with the JMJ agreements entered into between the Company and JMJ from August 2009 to August 2010.  As a result of the conversions, the Company issued the various note holders 367,450,000 Shares in satisfaction of the notes at an average conversion price of $0.0003 based upon $141,718 in total amount converted.

JSJ Conversions

Between October 1 and November 22, 2010, the Company authorized the issuance of Shares to JSJ Investments in connection with the purchase of notes from NIR by JSJ related to NIR agreements entered into between the Company and NIR from December 2006 to December 2008.  As a result of the conversions, the Company issued JSJ Investments 260,500,000 Shares in satisfaction of the notes at an average conversion price of $0.0004 based upon $118,550 in total amount converted.

Shares Issued for Services

Between October 1 and November 22, 2010, the Company issued 291,000,000 Shares at prices ranging from $0.0003 to $0.0028 per Share with an average price of $0.0009 to various individuals and entities for $269,000 in services performed.  Services included investor relations, legal, public relations, and various other consulting services.

Commercial Debt Purchase Agreements

At various times during the period covered by this report, the Company issued various individuals and entities 540,899,665 Shares at prices ranging from $0.00015 to $0.00170 per share at an average price of $0.0006 in partial satisfaction of notes of $330,220 in accordance with the terms and conditions of the Commercial Debt Purchase Agreements between various individuals, entities and the Company.  The Commercial Debt was incurred by the Company as a result of payments due Robert Atwell, the Company’s CEO, George Jackson, the Company’s former CFO, and Clarity Partners, LP.

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

Critical Accounting Estimates

The preparation of our financial statements is in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.  At September 30, 2010, significant accounting estimates relate to the fair value of our derivative liabilities.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Going Concern Uncertainties

The accompanying financial statements have been prepared assuming that Camelot will continue as a going concern. During the nine months ended September 30, 2010, Camelot had $111,130 in revenue from film distribution, a net loss of $8,026,537 and at September 30, 2010 had a negative working capital of $6,333,168. These conditions raise substantial doubt about Camelot’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

During the nine months ended September 30, 2010, the Company funded operations with cash on hand, cash flows from the distribution operations, $500,000 in additional convertible notes payable, in part from its funding commitments with JMJ Financial and agreements with NIR, $150,000 in notes payable received in connection with the completion of its first major film library asset acquisition, and funding provided by its officers and directors. In addition, the Company began generating revenues through its distribution operations. During the fourth quarter, the Company expects to generate additional revenues generated through its newly acquired film library and through increased sales generated by its distribution operations. However, current distribution and film library revenues alone are not sufficient to support operations alone without the ongoing funding described above. Further, the Company is in the process of attempting to restructure its debt, seeking additional financial resources from its existing investors, note holders, debt holders, officers, directors (past and present) and it’s Chief Executive Officer Robert Atwell.  However, especially due to various factors including the current worldwide economic conditions, there can be no assurances the Company's efforts will be successful. If these current conditions persist or worsen, the Company may have to delay its planned operations and capital raising efforts.

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

On September 30, 2010, the Company had 197,786,760 shares of its $0.0001 par value common stock (“Shares”) issued and outstanding.  Each Share is entitled to one vote on all matters put to a vote of our stockholders.  Our Shares rank junior to all of our preferred stock.

On September 30, 2010, there were 21,896,901 shares outstanding of our $0.0001 par value Class A Convertible Preferred Stock.  The Class A Preferred converts to four Shares for every one share of Class A Preferred Stock.  Each share of Class A Preferred Stock is entitled to 50 votes on all matters put to a vote of our stockholders.  Class A Preferred ranks superior to our common stock and our Class C, D and G Preferred Stock and junior to our Class B, E and F Preferred Stock.

On September 30, 2010, there were 30,000,000 shares outstanding of our $0.0001 par value Class B Convertible Preferred Stock.  The Class B Preferred converts to ten Shares for every one share of Class B Preferred Stock.  Each share of Class B Preferred Stock is entitled to 1,000 votes on all matters put to a vote of our stockholders.  Class B Preferred ranks superior to our common stock and our Class A, C, D and G Preferred Stock, and ranks equal to our Class E and Class F Preferred Stock.

On September 30, 2010, there were 7,151,500 shares outstanding of our $0.0001 par value Class C Convertible Preferred Stock.  The Class C Preferred converts to one Share for every one share of Class C Preferred Stock.  Each share of Class C Preferred Stock is entitled to one vote on all matters put to a vote of our stockholders.  Class C Preferred ranks superior to our common stock and our Class D and Class G Preferred Stock and junior to our Class A, B, E and F Preferred Stock.

On September 30, 2010, there were no shares outstanding of our $0.0001 par value Class D Convertible Preferred Stock.  The Class D Preferred converts to one Share for every one share of Class D Preferred Stock.  Each share of Class D Preferred Stock is entitled to one vote on all matters put to a vote of our stockholders.  Class D Preferred ranks superior to our common stock and our Class G Preferred Stock and junior to our Class A, B, C, E and F Preferred Stock.

On September 30, 2010, there were no shares outstanding of our $0.0001 par value Class E Convertible Preferred Stock.  The Class E Preferred converts to fifty Shares for every one share of Class E Preferred Stock.  Each share of Class E Preferred Stock is entitled to one vote on all matters put to a vote of our stockholders.  Class E Preferred ranks superior to our common stock and our Class A, C, D and G Preferred Stock, and ranks equal to our Class B and Class F Preferred Stock.

On September 30, 2010, there were 100,000 shares outstanding of our $0.0001 par value Class F Convertible Preferred Stock.  The Class F Preferred converts to ten Shares for every one share of Class F Preferred Stock.  Each share of Class F Preferred Stock is entitled to one vote on all matters put to a vote of our stockholders.  Class F Preferred ranks superior to our common stock and our Class A, C, D and G Preferred Stock, and ranks equal to our Class B and E Preferred Stock.

On September 30, 2010, there were no shares outstanding of our $0.0001 par value Class G Convertible Preferred Stock.  The Class G Preferred converts to fifty Shares for every one share of Class E Preferred Stock.  Each share of Class G Preferred Stock is entitled to one vote on all matters put to a vote of our stockholders.  Class G Preferred ranks superior to our common stock and junior to our Class A, B, C, D, E and F Preferred Stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operations

Overview

Our sales and revenues from distribution activities within our Camelot Distribution Group subsidiary continue to grow, with total Gross Sales for the nine month period ended September 30, 2010 approximately $1,300,000 (“Gross Sales” represent signed sales contracts), of which we were able to recognize $111,130 during this period under accounting rules for motion picture revenue recognition, with the balance of approximately $1,188,870 to be recognized during future quarters. We are working to become a fully integrated, broad based entertainment company with planned future operations that we expect to encompass independent motion picture production and distribution, television programming, production and syndication, home video acquisition and distribution, digital media production and distribution, development and operation of studio facilities, development of new technologies, and distribution of filmed entertainment worldwide.  We seek to become a global leader in the creation, production, distribution, licensing and marketing of all form of creative content and their related businesses across all current and emerging media and platforms, with an initial focus on independent film.  If we are successful in implementing our business model, we could be one of the industry leaders in every aspect from independent feature film, television and home entertainment production and distribution to DVD, Video on Demand “VOD”, Direct delivery via cable, the internet, satellite and/or direct physical delivery to the consumer “Direct to Consumer”, digital distribution, licensing and entertainment related digital media.

During the three month period ending September 30, 2010, we had Gross Sales of approximately $471,000, of which we were able to recognize $53,712 during this period under accounting rules for motion picture revenue recognition, with the balance of approximately $417,288 to be recognized during future quarters. Our recorded quarterly revenue (“Revenues” represent monies collected from gross sales once complete delivery of film elements have been made and film license term has begun) increased 130%, totaling $53,712 as compared to $23,338 during the second quarter of 2010, with an additional $266,975 in collected revenue booked as deferred revenue (See Statement of Operations). During the first nine months of 2010, the Company has already exceeded its revenue from prior years and has seen its total assets increase 2,120% from $147,015 at December 31, 2009 to $3,264,196 at September 30, 2010. The Company also began collecting accounts receivable from its first library acquisition, collecting approximately $85,000 during the second quarter and $34,000 during the third. While the Company took extensive, non-recurring, one-time charges during the second quarter of 2010, comprised mainly from employee and consultant agreements, including bonuses and other related expenses, it has continued to grow as it implements its business plan, with approximately twenty-one full time, part time, major consultants and interns on staff as of November 15, 2010.

We are also in the process of expanding our Board of Directors, with stockholders being asked to elect two new members to our Board of Directors at the Annual Stockholder Meeting December 13, 2010 (See Annual Stockholder Meeting below). The two individuals up for election are Steven Istock, 44, and Leo Griffin, 40. Mr. Istock joined Camelot as CFO and as a member of our Board of Directors on July 1, 2010.  Mr. Istock has a substantial corporate, entertainment and international finance background with over fifteen years’ experience as a senior banker and finance manager. Mr. Istock specializes in the development, structuring and funding of debt and equity transactions.  He has participated in over $2 billion in transactions for a wide range of public and private corporate clients. Mr. Istock graduated from the University of Michigan in Economics and English in 1989, with post-graduate work at Charles University in Prague in 2007. Mr. Griffin is a Principal at Clarity Partners, a private equity firm managing over US $1 billion and focused on the media, communications, and business services sectors. Prior to joining Clarity, Mr. Griffin was a Principal at Monitor Ventures, the venture capital and advisory arm of the Monitor Group, a global strategy consulting firm and merchant bank. Mr. Griffin currently serves as a member of the boards of directors of CaseStack, Inc., Critical Media, Inc. and ImpreMedia, Inc.  Mr. Griffin holds a degree in Industrial Economics from the London School of Economics (1992) and received his MBA with distinction from the Kellogg School at Northwestern University in 1998.

To accomplish our goals, in addition to growing sales and revenues, retiring debt and enhancing our Board of Directors and management team, we are actively negotiating the acquisition of distribution, production and post-production companies, along with film, television and digital media libraries, as we prepare to enter into the production of our film slates during 2011 and 2012. Our business operations are divided up into four major divisions: Camelot Film Group, Camelot Distribution Group, Camelot Studio Group, and Camelot Production Services Group.

On April 28, 2010, our Camelot Film Group subsidiary purchased a majority of the assets of Liberation Entertainment, Inc. (“Liberation”), including 750 of Liberation’s 888-title film library initially, with the potential to add 138 more titles once ownership issues are cleared.  Based upon the initial valuation of the library at the time it was purchased by Camelot Film Group (See Item 1 Financial Statements and Note 3 in the Financial Statement Footnotes), the current short term value of the library is approximately $3,000,000, and management expects the future value of the library to increase as the Company’s sales team exploits the library and as the Company continues to release new titles through its distribution subsidiaries. Funding for this acquisition was provided through a loan agreement between the Company and Incentive Capital, LLC (See Note 4 in the Financial Statement Footnotes). In the event we are unable to repay the loan in accordance with the terms and conditions of the loan agreement, which calls for repayment of the loan during the first quarter of 2011, or change and/or extend the term of the loan, this event could have a material adverse effect on the Company.

With that first major acquisition now complete, our main focus is the completion of three additional acquisitions within our Camelot Film Group division and the continued growth of our distribution subsidiary, Camelot Distribution Group, including DarKnight Pictures.  During the past year, we executed three letters of intent to acquire a London-based film and television distribution company, a domestic based film library and a post production facility.  Our current plans are to close at least one of these acquisitions no later than the first quarter of 2011.  Camelot Distribution Group, and its subsidiary DarKnight Pictures, have acquired distribution rights to twenty feature films since the addition of Jamie Thompson as President of Camelot Distribution Group in September 2009.  Once we have completed the planned corporate and film library acquisitions, we will be focusing on the funding and production of our first slate of films within our Camelot Films® subsidiary.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the year ending December 31, 2010, in addition to the planned acquisitions and the initial growth of Camelot Distribution Group, our focus has been on the ongoing development of projects within our Camelot Film Group division, while continuing to pursue opportunities through our Camelot Studio Group division.  The emergence of Camelot Film Group as it prepares to unveil its Camelot Production Model (“CPM”) in 2010 points to significant activity for us this year.  In order to implement our plans to become an international global media and entertainment company, it is critical that we build a solid foundation to build upon, and that begins with making sure that each division is carefully structured and that their respective business models are implemented in accordance with those designs.
In addition to Camelot Distribution Group, the current focus of our operations is our Camelot Film Group division, where we have acquired several literary properties and expect to continue physical production in 2011 on several projects in our production pipeline.

2010 has also seen the emergence of our proprietary Camelot Films® Camelot Production Model (“CPM”), which we believe is designed to have mainstream appeal and franchise potential.  As currently envisioned, the CPM provides for the development, production, marketing and distribution of motion pictures by combining the efficiencies realized by studios of the early 1900’s with the artistic focus and diversity of today’s independent productions.  Using this approach, we believe the risk-reward relationship facing the typical film project can be dramatically shifted.  For example, whereas a typical film pushes artists and directors to rush development and production in hopes of conserving cash, the CPM extends the pre-production cycle substantially to reduce costs while simultaneously increasing quality.  Similarly, whereas many independent films are limited by the types of post production technology used, due in part to budget constraints, we intend to invest directly in top of the line technology, spreading the costs over a targeted minimum number of original motion pictures each year.  One benchmark of the CPM is to develop the ability to consistently produce films with the look, feel and artistic content of multi-million dollar pictures, for a fraction of the cost.

Within our Camelot Film Group division, Camelot Films® plans to focus on high quality, suspense, action, thriller, comedy and dramatic commercial content.  Camelot Features will continue to develop its limited catalogue of literary properties and preparations to begin pre-production on some of its projects as packaging is completed. Camelot Television Group plans to continue to explore potential pilots and television series to produce. Camelot Urban Entertainment is now expected to complete its first feature length documentary during 2011 and continue the development process on several feature film properties currently being developed. Camelot Film Group plans to accelerate the activity in its Latin entertainment division once it completes its search for an executive to lead that division. We also plan to increase activity in our family division, Ferris Wheel Films. Further, we hope to renew our consulting agreement with Capital Arts Entertainment. Experts in efficient budget production, the management of Capital Arts has over 250 film credits in production and distribution, and they have an excellent industry reputation. Camelot Gaming and our Digital Media division should begin to see activity in 2011.

Due to our prior focus and the commitment of resources on the Camelot Studios at ATEP project, we made the decision to slow down the progress of our other divisions and concentrate on completing the development and entitlement process of the CDT project.  When that stopped, we refocused our attention on Camelot Film Group and will be increasing activity in Camelot Production Services Group during 2011. Notwithstanding the foregoing, our priority in 2010 has been as follows: first, Camelot Distribution Group and Camelot Film Group; second, Camelot Production Services Group; and third, Camelot Studio Group.

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

Annual Stockholders Meeting

Our 2010 Annual Meeting of the Stockholders (the “Annual Meeting”) will be held December 13, 2010, at the Mandalay Bay Resort and Casino in Las Vegas, Nevada, at 2 p.m.  We have scheduled other Company-related events from December 12th to the 14th.  Stockholders will be asked to elect two (2) members of the Company’s Board of Directors to serve until the 2015 annual meeting of stockholders or until their successors are elected and qualified, to ratify the selection of dbbmckennon as the independent registered public accounting firm for the year ending December 31, 2010, to approve the 2010 Stock Option/Issuance Plan; to approve the 2011 Stock Option/Issuance Plan, to approve the Board of Directors plan to submit a Registration Statement with the Securities and Exchange Commission to register the sale of $10,000,000 in Camelot Common and Preferred Stock in order to retire Camelot debt, expand current operations and to implement a stock repurchase program subject to regulatory approval and to transact such other business as may properly come before the meeting or any adjournment thereof.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other sessions will feature panel discussions on film production, distribution and marketing, stockholder relations and a question and answer forum with Camelot management. The event will kick-off Sunday, December 12th with a welcome reception at 6 p.m. followed by a special stockholder screening of an upcoming Camelot feature film at 8 p.m. On Monday, December 13, the day starts off with the opening session at 10 a.m., followed by the panel discussions and the official stockholder meeting. Monday evening Camelot will be hosting its annual stockholder dinner with live entertainment. The three-day event will wrap up Tuesday morning with Camelot’s annual employee retreat. For more information email info@camelotfilms.com and RSVP to meeting@camelotfilms.com.

Liquidity and Capital Resources

We have a limited history of operations as a film, television and digital media production and distribution company. We believe that, due to the complex nature of our business model and the ensuing long-term sales cycles, period-to-period comparisons of our operating results are not necessarily meaningful as an indication of future performance. Our current liquidity and capital resources are provided principally through our current agreements with NIR, JMJ Financial, and TAG, which are discussed below under Recent Financing.  During the nine months ended September 30, 2010, we had $111,130 in revenues realized from distribution operations, along with negative working capital of $6,333,168, due in part to accounting for consideration due to our officers, employees and third party consultants and their respective contracts, bonuses and related items. Should the Company suffer the loss of financial support from our affiliates, lenders and debt holders, and should we not be able to continue to grow our distribution revenues and further fail to secure a successful source of additional financial resources in the future, when combined with the above conditions, this could raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the classification of liabilities that may result from the outcome of this uncertainty.

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

Entry into Material Definitive Agreements

Other Events: Non-Binding Letters of Intent to Acquire Post Production Company, TV Distribution Company and Film Library

On August 25, 2009, we entered into a non-binding letter of intent to acquire all of the outstanding stock of a post-production film studio located in the United States (the “Target Studio”).  The terms and conditions of that letter of intent are being revised and are currently being negotiated between the Company and the other party to become part of the final acquisition agreement. The Company expects to either close this transaction during the fourth quarter of 2010 or to explore the possibility of acquiring a different post-production facility. As of the date of this report, negotiations are continuing.

On August 29, 2009, we entered into a non-binding letter of intent to acquire all of the outstanding stock of a film and television distribution company located in the United Kingdom (the “Target Distribution Company”).  The terms and conditions of that letter of intent are being revised and we expect to commence negotiations on a revised transaction during the fourth quarter of 2010 as market conditions stabilize.

The above transactions were delayed in part due to rapidly changing market conditions, the tightening of the credit markets and the additional and unforeseen resource commitment required to secure the Liberation Assets, which we closed on April 28, 2010.

The Atwell Group

During the nine months ended September 30, 2010, TAG and its affiliates have paid for $110,889 in expenses and advanced $299,847 in funds to us or on our behalf as needed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

THREE MONTH PERIOD SEPTEMBER 30, 2010, COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED).

We generated $53,714 in revenue during the three months ended September 30, 2010; we did not generate any revenue during the three months ended September 30, 2009.

All expenses incurred during the comparative periods were general and administrative in nature except during this period the Company allocated $40,587 to cost of film-related revenue. Total cost of sales for the quarter ended September 30, 2010 was $121,587, as compared with costs of sales of $0 for the quarter ended September 30, 2009.

General and administrative expenses were $1,306,346 for the three months ended September 30, 2010, compared to $657,729 for the three months ended September 30, 2009.  The increase in our expenses is primarily due to increased payroll costs, legal fees, officer salaries and related expenses, non-recurring, one-time charges, travel, and professional fees and services for that period.
The general and administrative expenses for the three months ended September 30, 2010 were comprised of: $378,040 in officers’ salaries, related expenses and non-recurring, one-time charges; $29,000 in accounting fees; $75,492 in legal fees; $511,702 in professional services; rent of $24,163; marketing costs of $16,406; stock transfer fees and costs of $13,200; administrative costs and other fees of $23,513; health insurance costs of $20,882; travel costs of $11,413; payroll costs and taxes of $98,312; telephone costs of $3,624, depreciation expense $600 and tax accrual for officer $100,000.

The general and administrative expenses for the three months ended September 30, 2009 were comprised of: $142,500 in officers salaries; $20,000 in accounting fees; $61,000 in legal fees; $71,100 in other professional fees $204,929 in professional services; rent of $10,357; marketing costs of $24,375; stock transfer fees and costs of $7,194; administrative costs and other fees of $21,052; health insurance costs of $10,065; travel costs of $26,158; costs related to acquisitions of $54,000.

Other income (expense) for the three months ended September 30, 2010, was ($753,591) which consisted of a loss of $267,772 from the change in the fair value of our derivative liabilities on our convertible notes and preferred stock.  Interest expense during the three months ended September 30, 2010 was $487,819, which consisted mostly of expenses related to the interest accrual from convertible notes payable from NIR and JMJ and other income of $2,000, which was netted against interest expense.  During the three months ended September 30, 2009, other income (expense) of ($1,458,691) consisted of a loss on derivative liabilities of $166,259, and interest expense of $1,292,432.

NINE MONTH PERIOD SEPTEMBER 30, 2010, COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED).

We generated $111,130 in revenue during the nine months ended September 30, 2010, we did not generate any revenue during the nine months ended September 30, 2009.

All expenses incurred during the comparative periods were general and administrative in nature except during this period the company allocated $289,348 to cost of film related revenue along with the allocation of $24,328 of payroll related costs.  Additionally, we issued Shares as bonuses to film distribution staff during the period for $30,000 and this amount was included in the cost of sales amount for the quarter.  Total cost of sales for the period ended, September 30, 2010 was $289,348.

General and administrative expenses were $6,698,358 for the nine months ended September 30, 2010, compared to $1,130,572 for the nine months ended September 30, 2009.  The increase in our expenses is primarily due to increased payroll costs, legal fees, officer salaries and related expenses, non-recurring, one-time charges, travel, and professional fees and services for that period, including compensation and bonuses related to employment and funding agreements entered into between the Company and its officers during the second quarter of 2010.

The general and administrative expenses for the nine months ended September 30, 2010 were comprised of: $3,864,592 in officers’ salaries, related expenses and non-recurring, one-time charges; $63,000 in accounting fees; $578,742 in legal fees; $1,467,559 in professional services; rent of $82,087; marketing costs of $93,722; stock transfer fees and costs of $19,700; administrative costs and other fees of $88,634; health and other insurance costs of $40,149; travel costs of $26,957; payroll costs and taxes of $239,603; telephone costs of $9,732, tax accrual for officer $122,981, and depreciation expense $900.

The general and administrative expenses for the nine months ended September 30, 2009 were comprised of: $427,500 in officers’ salaries; $48,700 in accounting fees; $78,842 in legal fees; $212,558 in professional services; rent of $22,045; marketing costs of $63,626; stock transfer fees and costs of $30,033; administrative costs and other fees of $28,958, valuation costs $32,253, $75,699 in other professional fees, insurance $10,065, travel costs $32,103, other expenses $14,190 and $54,000 costs related to acquisitions.

Other income (expense) for the nine months ended September 30, 2010, was ($1,149,961) which consisted of a loss of $442,365 from the change in the fair value of our derivative liabilities on our convertible note and preferred stock. Interest expense during the nine months ended September 30, 2010 was $709,596, which consisted mostly of expenses related to the interest accrual from convertible notes payable from NIR and JMJ and other income of $2,000, which was offset to interest expense.  During the nine months ended September 30, 2009, other income (expense) of ($2,161,991) consisted of a gain on derivative liabilities of $19,630, and interest expense of $2,181,621.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are not yet effective to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is as a normal course of business recorded, processed, summarized and reported within the time periods specified by the Commission without the assistance of outside accounting professionals and that information required to be disclosed is accumulated and communicated to our management to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

 Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2010, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below. Management believes that subsequent to September 30, 2010, with the addition of new internal reporting systems and additional accounting personnel and advisors, it is taking steps to remedy these material weaknesses in our internal control over financial reporting disclosure controls and procedures so that they could become effective in the future to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosures.

ITEM 4. CONTROLS AND PROCEDURES - continued

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The management has identified the following three material weaknesses that have caused the management to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2010:

1.            We do not have sufficient segregation of duties within accounting functions due to the limited personnel, which is a basic internal control. This will change during the fourth quarter of 2010 as the Company has added qualified staff members.

2.            Procedures are not in place to properly accrue un-invoiced liabilities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, the Company issued a total of 192,216,174 unregistered Shares. Of those Shares issued, the Company issued 26,106,058 Shares for services, 93,183,099 Shares to holders of convertible notes for satisfaction of debt, 72,705,884 shares for debt retirement and 311,133 shares to brokerage and clearing firms in accordance with the rounding up provisions of the Company’s reverse stock split action which was effective on June 30, 2010.  The value of the Shares issued for services were used to decrease accrued fees and salaries due. The value of the Shares issued for convertible notes as satisfaction of debt and debt retirement as satisfaction of debt were used to decrease existing debt. The value of the Shares issued in accordance with the rounding up provisions were used to balance stock holdings at brokerage and clearing firms as a result of the Company’s reverse stock split action which was effective on June 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events that are required to be reported under this item.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

There have been no events that are required to be reported under this item.

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

CAMELOT ENTERTAINMENT GROUP, INC.

Date: November 22, 2010	By:	/s/ Robert P. Atwell
Robert P. Atwell
Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2010	By:	/s/ Steven Istock
Steve Istock Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)